Form 10-K
period 2006-12-31
Mellanox Technologies, Ltd.
filed 2007-03-26
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 001-33299

MELLANOX TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Israel	98-0233400
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

Mellanox Technologies, Ltd.
Hermon Building, Yokneam, Israel 20692
(Address of principal executive offices, including zip code)

+972-4-909-7200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Ordinary shares, nominal value NIS 0.0175 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of ordinary shares held by non-affiliates of the Registrant, based on the last sale price for such shares on June 30, 2006: not applicable because trading of the Registrant’s ordinary shares on the NASDAQ Global Market commenced on February 8, 2007.

The total number of shares outstanding of the Registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of March 1, 2007, was 29,822,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2006.

MELLANOX TECHNOLOGIES, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	levels of capital spending in the semiconductor industry, in general, and in the market for high-performance interconnect products, specifically;

•	our ability to achieve new design wins;

•	our ability to successfully introduce new products;

•	competition and competitive factors;

•	our dependence on a relatively small number of customers;

•	our ability to expand our presence with existing customers;

•	our ability to protect our intellectual property;

•	future costs and expenses; and

•	other risk factors included under “Risk Factors” in this report.

In addition, in this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to Mellanox, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable laws. If we update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

ITEM 1 — BUSINESS

Overview

We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand, an industry standard architecture that provides specifications for high-performance interconnects. We believe that we are the leading merchant supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which we believe is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our next generation of products also supports the industry standard Ethernet interconnect specification, which we believe will expand our total addressable market.

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our ICs. These ICs are added to servers, storage, communications infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions.

As the leading merchant supplier of InfiniBand ICs, we play a significant role in enabling the providers of computing, storage and communications applications to deliver high-performance interconnect solutions. We have developed strong relationships with our customers, many of which are leaders in their respective markets. Our products are included in servers from the five largest vendors, IBM, Hewlett-Packard, Dell, Sun Microsystems and Fujitsu-Siemens, which collectively shipped the majority of servers in 2005, according to the industry research firm IDC. We also supply leading storage and communications infrastructure equipment vendors such as Cisco Systems, LSI Logic, Network Appliance, QLogic Corporation, and Voltaire. Additionally, our products are used by GE Fanuc, Mercury Computers, SeaChange International and other vendors of embedded systems.

In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor vendors such as Intel, AMD, IBM and Sun Microsystems;

•	operating system vendors such as Microsoft, Novell and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMWare, an EMC company.

We are a Steering Committee member of the InfiniBand Trade Association, or IBTA, and the OpenFabrics Alliance, or OFA, both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA recently expanded its charter to support and promote high-performance Ethernet solutions.

Our business headquarters are in Santa Clara, California, and our engineering headquarters are in Yokneam, Israel. During the years ended December 31, 2005 and 2006, we generated approximately $42.1 million and $48.5 million in revenues, respectively, and approximately $3.2 million and $7.2 million in net income, respectively.

Industry Background

High-Performance Interconnect Market Overview

Computing and storage systems such as servers, supercomputers and storage arrays handling large volumes of data require high-performance interconnect solutions which enable fast transfer of data and efficient sharing of resources. Interconnect solutions are based on ICs that handle data transfer and associated processing which are added to server, storage, communications infrastructure equipment and embedded systems by either integrating the ICs on circuit boards or by inserting adapter cards that contain these ICs into slots on the circuit board.

Interconnect solution requirements, such as high bandwidth, low latency (response time), reliability, scalability and price/performance, generally depend on the systems and the applications they support. High-performance interconnect solutions are used in the following markets:

•	Enterprise Data Center, or EDC. EDCs are facilities that house servers, storage, communications infrastructure equipment and embedded systems that enable deployment of commercial applications such as customer relationship management, financial trading and risk management applications, enterprise resource planning and E-commerce and web service applications. EDCs typically provide multiple data processing and storage resources to one or many organizations and are capable of supporting several applications at the same time.

•	High-Performance Computing, or HPC. HPC encompasses applications that utilize the computing power of advanced parallel processing over multiple servers, commonly called a supercomputer. The expanding list of HPC applications includes financial modeling, government research, computer automated engineering, geoscience and bioscience research and digital content creation. HPC systems typically focus data processing and storage resources on one application at a time.

•	Embedded. Embedded applications encompass computing, storage and communication functions that use interconnect solutions contained in a chassis which has been optimized for a particular environment. Examples of embedded applications include storage and data acquisition equipment, military operations, industrial and medical equipment and telecommunications and data communications infrastructure equipment.

A number of semiconductor-based interconnect solutions have been developed to address different applications. These solutions include Myrinet, Fibre Channel, Ethernet and most recently InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

Trends Affecting High-Performance Interconnect

Demand for computing power and data storage capacity is rising at a high rate, fueled by the increasing reliance of enterprises on information technology, or IT, for everyday operations. Because enterprises rely on compute- and data-intensive applications that create greater amounts of information to be processed, stored and retrieved, they need high-performance computing and high-capacity storage systems that optimize price/performance, minimize total cost of ownership and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to clustered computing and storage using connections among multiple standard components. Historically, enterprises addressed the requirements for high-end computing and storage using monolithic systems, which are based on proprietary components. These systems typically require significant upfront capital expenditures as well as high ongoing operating and maintenance expense. More recently, enterprises have deployed systems with multiple off-the-shelf standardized servers and storage systems linked by high-speed interconnects, also known as clusters. Clustering enables significant improvements in performance, reliability, scalability and cost.

•	Transition to multiple and multi-core processors in servers. In order to increase processing capabilities, processor vendors have integrated multiple computing cores into a single processor device. In addition, server OEMs are incorporating several multi-core processors into a single server. While this significantly increases the computing capabilities of an individual server, the total performance of a cluster of these servers is impacted by the total input/output, or I/O, bandwidth. Inadequate cluster I/O bandwidth results in processor underutilization, thereby reducing the overall capability and performance of the cluster.

•	Enterprise data center infrastructure consolidation. IT managers are increasingly faced with the need to optimize total cost of ownership associated with the EDCs they manage. They are focused on reducing the costs associated with running multiple networks, such as power consumption and cabling, increasing flexibility and scalability, and improving the utilization of existing resources in the EDC. This has led to a widespread trend of consolidating the EDC infrastructure to reduce costs and generate a higher return on IT investments. The need for better utilization of floor space has helped drive the adoption of compact form factor (size and shape) blade servers. Additionally, enterprises are turning to virtualization software, which allows multiple applications to run on a single server, thereby improving resource utilization and requiring increased I/O bandwidth in the EDC.

•	Increasing deployments of mission-critical, latency sensitive applications. There is an increasing number of applications that require extremely fast response times in order to deliver an optimal result or user experience. Reducing latency, the absolute time it takes for information to be sent from one resource to another over a high-performance interconnect, is critical to enhancing application performance in clustered environments. Some examples of applications that benefit from low-latency interconnect include financial trading, clustered databases and parallel processing solutions used in HPC.

Challenges Faced by High-Performance Interconnect

The trends described above indicate that high-performance interconnect solutions will play an increasingly important role in IT infrastructures and will drive strong growth in unit demand. Performance requirements for interconnect solutions, however, continue to evolve and lead to high demand for solutions that are capable of resolving the following challenges to facilitate broad adoption:

•	Performance limitations. In clustered computing and storage environments, high bandwidth and low latency are key requirements to capture the full performance capabilities of a cluster. With the usage of multiple multi-core processors in server, storage and embedded systems, I/O bandwidth has not been able to keep pace with processor advances, creating performance bottlenecks. Fast data access has become a critical requirement to accommodate microprocessors’ increased compute power. In addition, interconnect latency has become a limiting factor in a cluster’s overall performance.

•	Increasing complexity. The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections have also proliferated in EDCs, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

•	Interconnect inefficiency. The deployment of clustered computing and storage has created additional interconnect implementation challenges. As additional computing and storage systems, or nodes, are added to a cluster, the interconnect must be able to scale in order to provide the expected increase in cluster performance. Additionally, recent government attention on data center energy efficiency is causing IT managers to look for ways to adopt more energy-efficient implementations.

•	Limited reliability and stability of connections. Most interconnect solutions are not designed to provide reliable connections when utilized in a large clustered environment, which can cause data transmission interruption. As more applications in EDCs share the same interconnect, advanced traffic management and application partitioning become necessary to maintain stability and reduce system down time. Such capabilities are not offered by most interconnect solutions.

•	Poor price/performance economics. In order to provide the required system bandwidth and efficiency, most high-performance interconnects are implemented with complex, multi-chip semiconductor solutions. These implementations have traditionally been extremely expensive.

In addition to InfiniBand, proprietary and other standards-based, high-performance interconnect solutions, including Myrinet, Fibre Channel and Ethernet, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions:

•	Myrinet is a proprietary interconnect solution that has been designed for use in supercomputer applications by supporting low latency and increased reliability. The majority of Myrinet deployments support 2 gigabits per second, or Gb/s (a unit of data transfer rate), while recently announced solutions support 10Gb/s in addition to providing connectivity to 10Gb/s Ethernet switch equipment, although still requiring proprietary software solutions. The number of supercomputers that use Myrinet has been declining largely due to the availability of industry standards-based interconnects that offer superior price/performance, a lack of compatible storage systems, and the required use of proprietary software solutions.

•	Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2Gb/s while recently announced solutions support 4Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects.

•	Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1 Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. A recent increase to 10Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet’s capabilities to address specific high-performance applications that do not demand the highest scalability.

In the HPC, EDC and embedded markets, the predominant interconnects are 1Gb/s Ethernet and 2Gb/s or 4Gb/s Fibre Channel. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide higher bandwidth in these markets.

Overview of the InfiniBand Standard and OpenFabrics

InfiniBand is an industry standard, high-performance interconnect architecture that effectively addresses the challenges faced by the IT industry by enabling cost-effective, high-speed data communications. We believe that InfiniBand has significant advantages compared to alternative interconnect technologies. InfiniBand defines specifications for designing host channel adapters, or HCAs, that fit into standard, off-the-shelf servers and storage systems, and switch solutions that connect all the systems together. The physical connection of multiple HCAs and switches is commonly known as an InfiniBand fabric.

The InfiniBand standard was developed under the auspices of InfiniBand Trade Association, or IBTA, which was founded in 1999 and is composed of leading IT vendors and hardware and software solution providers including Mellanox, Brocade, Cisco Systems, Fujitsu, Hewlett-Packard, Hitachi, IBM, Intel, LSI Logic, NEC, QLogic Corporation, Sun Microsystems and Voltaire. The IBTA tests and certifies vendor products and solutions for interoperability and compliance. Our products meet the specifications of the InfiniBand standard and have been tested and certified by the IBTA.

The OpenFabrics Alliance, or OFA, is an organization responsible for the development and distribution of open-source, industry-standard software solutions that are compatible with InfiniBand hardware solutions. Founded in June 2004 as the OpenIB Alliance and a partner organization to IBTA, OFA’s initial sole charter was to develop InfiniBand software solutions that are interoperable among multiple vendors. As a result of its success at developing standard InfiniBand software solutions, the organization expanded its charter in March 2006 to leverage its software development capabilities over other interconnect solutions including Ethernet, and changed its name from OpenIB to OpenFabrics. OFA’s members include leading enterprise IT vendors, hardware and software solution providers including Mellanox, AMD, Cisco Systems, Dell, IBM, Intel, Network Appliance and Sun Microsystems in addition to end users such as Sandia, Los Alamos and Lawrence Livermore National Laboratories.

InfiniBand solutions may be perceived to have disadvantages to products based on other existing interconnect standards that have been available for longer periods of time with larger installed bases. These perceived disadvantages include the requirement for additional software support, new cabling and equipment infrastructure and a limited number of enterprise-class storage solutions, which impacted early adoption rates of InfiniBand. In addition, a continuing challenge is educating the IT community about the advantages of InfiniBand and increasing familiarity with InfiniBand relative to other interconnect standards. With the solutions now offered by OFA in addition to key industry software providers, InfiniBand software support has recently become widely available and is included in leading server operating systems, contributing to increased adoption rates. In addition, we believe superior price performance of InfiniBand has justified the costs of new cabling and equipment infrastructure. Finally, InfiniBand-based enterprise-class storage solutions have recently been introduced and deployed.

As a result, InfiniBand has gained significant share of the HPC market, including clustered computing deployments for government, academic, scientific and research oriented applications. According to IDC, InfiniBand’s share of the HPC cluster interconnect revenue has grown from 1.7% in 2003 to 17.2% in 2005, while Ethernet’s share of the HPC cluster interconnect revenue has declined from 64.1% in 2003 to 55.3% in 2005.

In addition to growth within the HPC market, InfiniBand usage is expanding in the EDC market. This growth is facilitated by the availability of production released software solutions for mainstream financial, retail and other commercial applications.

We believe the primary driver of InfiniBand product shipments in the near future is the increasing usage of InfiniBand in servers. Based on data provided to us by IDC in a report that we sponsored, we believe that of the

7.7 million servers that will ship to the entire server market in 2006, approximately 4% will integrate InfiniBand products. Further, based on the same IDC data, we estimate that from 2006 to 2010, usage of InfiniBand in servers will increase at a 40% compound annual growth rate, resulting in over 1.1 million InfiniBand servers in 2010, or approximately 10% of the projected total number of servers that are expected to ship in that year. Because there currently is significant capacity for growth of InfiniBand products in servers regardless of the growth of the overall server market, we believe that fluctuations in volumes of the overall server market will not significantly impact InfiniBand’s rate of adoption in the near future. Ethernet at 1Gb/s has significant market share in the server market, and Ethernet at 10Gb/s targets this market but is not widely deployed.

In addition to servers, storage systems represent another significant opportunity for InfiniBand products. According to IDC, total port shipments of Fibre Channel adapters is expected to increase from 1.8 million in 2005 to 4.7 million in 2010, and we believe that this is representative of the potential market opportunity for InfiniBand in storage applications assuming sales of Fibre Channel adapters are converted to products based on the InfiniBand standard. Fibre Channel-based storage systems represented 72% of the total networked storage system revenues in 2005 according to IDC. Ethernet at both 1Gb/s and 10Gb/s also target the storage system market in addition to InfiniBand and Fibre Channel.

Advantages of InfiniBand

We believe that InfiniBand-based solutions have significant advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

•	Superior performance. In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the central processing unit, or CPU, of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters provide bandwidth up to 20Gb/s, and our current switch ICs support bandwidth up to 60Gb/s, which is significantly higher than the 10Gb/s or less supported by competing technologies. The InfiniBand specification supports the design of interconnect products with up to 120Gb/s bandwidth, which is the highest performance industry-standard interconnect specification. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed bus interface standard.

The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Myrinet	Fibre Channel	Ethernet	InfiniBand

Supported bandwidth of available solutions	2Gb/s — 10Gb/s	2Gb/s — 4Gb/s	1Gb/s — 10Gb/s	10Gb/s — 20Gb/s server-to-server 30Gb/s — 60Gb/s switch-to-switch
Highest bandwidth supported by specification	10Gb/s	8Gb/s	10Gb/s	120Gb/s

Performance in terms of latency varies depending on system configurations and applications. According to recent independent benchmark reports, latency of InfiniBand solutions was approximately half of that of tested 10Gb/s Ethernet solutions and comparable to the latency of tested Myrinet solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there is an increasing number of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is predominantly used today.

•	Reduced complexity. While other interconnects require use of individual cables to connect servers, storage and communications infrastructure equipment, InfiniBand allows for the consolidation of multiple I/Os on a single cable or backplane interconnect, which is critical for blade servers and embedded systems. InfiniBand also consolidates the transmission of clustering, communications, storage and management data types over a single connection. Competing interconnect technologies are not well suited to be unified fabrics because their fundamental architectures are not designed to support multiple traffic types. Additionally, InfiniBand was designed to enable distributed, clustered systems to be centrally managed and controlled for more efficient and simplified overall system management.

•	Highest interconnect efficiency. InfiniBand was developed to provide efficient scalability of multiple systems. InfiniBand provides communication processing functions in hardware, relieving the CPU of this task, and enables the full resource utilization of each node added to the cluster. In addition, InfiniBand incorporates Remote Direct Memory Access which is an optimized data transfer protocol that further enables the server processor to focus on application processing. This contributes to optimal application processing performance.

•	Reliable and stable connections. InfiniBand is the only industry standard high-performance interconnect solution which provides reliable end-to-end data connections. In addition, InfiniBand facilitates the deployment of virtualization solutions, which allow multiple applications to run on the same interconnect with dedicated application partitions. As a result, multiple applications run concurrently over stable connections, thereby minimizing down time.

•	Superior price/performance economics. In addition to providing superior performance and capabilities, standards-based InfiniBand solutions are generally available at a lower cost than other high-performance interconnects. By facilitating clustering and reducing complexity, InfiniBand offers further opportunity for cost reduction.

Our Solution

We provide comprehensive solutions based on InfiniBand, including HCA and switch ICs, adapter cards and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. For example, our current InfiniBand HCAs provide bandwidth up to 20Gb/s and our switch ICs provide bandwidth up to 60Gb/s per interface, which is significantly higher than the 10Gb/s or less supported by competing technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Data provided in the most recent list of the World’s Fastest Supercomputers published by TOP500.org in November 2006 illustrates the benefits of our solution. TOP500.org is an independent organization that was founded in 1993 to provide a reliable basis for reporting trends in high-performance computing by publishing a list of the most powerful computers twice a year. The number of listed InfiniBand-based supercomputers has grown from 30 as of November 2005 to 40 in June 2006, and most recently to 82 as of November 2006, which represents a 105% increase in six months and a 173% increase in one year. The November 2006 TOP500 list also illustrates that InfiniBand interconnects have continued to replace interconnects in supercomputers based on proprietary Myrinet, which had a 10% decline since the June 2006 list, and lower-performing Gigabit Ethernet, which had a 16% decline since the June 2006 list. We believe that the majority of these InfiniBand-based supercomputers incorporate our HCA products and that all of them use our switch silicon products. Additionally, we believe the current cluster implementations that incorporate both our HCA and switch silicon products in the November 2006 TOP500 list of the World’s Fastest Supercomputers compare favorably to clusters based on other high-performance interconnect technologies.

Specifically, clusters that incorporate our products compare as follows:

•	Performance. Performance of clusters is measured in GFLOPS, where one GFLOPS represents one billion mathematical calculations per second. Clusters that utilize our products average approximately 8,900 GFLOPS, while clusters based on Myrinet technology average 5,400 GFLOPS and clusters based on Gigabit Ethernet technology average 3,600 GFLOPS. According to the November 2006 TOP500 list of World’s Fastest Supercomputers, there were no clusters reported using 10 Gigabit Ethernet technology.

•	Efficiency. Efficiency is measured by the actual performance achieved divided by the theoretical maximum performance. Clusters that utilize our products average 69% efficiency, compared to 66% and 51% for clusters that utilize Myrinet and Gigabit Ethernet, respectively.

•	Scalability. Clusters that utilize our products average approximately 1,800 CPUs per cluster, compared to approximately 1,400 and 1,150 average CPUs per cluster for clusters that utilize Myrinet and Gigabit Ethernet, respectively. There is a strong dependency on the reliability and fault tolerance capabilities of a high performance interconnect when determining the scalability of a cluster.

In addition to supporting InfiniBand, our next generation adapter products also support the industry standard Ethernet interconnect specification at both 1Gb/s and 10Gb/s. These products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions. These software solutions include applications, operating systems and virtualization and management packages used in EDC, HPC and embedded markets. Integrating InfiniBand and Ethernet in the same product provides our OEM customers and partners the ability to support both interconnect standards with a single development effort and provides end-users the flexibility to choose between fabrics or simultaneously connect to both depending on the environment and performance requirements.

We believe that InfiniBand solutions will continue to deliver superior price/performance when compared to any other high performance interconnect technology because of its base architecture, proven scalability, reliability and feature set. At the same time, as Ethernet is a widely deployed interconnect technology, we expect there will be an increasing number of high-performance deployments at 10Gb/s in EDCs. The ability of our next generation adapter product to support high-performance connectivity to both InfiniBand and Ethernet allows us to provide products to an expanding number of high-performance applications and environments.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•	We have expertise in developing high-performance interconnect solutions. Mellanox was founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand products. We believe we have developed strong competencies in integrating mixed-signal design, including industry-leading data transmission technology such as Serializer/Deserializer, or SerDes, and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance solutions that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 17 approved patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•	We believe we are the leading merchant supplier of InfiniBand ICs with a multi-year competitive advantage. We have developed in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products in 2001 and InfiniBand products that support the standard PCI Express interface in 2004. We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of InfiniBand interconnect products.

•	We have a comprehensive set of technical capabilities to deliver innovative and reliable products. In addition to designing our ICs, we design standard adapter card products and custom adapter card and switch products, providing us a deep understanding of the associated circuitry and component characteristics. We believe this knowledge enables us to develop solutions that are innovative and can be efficiently implemented in target applications. We have devoted significant resources to develop our in-house test development capabilities, which enables us to rapidly finalize our mass production test programs, thus reducing time to market. We have synchronized our test platform with our outsourced testing provider and are able to conduct quality control tests with minimal disruption. We believe that because our capabilities extend from product definition, through IC design, and ultimately management of our high-volume manufacturing partners, we have better control over our production cycle and are able to improve the quality, availability and reliability of our products.

•	We have extensive relationships with our key OEM customers and many end users. Since our inception we have worked closely with major OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of InfiniBand. During this process we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives which allow us access to firsthand information about evolving EDC, HPC and embedded market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

Our Strategy

Our goal is to be the leading supplier of semiconductor-based, high-performance interconnect products for computing, storage and communications applications. To accomplish this goal, we intend to:

•	Continue to develop leading, high-performance interconnect products. We will continue to expand our technical expertise and customer relationships to develop leading interconnect products. We are focused on extending our leadership position in high-performance interconnect technology and pursuing a product development plan that addresses emerging customer and end-user demands and industry standards. In order to expand our market opportunity, we are adding products that are compatible with the Ethernet interconnect standard in addition to InfiniBand. These products will allow our customers to capture certain advantages of InfiniBand while providing connectivity to Ethernet-based infrastructure equipment.

•	Facilitate and increase the continued adoption of InfiniBand. We will facilitate and increase the continued adoption of InfiniBand in the high-performance interconnect marketplace by expanding our partnerships with key vendors that drive high-performance interconnect adoption, such as suppliers of processors, operating systems and other associated software. In conjunction with our OEM customers, we will continue to promote the benefits of InfiniBand directly to end users to increase demand for InfiniBand-based solutions.

•	Expand our presence with existing server OEM customers. We believe the leading server vendors are influential drivers of high-performance interconnect technologies to end users. We plan to continue working with and expanding our relationships with server OEMs to increase our presence in their current and future product platforms.

•	Broaden our customer base with storage, communications infrastructure and embedded systems OEMs. We believe there is a significant opportunity to expand our global customer base with storage, communications infrastructure and embedded systems OEMs. In storage solutions specifically, we believe our products are well suited to replace existing technologies such as Fibre Channel. We believe our products are the basis of superior interconnect fabrics for unifying disparate storage interconnects, including back-end, clustering and front-end connections, primarily due to its ability to be a unified fabric and superior price/performance economics.

•	Leverage our fabless business model to deliver strong financial performance. We intend to continue operating as a fabless semiconductor company and consider outsourced manufacturing of our ICs and adapter cards to be a key element of our strategy. Our fabless business model offers flexibility to meet market demand and allows us to focus on delivering innovative solutions to our customers. We plan to continue to leverage the flexibility and efficiency offered by our business model to deliver strong financial results.

Our Products

We provide complete solutions which are based on and meet the specifications of the InfiniBand standard, including HCA and switch ICs, adapter cards and software. Our next generation adapter IC and card products also support the Ethernet interconnect standard in addition to InfiniBand. Our available product families include:

•	InfiniHosttm and ConnectXtm IB, InfiniBand HCA ICs and standard cards. We provide InfiniBand HCAs to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI-X or PCI Express interfaces. HCAs are incorporated into OEM server and storage systems to provide InfiniBand connectivity. We are currently in production with our third generation of HCA products (InfiniHost) and have recently introduced our fourth generation of HCA products (ConnectX IB). Our HCAs interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We also support server operating systems including Linux, Windows, AIX, HPUX, OSX, Solaris and VxWorks.

•	InfiniScaletm InfiniBand switch ICs. Our InfiniBand switch ICs are used by server, storage, communications infrastructure and embedded systems OEMs to create switching equipment that is at the core of InfiniBand fabrics. To deploy an InfiniBand fabric, any number of server or storage systems that contain an HCA can be connected to an InfiniBand-based communications infrastructure system such as an InfiniBand switch. We are currently in production with our third generation of switch ICs.

The figure below illustrates the components of servers and storage equipment clustered with a high-performance interconnect and how our products are incorporated into the total solution.

Our products generally vary by the number and performance of InfiniBand ports supported. The tables below summarize the available HCA and switch ICs that Mellanox provides.

			Uni-Directional InfiniBand
HCA ICs and Cards	Interface	# InfiniBand Ports	Bandwidth per Port	Total Bandwidth(3)

InfiniBridge(1)	PCI(2)	8	2.5Gb/s	40Gb/s
		2	10Gb/s	40Gb/s
InfiniHost	PCI-X(2)	2	10Gb/s	40Gb/s
InfiniHost III Lx	PCI Express	1	20Gb/s	40Gb/s
InfiniHost III Ex	PCI Express	2	20Gb/s	80Gb/s
ConnectX IB	PCI Express	2	20Gb/s	80Gb/s

		Uni-Directional InfiniBand
Switch ICs	# InfiniBand Ports	Bandwidth per Port	Total Bandwidth(3)

InfiniBridge(1)	8	2.5Gb/s	40Gb/s
	2	10Gb/s	40Gb/s
InfiniScale	8	10Gb/s	160Gb/s
InfiniScale III	24	20Gb/s	960Gb/s
	8	60Gb/s	960Gb/s

(1)	InfiniBridgetm functions as both a HCA and switch and is our first generation device.

(2)	PCI and PCI-X are the predecessor interface standards to PCI Express.

(3)	Total bandwidth is the aggregate bandwidth of all input and output ports operating simultaneously.

We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs’ technologies and product strategies.

We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to utilize the features of the interconnect efficiently. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We also provide basic software tools for managing, testing and verifying the operation of InfiniBand fabrics.

Technology

We have technological core competencies in the design of high-performance interconnect ICs that enable us to provide a high level of integration, efficiency, flexibility and performance for our adapter and switch ICs. Our products integrate multiple complex components onto a single IC, including high-performance mixed-signal design, specialized communication processing functions and advanced interfaces.

High-performance mixed-signal design

One of the key technology differentiators of our ICs is our mixed-signal SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper connects and cables, or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven ICs that operate with a 5Gb/s SerDes over a ten meter InfiniBand copper cable (up to 60Gb/s connections with 12 SerDes working in parallel on our switch IC). Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 10Gb/s SerDes I/O that is intended for use in future generation InfiniBand and Ethernet devices. This SerDes capability will enable up to 120Gb/s bandwidth on InfiniBand devices.

Specialized communication processing and switching functions

We also specialize in high-performance, low-latency design architectures that incorporate significant memory and logic areas requiring proficient synthesis and verification. Our adapter ICs are specifically designed to perform communication processing, effectively offloading this very intensive task from server and storage processors in a cost-effective manner. Our switch ICs are specifically designed to switch cluster interconnect data transmissions from one port to another with high bandwidth and low latency, and we have developed a packet switching engine and non-blocking crossbar switch fabric to address this.

We have developed a custom embedded Reduced Instruction Set Computer processor called InfiniRISCtm that specializes in offloading network processing from the host server or storage system and adds flexibility, product differentiation and customization. We integrate a different number of these processors in a device depending on the application and feature targets of the particular product. Integration of these processors also shortens development cycles as additional features can be added by providing new programming packages after the ICs are manufactured, and even after they are deployed in the field.

Advanced interfaces

In addition to InfiniBand interfaces (and Ethernet interfaces in our next generation adapter products), we also provide other industry-standard, high-performance advanced interfaces such as PCI Express which also utilize our mixed-signal SerDes I/O technology. PCI Express is a high-speed chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system. We were among the first to market with an IC solution that integrates the PCI Express interface in 2004, and we believe this demonstrates an example of the technical proficiency of our development team.

Not only has PCI Express increased the performance of our products, but it has lowered cost, reduced power consumption, minimized board area requirements and increased the overall reliability of card and system products using our adapter ICs by enabling a technology we call MemFree. Typically, memory is designed onto high- performance adapter cards in addition to the controller in order to store fabric connection information that is required for cluster data transmission. With the introduction of the high bandwidth PCI Express interface, the server’s or storage system’s main memory can be used for this purpose instead, and we have designed MemFree adapter card solutions that are completely free of additional memory components. We believe that we are the only company that provides high-performance interconnect products with MemFree or equivalent technology.

The below diagrams depict our adapter and switch IC architecture.

Customers

EDC, HPC and embedded end-user markets for systems utilizing our products are mainly served by leading server, storage and communications infrastructure OEMs. In addition, our customer base includes leading embedded systems OEMs that integrate computing, storage and communication functions that use high-performance interconnect solutions contained in a chassis which has been optimized for a particular environment.

Representative OEM customers in these areas include:

Communications
Server	Storage	Infrastructure Equipment	Embedded Systems

Dell	Isilon Systems	Cisco Systems	GE Fanuc
Hewlett-Packard	LSI Logic	QLogic Corporation	Mercury Computer Systems
IBM	Network Appliance	Voltaire	SeaChange International
Sun Microsystems

We sold products to more than 100 customers worldwide in the year ended December 31, 2006, many of whom are at the evaluation stage of their product development. We currently anticipate that several of these evaluations will result in increased orders for our products as they move into the production stage.

For the year ended December 31, 2006, Voltaire accounted for approximately 18%, Cisco Systems accounted for approximately 14%, Hewlett-Packard accounted for approximately 12% and SilverStorm Technologies, which was recently acquired by QLogic Corporation, accounted for approximately 11% of our net revenues.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives. We have strategically located sales personnel in the United States, Europe, China and Taiwan. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers’ and partners’ sales organizations to jointly promote our products and partner solutions into end-user markets. We have dedicated specific resources to promote the benefits of our products to end users, which we believe creates additional demand for our customers’ products that incorporate our products.

Our sales support organization is responsible for supporting our sales channels and managing the logistics from order entry to delivery of products to our customers. In addition, our sales support organization is responsible for customer and revenue forecasts, customer agreements and program management for our large, multi-national customers. Customers within the United States are supported by our support staff in California and customers outside of the United States are supported by our support staff in Israel.

To accelerate design and qualification of our products into our OEM customers’ systems, and ultimately the deployment of our technology by our customers to end users, we have a field applications engineering, or FAE, team and an internal support engineering team that provide direct technical support. In certain situations, our OEM customers will also utilize our expertise to support their end-user customers jointly. Our technical support personnel have expertise in hardware and software, and have access to our development team to ensure proper service and support for our OEM customers. Our FAE team provides OEM customers with design and review capabilities of their systems in addition to technical training on the technology we have implemented in our products.

Our marketing team is responsible for product strategy and management, future product plans and positioning, pricing, product introductions and transitions, competitive analysis, marketing communications and raising the overall visibility of our company. The marketing team works closely with both the sales and research and development organizations to properly align development programs and product launches with market demands.

Our marketing team leads our efforts to promote InfiniBand and Ethernet technology and our products to the entire industry by:

•	assuming leadership roles within IBTA, OFA and other industry trade organizations;

•	participating in trade shows, press and analyst briefings, conference presentations and seminars for end-user education; and

•	building and maintaining active partnerships with industry leaders whose products are important in driving InfiniBand and Ethernet adoption, including vendors of processors, operating systems and software applications.

Research and Development

Our research and development team is composed of experienced semiconductor designers, software developers and system designers. Our semiconductor design team has extensive experience in all phases of complex, high-volume design, including product definition and architecture specification, hardware code development and mixed-signal design and verification. Our software team has extensive experience in development, verification, interoperability testing and performance optimization of software for use in computing and storage applications. Their efforts are focused on standard, open-source software stacks, drivers, management software and tools that work together with our IC and card products. Our systems design team has extensive experience in all phases of high-volume adapter card and custom switch designs including product definition and architectural specification, product design and design verification.

We design our products with careful attention to quality, reliability, cost and performance requirements. We utilize a methodology called Customer Owned Tooling, or COT, where we control and manage a significant portion of timing and layout design and verification in-house, before sending the semiconductor design to our third-party manufacturer. Although COT requires a significant up-front investment in tools and personnel, it provides us with greater control over the quality and reliability of our IC products as opposed to relying on third-party verification services.

We choose first tier technology vendors for our state-of-the-art design tools and continue to maintain long-term relationships with our vendors to ensure timely support and updates. We also select a mainstream silicon manufacturing process only after it has proven its production worthiness for at least one year. We verify that actual silicon characterization and performance measurements strongly correlate to models that were used to simulate the device while in design, and that our products meet frequency, power and thermal targets with good margins. Furthermore, we insert Design-for-Test circuitry into our IC products which increases product quality, provides expanded debugging capabilities and ultimately enhances system-level testing and characterization capabilities once the device is integrated into our customers’ products. In addition, we use an internally developed tool that examines IC designs before sending them for manufacturing that is proven to increase the yield (and consequently reduce device cost) by increasing the performance margin on critical design areas.

Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. For the years ended December 31, 2004, 2005 and 2006, our research and development expenses were approximately $12.9 million, $13.1 million and $15.3 million, respectively.

Manufacturing

We depend on third-party vendors to manufacture, package and production test our products as we do not own or operate a semiconductor fabrication, packaging or production testing facility. By outsourcing manufacturing, we are able to avoid the high cost associated with owning and operating our own facilities. This allows us to focus our efforts on the design and marketing of our products.

Manufacturing and Testing.  We use Taiwan Semiconductor Manufacturing Company, or TSMC, to manufacture and Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our IC products. We use Flextronics to manufacture our standard adapter card products and custom adapter cards and switch systems. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 12-month rolling forecast, and receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to on-line production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

Quality Assurance.  We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own an in-house Teradyne Tiger IC tester which provides us with immediate test data and generation of characterization reports that we make available to our customers. Our adapter cards and custom switch system products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.

Requirements Associated with OCS.  Israeli law requires that we manufacture our products developed with government grants in Israel unless we otherwise obtain approval from the Office of the Chief Scientist of Israel’s Ministry of Industry Trade and Labor, or the OCS. This approval, if provided, is generally conditioned on an increase in the total amount to be repaid to the OCS, ranging from 120% to 300% of the amount of funds granted. The specific increase would depend on the extent of the manufacturing to be conducted outside of Israel. The restriction on manufacturing outside of Israel does not apply to the extent that we disclosed our plans to manufacture outside of Israel when we filed the application for funding (and provided the application was approved based on the information disclosed in the application). We have indicated our intent to manufacture outside of Israel on some of our grant applications, and the OCS has approved the manufacture of our IC products outside of Israel, subject to our undertaking to pay the OCS royalties from the sales of these products up to 120% of the amount of OCS funds granted. The manufacturing of our IC products outside of Israel, including those products manufactured by TSMC and ASE, is in compliance with the terms of our grant applications and applicable provisions of Israeli law. Under applicable Israeli law, Israeli government consent is required to transfer to Israeli third parties technologies developed under projects funded by the government. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of IP rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports from Israel or the sale of products developed with these technologies.

Employees

As of December 31, 2006, we had 149 full-time employees and 31 part time employees located in the United States and Israel, including 97 in research and development, 27 in sales and marketing, 18 in general and administrative and 7 in operations. Of our 149 full-time employees, 118 are located in Israel.

Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Labor. These provisions primarily concern the length of the workday, minimum daily wages for professional workers, pension fund benefits for all employees, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions beyond the required minimums. Further, in addition to salary and other benefits, certain of our sales personnel are paid commissions based on our performance in certain territories worldwide.

Israeli law generally requires severance pay equal to one month’s salary for each year of employment upon the retirement, death or termination without cause (as defined in the Israel Severance Pay Law) of an employee. To satisfy this requirement, we make contributions on behalf of most of our employees to a fund known as Managers’ Insurance. This fund provides a combination of retirement plan, insurance and severance pay benefits to the employee, giving the employee or his or her estate payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time employee is entitled to participate in the plan, and each employee who participates contributes an amount equal to 5% of his or her salary to the retirement plan and we contribute between 13.33% and 15.83% of his or her salary (consisting of 5% to the retirement plan, 8.33% for severance payments and up to 2.5% for insurance).

Furthermore, Israeli employees and employers are required to pay predetermined sums to the National Insurance Institute, which is similar to the U.S. Social Security Administration. Such amounts also include payments by the employee for national health insurance. The total payments to the National Insurance Institute are equal to approximately 14.5% of the wages (up to a specified amount), of which the employee contributes approximately 66% and the employer contributes approximately 34%.

We have never experienced any employment-related work stoppages and believe our relationship with our employees is good.

Intellectual Property

One of the key values and drivers for future growth of our high-performance interconnect IC products is the IP we develop and use to improve them. We believe that the main value proposition of our high-performance interconnect products and success of our future growth will depend on our ability to protect our IP. We rely on a combination of patent, copyright, trademark, mask work, trade secret and other IP laws, both in the United States and internationally, as well as confidentiality, non-disclosure and inventions assignment agreements with our employees, customers, partners, suppliers and consultants to protect and otherwise seek to control access to, and distribution of, our proprietary information and processes. In addition, we have developed technical knowledge, which, although not patented, we consider to be significant in enabling us to compete. The proprietary nature of such knowledge, however, may be difficult to protect and we may be exposed to competitors who independently develop the same or similar technology or gain access to our knowledge.

The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other IP rights. We, like other companies in the semiconductor industry, believe it is important to aggressively protect and pursue our IP rights. Accordingly, to protect our rights, we may file suit against parties whom we believe are infringing or misappropriating our IP rights. These measures may not be adequate to protect our technology from third party infringement or misappropriation, and may be costly and may divert management’s attention away from day-to-day operations. We may not prevail in these lawsuits. If any party infringes or misappropriates our IP rights, this infringement or misappropriation could materially adversely affect our business and competitive position.

As of December 31, 2006, we had 12 issued patents and 25 patent applications pending in the U.S., 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. The term of any issued patent in the United States is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

In addition to our own IP, we also rely on third-party technologies for the development of our interconnect IC products. Pursuant to a license agreement dated September 10, 2001, Vitesse Semiconductor Corporation, or Vitesse, a provider of high-speed physical layer semiconductor products for the communications market, has granted us a non-exclusive, worldwide, perpetual right and license to use and incorporate into our Infiniband products Vitesse’s 2.5Gb/s SerDes macro cell implemented in TSMC’s 0.18 micron Complementary Metal-Oxide Semiconductor, or CMOS, processes. We have agreed only to use Vitesse’s technology licensed under the agreement for integrated SerDes applications. In exchange for this license, we have agreed to pay a royalty to Vitesse based on the total number of devices sold by us that use Vitesse’s technology.

Pursuant to a separate license agreement dated December 16, 2002, Vitesse has also granted us a non-exclusive, worldwide, perpetual right and license to use and incorporate into our InfiniBand products Vitesse’s 3.1Gb/s SerDes macro cell implemented in TSMC’s 0.13 micron CMOS processes. In exchange for this license, we have agreed to make interim payments to Vitesse based on the total number of devices sold by us that use Vitesse’s technology, subject to certain caps and limitations. We have guaranteed a $2 million payment pursuant to this agreement, $1.2 million of which remained to be paid as of December 31, 2006. All remaining amounts relating to this agreement were paid in full by January 31, 2007.

We have registered “Mellanox,” “InfiniBridge,” “InfiniHost,” “InfiniPCI,” “InfiniRISC” and “InfiniScale” as trademarks in the United States. We have a trademark application pending to register “ConnectX.”

Competition

The markets in which we compete are highly competitive and are characterized by rapid technological change, evolving industry standards and new demands on features and performance of interconnect solutions. We compete primarily on the basis of:

•	price/performance;

•	time to market;

•	features and capabilities;

•	wide availability of complementary software solutions;

•	reliability;

•	power consumption;

•	customer support; and

•	product roadmap.

We believe that we compete favorably with respect to each of these criteria. Many of our current and potential competitors, however, have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. They may be able to introduce new technologies, respond more quickly to changing customer requirements or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

We compete with other providers of semiconductor-based high performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with QLogic Corporation. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Marvell Technology Group and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Emulex Corporation and QLogic Corporation. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard interconnect technologies used in EDCs mentioned above, in addition to proprietary technologies including Myrinet, while ICs are developed only by Myricom. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Additional Information

We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the Nasdaq Global Market as of February 8, 2007 under the symbol “MLNX.” Prior to that date, our ordinary shares were not traded on any public exchange.

Our principal executive offices in the United States are located at 2900 Stender Way, Santa Clara, California 95054, and our principal executive offices in Israel are located at Hermon Building, Yokneam, Israel 20692. Substantially all of our assets are located in Israel. Our telephone number in Santa Clara, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Michael Gray is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this prospectus and the inclusion of our website address in this prospectus is an inactive textual reference only.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our website, www.mellanox.com, a link to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal

Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation, Disclosure and Nominating and Corporate Governance committees of our board of directors. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 2900 Stender Way, Santa Clara, California 95054 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

Risks Related to Our Business

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the year ended December 31, 2006, as of December 31, 2006 we had an accumulated deficit of approximately $69.3 million. In addition, we recorded net losses of $15.6 million and $8.9 million for the years ended December 31, 2003 and 2004, respectively. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.

We do not expect to sustain our recent revenue growth rate, which may reduce our share price.

Our revenues have grown rapidly over the last four years, approximately doubling in size from each of 2003 to 2004 and 2005, and increasing by 15% in 2006. Our revenues increased from $10.2 million to $20.3 million to $42.1 million and to $48.5 million for the years ended December 31, 2003, 2004, 2005 and 2006, respectively. We do not expect to sustain our recent growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

InfiniBand may not be adopted at the rate or extent that we anticipate, and adoption of InfiniBand is largely dependent on third-party vendors and end users.

While the usage of InfiniBand has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among information technology, or IT, vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. We rely on server, storage, communications infrastructure equipment and embedded systems vendors to incorporate and deploy InfiniBand integrated circuits, or ICs, in their systems. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by our current server vendor customers and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

We have limited visibility into end-user demand for our products, which introduces uncertainty into our production forecasts and business planning and could negatively impact our financial results.

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may defer purchase orders. We place orders with the manufacturers of our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions with respect to both our customers’ and end users’ demands. It is more difficult for us to accurately forecast end-user demand because we do not sell our products directly to end users. In addition, the majority of our adapter card business is conducted on a short order fulfillment basis, introducing more uncertainty into our forecasts. Because of the lead time associated with fabrication of our semiconductors, forecasts of demand for our products must be made in advance of customer orders. In addition, we base business decisions regarding our growth on our forecasts for customer demands. As we grow, anticipating customer demand may become increasingly difficult. If we overestimate customer demand, we may purchase products from our manufacturers that we may not be able to sell and may over-budget company operations. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share or damage our customer relationships.

We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2006, sales to Voltaire accounted for 18% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues, sales to Hewlett-Packard accounted for 12% of our total revenues, and sales to SilverStorm Technologies (which was acquired by QLogic Corporation in October 2006) accounted for 11% of our total revenues. In the year ended December 31, 2005, sales to Cisco Systems and Topspin Communications (which was acquired by Cisco Systems in May 2005) accounted for 44% of our total revenues, and sales to Voltaire accounted for 12% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. For example, one of our largest customers — Cisco Systems — has ordered fewer products from us in the year ended December 31, 2006 as compared to its order history for the year ended December 31, 2005, which resulted in a decrease to revenues from that customer by approximately $11.9 million. A portion of this percentage decline was attributable to an accumulation of inventory in 2005 by Cisco following its acquisition of Topspin Communications, which we believe has been substantially sold in 2005 and 2006. In addition, our sales are dependent on our customers’ sales, and the loss of end-user customers by any of our OEM customers could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which recently acquired SilverStorm Technologies. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.

If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, our business will suffer.

We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are currently engaged in the development process for next generation products, and we need to successfully design our next generation and other products successfully for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. For example, we recently introduced our next generation of products that also support the industry standard Ethernet interconnect specification.

There is a risk that these developments or enhancements, such as migrating our next generation products from 130nm to 90nm silicon process technology, will be late, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products that include Ethernet support or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce our silicon wafers, and Flextronics International Ltd. to manufacture and production test our adapter cards. We also rely on Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our ICs. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

We currently do not have long-term supply contracts with any of our third-party subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. None of our third-party subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Our subcontractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. Other customers that are larger and better financed than we are or that have long-term agreements with these subcontractors may cause these subcontractors to reallocate capacity to those customers, thereby decreasing the capacity available to us.

Other significant risks associated with relying on these third-party subcontractors include:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials used to manufacture products;

•	capacity shortages;

•	labor shortages or labor strikes;

•	political instability in the regions where these subcontractors are located; and

•	natural disasters impacting these subcontractors.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenues.

We have occasionally experienced a lengthy sales cycle for some of our products, due in part to the constantly evolving nature of the technologies on which our products are based. Some of our products must be custom designed to operate in our customers’ products, resulting in a lengthy process between the initial design stage and the ultimate sale. We also compete for design wins prior to selling products, which may increase the length of the sales process. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. In addition, because we do not have long-term supply contracts with our customers and the majority of our sales are on a purchase order basis, we must repeat our sales process on a continual basis, including sales of new products to existing customers. As a result, our business could be harmed if a customer reduces or delays its orders.

The average selling prices of our products have decreased in the past and may do so in the future, which could harm our financial results.

The products we develop and sell are subject to declines in average selling prices. We have had to reduce our prices in the past to meet market demand, and we may be required to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to other customers. This would cause our gross margin to decline. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products with higher selling prices or gross margin.

Fluctuations in our revenues and operating results on a quarterly and annual basis could cause the market price of our ordinary shares to decline.

Our quarterly and annual revenues and operating results are difficult to predict and have fluctuated in the past, and may fluctuate in the future, from quarter to quarter and year to year. It is possible that our operating results in some quarters and years will be below market expectations. This would likely cause the market price of our ordinary shares to decline. Our quarterly and annual operating results are affected by a number of factors, many of which are outside of our control, including:

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more of our customers, or a significant reduction or postponement of orders from our customers;

•	our customers’ sales outlooks, purchasing patterns and inventory levels based on end-user demands and general economic conditions;

•	seasonal buying trends;

•	the timing of new product announcements or introductions by us or by our competitors;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;

•	product obsolescence and our ability to manage product transitions;

•	changes in the relative sales mix of our products;

•	decreases in the overall average selling prices of our products;

•	changes in our cost of finished goods; and

•	the availability, pricing and timeliness of delivery of other components used in our customers’ products.

We base our planned operating expenses in part on our expectations of future revenues, and a significant portion of our expenses is relatively fixed in the short-term. We have limited visibility into customer demand from which to predict future sales of our products. As a result, it is difficult for us to forecast our future revenues and budget our operating expenses accordingly. Our operating results would be adversely affected to the extent customer orders are cancelled or rescheduled. If revenues for a particular quarter are lower than we expect, we likely would not proportionately be able to reduce our operating expenses.

We rely primarily upon trade secret, patent and copyright laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenues could suffer.

We seek to protect our proprietary manufacturing specifications, documentation and other written materials primarily under trade secret, patent and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use; and

•	the laws of other countries in which we market our products, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, generate revenues and grow our business.

We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of December 31, 2006, we had 12 issued patents and 25 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We have indemnification obligations to most of our customers with respect to infringement of third-party patents and intellectual property rights by our products. If litigation were to be filed against these customers in connection with our technology, we may be required to defend and indemnify such customers.

Questions of infringement in the markets we serve involve highly technical and subjective analyses. Although we have not been involved in intellectual property litigation to date, litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our products and harm the market’s perception of us. Competition for qualified engineers in the markets in which we operate, primarily in Israel where our engineering operations are based, is intense and, accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of Eyal Waldman, our president and chief executive officer. We do not have long-term employment contracts with Mr. Waldman or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We are experiencing a period of growth and expansion. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development as well as increases in our sales and marketing and general and administrative efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	continue to enhance our customer relationship and supply chain management and supporting systems;

•	implement additional and improve existing administrative, financial and operations systems, procedures and controls;

•	expand and upgrade our technological capabilities;

•	manage multiple relationships with our customers, distributors, suppliers, end users and other third parties;

•	manage the mix of our U.S., Israeli and other foreign operations; and

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel and financial and IT personnel.

Our efforts may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We may experience defects in our products, unforeseen delays, higher than expected expenses or lower than expected manufacturing yields of our products, which could result in increased customer warranty claims, delay our product shipments and prevent us from recognizing the benefits of new technologies we develop.

Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, warranty expenses and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on third parties to manufacture our products and currently rely on one manufacturer for our ICs and one manufacturer for our cards. Our ability to offer new products depends on our manufacturers’ ability to implement our revised product specifications, which is costly, time-consuming and complex.

If we fail to maintain an effective system of internal controls, we may not be able to report accurately our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue its own opinion on our internal control over financial reporting. The Section 404 internal control reporting requirements will be implemented according to the regulatory phase-in schedule of the Securities and Exchange Commission. The SEC recently adopted rules to delay the implementation of Section 404 compliance for new public companies. Under the SEC’s new rules, we will be required to provide a management report on internal control over financial reporting for the first time in connection with our Annual Report on Form 10-K for the year ending December 31, 2007. We will be required to provide both a management report and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls remain effective overall. Failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The Nasdaq Global Market, which could reduce our share price.

We may pursue acquisitions or investments in complementary products, technologies and businesses, which could harm our operating results and may disrupt our business.

In the future, we may pursue acquisitions of, or investments in, complementary products, technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquisition. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee share option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that required us, as of our first quarter of 2006, to record a charge to earnings for the estimated fair value of employee share option grants and other equity incentives, whereas under previous accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grants and other equity incentive expensing that could reduce our net income. In addition, since historically we have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult for us to attract and retain employees.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

Our U.S. corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers’ businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

Risks Related to Our Industry

Due to the cyclical nature of the semiconductor industry, our operating results may fluctuate significantly, which could adversely affect the market price of our ordinary shares.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our net revenues and in our operating results. Any downturns in the semiconductor industry may be severe and prolonged, and any failure of this industry to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the industry, which could cause our share price to decline.

The demand for semiconductors is affected by general economic conditions, which could impact our business.

The semiconductor industry is affected by general economic conditions, and a downturn may result in decreased demand for our products and adversely affect our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many computer and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe.

The semiconductor industry is highly competitive, and we cannot assure you that we will be able to compete successfully against our competitors.

The semiconductor industry is highly competitive. Increased competition may result in price pressure, reduced profitability and loss of market share, any of which could seriously harm our revenues and results of operations. Competition principally occurs at the design stage, where a customer evaluates alternative design solutions. We continually face intense competition from semiconductor interconnect solutions companies. Some of our competitors have greater financial and other resources than we have with which to pursue engineering, manufacturing, marketing and distribution of their products. As a result, they may be able to respond more quickly to changing customer demands or devote greater resources to the development, promotion and sales of their products than we can. We cannot assure you that we will be able to increase or maintain our revenues and market share, or compete successfully against our current or future competitors in the semiconductor industry.

Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

We have engineering facilities and corporate and sales support operations and, as of December 31, 2006, 118 full-time and 31 part-time employees located in Israel. Substantially all of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the recent conflict with Hezbollah referred to above, our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.

In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business.

Our operations may be negatively affected by the obligations of our personnel to perform military service.

Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), including some of our officers, directors and employees, are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists, and recently some of our employees, including those in key positions, have been called up in connection with armed conflicts. It is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our officers, directors or key employees due to military service. Any such disruption could adversely affect our operations.

Our operations may be affected by negative economic conditions or labor unrest in Israel.

Due to significant economic measures adopted by the Israeli government, there were several general strikes and work stoppages in Israel in 2003 and 2004, affecting all banks, airports and ports. These strikes have had an adverse effect on the Israeli economy and on business, including our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner. From time to time, the Israeli trade unions threaten strikes or work stoppages, which, if carried out, may have a material adverse effect on the Israeli economy and our business.

We are susceptible to additional risks from our international operations.

We derived 24%, 28% and 41% of our revenues in the years ended December 31, 2004, 2005 and 2006, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

•	reduced protection of intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	tariffs, trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability; and

•	variance and unexpected changes in local laws and regulations.

Our principal research and development facilities are located in Israel, and our directors, executive officers and other key employees are located primarily in Israel and the United States. In addition, we engage sales representatives in various countries throughout the world to market and sell our products in those countries and surrounding regions. If we encounter these challenges in our international operations, we could experience slower than expected revenue growth and our business could be harmed.

It may be difficult to enforce a U.S. judgment against us, our officers and directors and some of the experts named in the prospectus relating to the initial public offering of our ordinary shares or to assert U.S. securities law claims in Israel.

We are incorporated in Israel. Four of our executive officers and one of our directors, who is also an executive officer, and some of our accountants and attorneys are non-residents of the United States and are located in Israel, and substantially all of our assets and the assets of these persons are located outside the United States. Three of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of these persons in U.S. or Israeli courts based on the civil liability provisions of the U.S. federal securities laws.

In addition, we have been informed by our legal counsel in Israel, Yigal Arnon & Co., that it may be difficult for a shareholder to enforce civil liabilities under U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. In addition, even if an Israeli court agrees to hear a claim, it may determine that Israeli law, and not U.S. law, is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved in court as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above.

Provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our shares.

Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. For example, a merger may not be completed unless at least 50 days have passed from the date that a merger proposal was filed by each merging company with the Israel Registrar of Companies and at least 30 days from the date that the shareholders of both merging companies approved the merger. In addition, the approval of a majority of each class of securities of the target company is required to approve a merger. Israeli corporate law further requires that any person who wishes to acquire more than a specified percentage of the company’s share capital complies with certain tender offer procedures. In addition, Israeli corporate law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting.

These provisions could delay, prevent or impede an acquisition of us, even if such an acquisition would be considered beneficial by some of our shareholders. See “Risk Factors — Provisions of our charter documents or Israeli law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management” for a further discussion of this risk factor.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.

Although most of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 1.2%, 2.4% and (0.1)% for the years ended December 31, 2004, 2005 and 2006, respectively. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because most of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.

The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

Some of our operations in Israel have been granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current “Approved Enterprise” program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

The Israeli government grants that we currently receive require us to meet several conditions and may be reduced or eliminated due to government budget cuts, and these grants restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In the years ended December 31, 2004 and 2005, the OCS approved grants totaling $1.3 million and $43,000, respectively, of funding in support of some of our research and development programs. No grants to us were approved by the OCS in the year ended December 31, 2006.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our ordinary shares.

We do not expect to be considered a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for our current taxable year ending December 31, 2007. However, the application of the PFIC rules is subject to ambiguity in several respects, and, in addition, we must make a separate determination each taxable year as to whether we are a PFIC (after the close of each taxable year). Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. corporation will be considered a PFIC for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets is attributable to assets that produce or are held for the production of passive income. The market value of our assets generally will be determined based on the market price of our ordinary shares, which has fluctuated since our ordinary shares began trading on the NASDAQ Global Market on February 8, 2007 and is likely to fluctuate in the future. In addition, the composition of our income and assets will be affected by how, and how quickly, we spend the cash we raised in our initial public offering. If we were treated as a PFIC for any taxable year during which a U.S. person held an ordinary share, certain adverse U.S. federal income tax consequences could apply to such U.S. person, including:

•	having gains realized on the sale of our ordinary shares treated as ordinary income, rather than capital gain;

•	the loss of the preferential rate applicable to dividends received on our ordinary shares by individuals who are U.S. holders; and

•	having interest charges apply to the proceeds of share sales.

Your rights and responsibilities as a shareholder will be governed by Israeli law and differ in some respects from the rights and responsibilities of shareholders under U.S. law.

We are incorporated under Israeli law. The rights and responsibilities of holders of our ordinary shares are governed by our amended and restated articles of association and by Israeli law. These rights and responsibilities differ in some respects from the rights and responsibilities of shareholders in typical U.S. corporations. In particular, a shareholder of an Israeli company has a duty to act in good faith toward the company and other shareholders and to refrain from abusing his, her or its power in the company, including, among other things, in voting at the general meeting of shareholders on certain matters.

Risks Related to Our Ordinary Shares

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $14.71 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our customers of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	disruption to our operations;

•	geopolitical instability;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	general economic conditions and slow or negative growth of related markets;

•	commencement of, or our involvement in, litigation; and

•	changes in earnings estimates or recommendations by securities analysts.

In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. In the past, when the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 35% of our outstanding ordinary shares as of March 1, 2007. Moreover, four of our shareholders, Sequoia Capital Partners, U.S. Venture Partners, Intel Atlantic, Inc. and Bessemer Venture Partners, beneficially owned approximately 27% of our outstanding ordinary shares as of March 1, 2007. In addition, individual partners of U.S. Venture Partners and Bessemer Venture Partners serve on our board of directors. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

A significant portion of our outstanding ordinary shares may be sold into the market in the near future. Substantial sales of our shares, or the perception such sales are likely to occur, could cause the price of our ordinary shares to decline.

If our existing shareholders sell a large number of our ordinary shares or the public market perceives that existing shareholders might sell our ordinary shares, the market price of our ordinary shares could decline significantly. Approximately 22.8 million ordinary shares may be sold upon the expiration of lock-up agreements in August 2007. Existing shareholders holding an aggregate of approximately 15.1 million ordinary shares have rights with respect to the registration of these ordinary shares with the SEC. If we register their ordinary shares following the expiration of the lock-up agreements, they can sell those shares in the public market.

If we sell our ordinary shares in future financings, ordinary shareholders will experience immediate dilution and, as a result, our share price may go down.

We may from time to time issue additional ordinary shares at a discount from the current trading price of our ordinary shares. As a result, our ordinary shareholders would experience immediate dilution upon the purchase of any ordinary shares sold at such discount. In addition, as opportunities present themselves, we may enter into equity financings or similar arrangements in the future, including the issuance of debt securities, preferred shares or ordinary shares. If we issue ordinary shares or securities convertible into ordinary shares, our ordinary shareholders could experience dilution.

Provisions of Israeli law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management.

Provisions of our amended and restated articles of association may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	no cumulative voting; and

•	an advance notice requirement for shareholder proposals and nominations.

Furthermore, Israeli tax law treats some acquisitions, particularly stock-for-stock swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder’s residence exempts the shareholder from Israeli tax. Please see “Risk Factors — Provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our shares” for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

We have never paid cash dividends on our share capital, and we do not anticipate paying any cash dividends in the foreseeable future.

We have never declared or paid cash dividends on our share capital, nor do we anticipate paying any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.

We may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters.

Changes in the laws and regulations affecting public companies, including the provisions of Sarbanes-Oxley and rules adopted by the SEC and by The Nasdaq Stock Market, will result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 1B — UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 — PROPERTIES

Our business headquarters are in Santa Clara, California, and our engineering headquarters are in Yokneam, Israel. We currently lease office space in Yokneam and Tel Aviv, Israel and in Santa Clara, California pursuant to leases that expire on December 31, 2011, December 31, 2008 and March 31, 2009, respectively.

We believe that our existing facilities are adequate to meet current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3 — LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2006, we held an extraordinary general meeting of shareholders. Of the 34,079,367 ordinary and preferred shares entitled to vote at the meeting, a total of 22,158,917 shares (on an as-converted basis) were represented at the meeting in person or by proxy, constituting a quorum. The voting results are as follows:

Proposal No. 1:  Increase in authorized share capital to NIS 2,400,000

For	Against	Abstain

21,584,051	204,596	45,729

Proposal No. 2:  Amendment and restatement of private company Articles of Association

For	Against	Abstain

21,641,344	131,761	45,729

Proposal No. 3:  Reverse share split in connection with initial public offering

For	Against	Abstain

21,597,051	106,576	128,207

Proposal No. 4:  Adoption of public company Articles of Association in connection with initial public offering

For	Against	Abstain

21,641,344	113,532	45,729

Proposal No. 5:  Adoption of Global Share Incentive Plan (2006)

For	Against	Abstain

21,705,593	67,512	45,729

Proposal No. 6:  Increase in number of shares reserved for issuance under 1999 United States Equity Incentive Plan and 2003 Israeli Share Option Plan to an aggregate of 12,007,542 shares

For	Against	Abstain

21,705,593	67,512	45,729

Proposal No. 7:  Adoption of Employee Share Purchase Plan

For	Against	Abstain

22,190,146	0	45,729

Proposal No. 8:  Authorization of indemnification agreements with directors and officers

For	Against	Abstain

22,190,146	0	45,729

Proposal No. 9:  Authorization to obtain directors & officers liability insurance with coverage up to $30 million per year

For	Against	Abstain

22,010,771	0	225,104

Proposal No. 10:  Approval of cash compensation policy for non-employee directors

For	Against	Abstain

21,808,717	134,695	292,463

Proposal No. 11:  Approval of option grant policy for non-employee directors

For	Against	Abstain

22,055,604	134,542	45,729

Proposal No. 12:  Approval of executive severance benefits agreement with Eyal Waldman, the company’s president and chief executive officer

For	Against	Abstain

22,122,634	64,402	48,839

Proposal No. 13:  Inclusion of members of the board of directors and their family members and associates in the directed share program to purchase ordinary shares in the initial public offering

For	Against	Abstain

21,933,522	179,375	109,978

Proposal No. 14:  Approval of grant of an option to purchase 100,000 ordinary shares to Amal M. Johnson and an option to purchase 200,000 ordinary shares to Eyal Waldman

For	Against	Abstain

22,058,385	67,512	109,978

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX”. Prior to that date, our ordinary shares were not traded on any public exchange. As of March 1, 2007, we had approximately 195 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. We have never declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate paying cash dividends in the foreseeable future. The Israel Companies Law, 1999, or the Companies Law, also restricts our ability to declare dividends. We can only distribute dividends from profits (as defined in the Companies Law), or if we do not meet the profit test, with court approval, provided in each case that there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due.

The net proceeds from our initial public offering have been invested into short-term, money market securities and repurchase agreements. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), and is incorporated in this report by reference. For additional information on our share incentive plans and activity, see Note 11, “Share Option Plans” included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued and sold the following unregistered securities during the year ended December 31, 2006. The following share numbers have been adjusted to reflect the 1.75-to-1 reverse split of our ordinary shares on February 1, 2007 and the conversion of preferred shares into ordinary shares effected immediately prior to the completion of our initial public offering.

1. We sold an aggregate of 108,908 ordinary shares to employees, directors and consultants for cash consideration in the aggregate amount of approximately $270,000 upon the exercise of share options.

2. We granted share options to employees, directors and consultants under our 1999 United States Equity Incentive Plan and 2003 Israeli Share Option Plan covering an aggregate of 1,106,093 ordinary shares, with exercise prices ranging from $7.44 to $9.19 and a weighted average exercise price of $9.12.

3. In September and October of 2006, we issued 97,694 ordinary shares upon the exercise of warrants originally issued in October and November 2001, and February 2002, for an aggregate exercise price of approximately $1,130,000.

We claimed exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”), for the sales and issuances of securities in the transactions described in paragraphs (1) and (2) above pursuant to Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph (3) above pursuant to Regulation D promulgated under Section 4(2) of the Securities Act as transactions not involving a public offering. All of the purchasers of unregistered securities for which we relied on Section 4(2) represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they had access to adequate information about us and (b) appropriate legends were affixed to the share certificates issued in such transactions.

Our initial public offering of 6,900,000 ordinary shares was effected through a Registration Statement on Form S-1 (File No. 333-137659) that was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued all 6,900,000 shares on February 13, 2007 for gross proceeds of $117,300,000. The underwriters of the offering were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Thomas Weisel Partners LLC and Jefferies & Company, Inc. We paid the underwriters a commission of $8,211,000 and incurred additional offering expenses of approximately $3,001,000. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $106,088,000. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. All of the net proceeds from the initial public offering remain invested in short-term, money market securities and repurchase agreements pending application of the funds to general corporate purposes, as described in the Registration Statement on Form S-1.

Issuer Purchases of Equity Securities

During the fourth quarter of 2006, we did not repurchase any equity securities.

Share Performance Graph

Our ordinary shares were not registered pursuant to Section 12 of the Exchange Act in 2006. Our ordinary shares began trading on the Nasdaq Global Market on February 7, 2007 under the symbol “MLNX.” Prior to such time there was no public market for our ordinary shares. We plan to furnish a stock performance graph in the proxy statement for our annual general meeting in 2008. The closing share price for our ordinary shares on March 19, 2007 as reported by The Nasdaq Stock Market was $15.85.

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2002, 2003 and 2004 and our consolidated statements of operations data for the years ended December 31, 2002 and 2003, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2006, as well the consolidated balance sheet data as of December 31, 2005 and 2006, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2002	2003	2004	2005	2006
	(In thousands except per share data)

Consolidated Statement of Operations Data:
Total revenues	$4,002	$10,151	$20,254	$42,068	$48,539
Cost of revenues	(1,514)	(4,535)	(8,736)	(15,203)	(13,533)

Gross profits	2,488	5,616	11,518	26,865	35,006
Operating expenses:
Research and development	17,297	14,457	12,864	13,081	15,256
Sales and marketing	4,749	5,298	5,640	7,395	8,935
General and administrative	2,141	1,720	1,719	3,094	3,704
Restructuring	2,327	0	0	0	0

Total operating expenses	26,514	21,475	20,223	23,570	27,895
Income (loss) from operations	(24,026)	(15,859)	(8,705)	3,295	7,111
Other income, net	993	308	123	326	438

Income (loss) before taxes on income	(23,033)	(15,551)	(8,582)	3,621	7,549
Provision for taxes on income	—	(12)	(306)	(462)	(301)

Net income (loss)	$(23,033)	$(15,563)	$(8,888)	$3,159	$7,248

Net income (loss) per share attributable to ordinary shareholders — basic	(3.42)	(2.32)	(1.27)	0.00	0.04
Net income (loss) per share attributable to ordinary shareholders — diluted	(3.42)	(2.32)	(1.27)	0.00	0.03
Shares used to compute net income (loss) per share	6,729	6,764	7,117	7,520	7,709
Shares used to compute diluted net income (loss) per share	6,729	6,764	7,117	9,091	9,683

See Note 1 to our consolidated financial statements for a description of the method used to compute shares used in computing basic and diluted net loss per share.

	December 31,
	2002	2003	2004	2005	2006
	(In thousands of dollars)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,945	$12,883	$10,944	$12,350	$20,570
Working capital	29,980	19,978	13,391	17,240	25,446
Total assets	44,362	32,239	25,822	31,154	43,101
Long-term liabilities	2,792	4,429	4,164	4,389	3,577
Total liabilities	7,574	10,439	11,473	13,270	16,069
Mandatorily redeemable convertible preferred shares	55,118	55,262	55,417	55,583	55,759
Convertible preferred shares	36,338	36,338	36,338	36,338	36,338
Total shareholders’ deficit	$(54,668)	$(69,800)	$(77,406)	$(74,037)	$(65,065)

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the “Risk Factors.”

Overview

General

We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded systems. We operate in one reportable segment: the development, manufacturing, marketing and sales of InfiniBand semiconductor products (see Note 14, “Segment Information”, of the accompanying notes to our consolidated financial statements).

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our ICs. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems, as well as the need to significantly reduce the total cost of ownership. In addition, we believe that demand for our products will largely depend upon the magnitude and timing of capital spending by end users.

We outsource our manufacturing, assembly, packaging and production test functions, which enables us to focus on the design, development, sales and marketing of our products. As a result, our business has relatively low capital requirements. However, our ability to bring new products to market, fulfill customer orders and achieve long-term growth depends on our ability to maintain sufficient technical personnel and obtain sufficient external subcontractor capacity.

We have experienced rapid growth in our total revenues in each of the last three years. Our revenues increased from $20.3 million to $42.1 million to $48.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. In order to continue to increase our revenues, we must continue to achieve design wins over other InfiniBand providers and providers of competing interconnect technologies. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the end-user markets that incorporate our products. Demand for new features changes rapidly. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product design. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationship with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory.

Revenues.  We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 52%, 56% and 55% of our total revenues for the years ended December 31, 2004, 2005 and 2006, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Cost of revenues and gross profit.  The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our HCA cards by Flextronics, royalties due to third parties, including the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, the Binational Industrial Research and Development (BIRD) Foundation and a third-party licensor, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also have the yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors.

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months and that lead times for delivery from our HCA card manufacturing subcontractors are approximately eight to ten weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, as customers are increasingly seeking opportunities to reduce their lead times, we may be required to increase our inventory to meet customer demand.

We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Generally, our cost of revenues as a percentage of sales revenues has decreased over time, primarily due to manufacturing cost reductions, economies of scale related to higher unit volumes and our decision to discontinue sales of our lower margin switch systems products in 2005. This trend may not continue in the future, and will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

Operational expenses

Research and development expenses.  Our research and development expenses consist primarily of salaries and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense and tape out costs. Tape out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape outs.

We received grants from the OCS for several projects.  Under the terms of these grants, if products developed from an OCS-funded project generate revenue we are required to pay a royalty of 4% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. In 2004 and 2005, we received an aggregate of $1.3 million and $43,000, respectively, of approved grants in support of some of our research and development programs. We received no grants from the OCS during the year ended December 31, 2006. As of December 31, 2006, our contingent obligation in respect of royalties payable to the OCS totaled approximately $2.0 million, payable out of future net sales, if any, of products that were developed under projects funded by the OCS. The continued repayment of OCS grants is contingent on future sales of products developed with the support of such grants, and we have no obligation to refund these grants if future sales are not generated. All reported research and development expenses are net of OCS and other government grants.

The terms of OCS grants generally prohibit the manufacture of products developed with OCS funding outside of Israel without the prior consent of the OCS. The OCS has approved the manufacture outside of Israel of our IC products, subject to an undertaking by us to pay the OCS royalties on the sales of our OCS-supported products until such time as the total royalties paid equal 120% of the amount of OCS grants.

Under applicable Israeli law, OCS consent is also required to transfer technologies developed with OCS funding to third parties in Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of intellectual property rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports of products from Israel or the sale of products developed with these technologies. We do not anticipate the need to transfer any of our intellectual property rights outside of Israel at this time.

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, sales-related legal costs for contract reviews, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments on higher sales volumes.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and associated costs for employees engaged in finance, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to meet the requirements associated with our anticipated growth and being a public company.

Taxes on Income

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income (after setting off our losses from prior years). Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income (after setting off our losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in our company) for the following five to eight years.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, inventory valuation, warranty provision, income taxes and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

Revenue recognition

We account for our revenue under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (SAB 104). Under SAB 104, revenues from sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Our standard arrangement with our customers typically includes freight-on-board shipping point, 30-day payment terms, no right of return and no customer acceptance provisions. We generally rely upon a purchase order as persuasive evidence of an arrangement.

We determine whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $95,000 and $107,000 at December 31, 2005 and 2006, respectively. Our bad debt expense totaled approximately $72,000, $70,000 and $10,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a “first-in, first-out” basis, for work in process based on actual costs and for finished goods based on standard cost, which approximates actual cost on a first-in, first-out basis. We reserve for excess and obsolete inventory based on forecasted demand generally over a nine-month period and market conditions. Inventory reserves are not reversed and permanently reduce the cost basis of the affected inventory until it is either sold or scrapped.

Warranty provision

We provide a standard 12-month warranty from the date of delivery against defects in materials and workmanship. If a customer has a defective product, we will either repair the goods or provide replacement products at no charge. We record estimated warranty expenses at the time we recognize the associated product revenues based on our historical rates of return and costs of repair over the preceding 12-month period. In addition, we recognize estimated warranty expenses for specific defects at the time those defects are identified. Depending on the nature of the specific defect, we may extend the warranty period beyond the standard 12 months from the date of delivery.

Share-based compensation

Through December 31, 2005, we elected to account for share-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to

Employees” (APB 25) and related interpretations rather than adopting the fair value method provided under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS 123). We have generally not recognized any compensation expense for share options we granted to our employees where the exercise price equals the fair market value of the shares on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee share options, based on estimated fair values and recognize that expense over the required service period.

We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under APB 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the year ended December 31, 2006, share-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB 25.

For options granted after January 1, 2006, and valued in accordance with SFAS 123(R), we use the straight-line method for expense attribution. For options granted prior to January 1, 2006, we use the multiple grant approach for expense attribution, which results in substantially higher amounts of amortization in earlier years as opposed to the straight-line method, which results in equal amortization over the vesting period of the options.

Upon adoption of SFAS 123(R), we were required to estimate the number of outstanding options that are not expected to vest. In subsequent periods, if actual forfeitures differ from these estimates, we will revise our estimates. No compensation cost is recognized for options that do not vest. Under the multiple grant approach, forfeitures of unvested options resulting from employee terminations result in the reversal during the period in which the termination occurred of previously expensed share compensation associated with the unvested options with maturities similar to the expected terms of the respective options. Share compensation from vested options, whether forfeited or not, is not reversed.

We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our ordinary shares, the risk-free interest rate and the estimated rate of forfeitures of unvested share options. If actual results differ from our estimates, we will record the difference as a cumulative adjustment in the period we revise our estimates. Because our ordinary shares were not publicly traded until February 8, 2007, we used the simplified calculation of expected life described in the SEC Staff Accounting Bulletin No. 107 and we estimated our ordinary shares’ volatility based on an average of the historical volatilities of the company’s peer group in the industry in which it does business. The risk-free rate is based on U.S. Treasury securities with maturities similar to the expected terms of the respective options. We estimated expected forfeitures based on our historical experience.

Accounting for income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based on the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	2005	2006

Total Revenues	100%	100%	100%
Cost of revenues	(43)	(36)	(28)

Gross profit	57	64	72

Operating expenses:
Research and development	64	31	31
Sales and marketing	28	18	18
General and administrative	8	7	8

Total operating expenses	100	56	57

Income (loss) from operations	(43)	8	15
Other income, net	1	1	1
Provision for taxes on income	(2)	(1)	(1)

Net income (loss)	(44)	8	15

Comparison of Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenues.  Revenues were approximately $48.5 million for the year ended December 31, 2006 compared to approximately $42.1 million for the year ended December 31, 2005, representing an increase of approximately 15%. This increase in revenues resulted primarily from increased unit sales of approximately 27%, driven by broader adoption of InfiniBand and our products, offset by a decrease in average sales prices of 9%. A portion of the decrease in average sales prices was due to the decline from 6% to 3% in the percentage of revenues attributable to switch systems, which have significantly higher sales prices. In addition, Cisco, one of our largest customers that represented approximately 14% of our revenues in the year ended December 31, 2006, represented approximately 44% of our revenues in the year ended December 31, 2005. A portion of this percentage decline was attributable to an accumulation of inventory in 2005 by Cisco following its acquisition of Topspin Communications. We believe this inventory has been substantially sold in 2005 and 2006. Cisco remained one of our largest customers for the year ended December 31, 2006.

Gross Profit and Margin.  Gross profit was approximately $35.0 million for the year ended December 31, 2006 compared to approximate $26.9 million for the year ended December 31, 2005, representing an increase of 30%. As a percentage of revenues, gross margin increased to 72% in the year ended December 31, 2006 from approximately 64% in the year ended December 31, 2005. This increase in gross margin was primarily due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of next generation products for which we receive higher margins.

Research and Development.  Research and development expenses were approximately $15.3 million for the year ended December 31, 2006 compared to approximately $13.1 million for the year ended December 31, 2005, representing an increase of approximately 17%. The increase was primarily attributable to higher salary related expenses of approximately $2.1 million associated with increased headcount, and increased depreciation and amortization of equipment, software and intellectual property of approximately $281,000, partially offset by decreased purchases of new equipment, software and associated customer support of approximately $201,000.

Sales and Marketing.  Sales and marketing expenses were approximately $8.9 million for the year ended December 31, 2006 compared to approximately $7.4 million for the year ended December 31, 2005, representing an increase of approximately 20%. The increase was primarily attributable to higher salary related expenses of approximately $1.1 million associated with increased headcount, an increase in tradeshow and advertising expenses of approximately $271,000 and an increase in travel related expenses of $151,000.

General and Administrative.  General and administrative expenses were approximately $3.7 million for the year ended December 31, 2006 compared to approximately $3.1 million for the year ended December 31, 2005, representing an increase of approximately 19%. The increase was primarily due to higher salary related expenses of approximately $353,000 associated with increased headcount and an increase in legal, accounting and consulting fees of approximately $410,000, partially offset by a decrease in travel related expenses of approximately $84,000.

Other Income, net.  Other income, net consists of interest earned on cash equivalents and marketable securities and foreign currency exchange gains and losses. Other income, net was approximately $438,000 for the year ended December 31, 2006 compared to approximately $326,000 for the year ended December 31, 2005, representing an increase of approximately 34%. The increase was due to higher net interest income on cash deposits partially offset by higher foreign exchange losses.

Provision for Taxes on Income.  Provision for taxes on income was approximately $301,000 for the year ended December 31, 2006 compared to approximately $462,000 for the year ended December 31, 2005, representing a decrease of 35%. The decrease was primarily related to the decline in the percentage of total revenues generated within the United States. For the year ended December 31, 2006, revenues generated in the United States represented 58% of all revenues, compared to 71% of all revenues for the year ended December 31, 2005. Generally, revenues generated outside the United States are exempt from income tax under the Approved Enterprise Tax Holiday.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Revenues.  Revenues were approximately $42.1 million for the year ended December 31, 2005 compared to approximately $20.3 million for the year ended December 31, 2004, representing an increase of 107%. This significant increase in revenues resulted primarily from increased unit sales of approximately 103%, driven by broader adoption of InfiniBand and our products, and an increase in average sales prices of 2%.

Gross Profit and Margin.  Gross profit was approximately $26.9 million for the year ended December 31, 2005 compared to approximately $11.5 million for the year ended December 31, 2004, representing an increase of approximately 133%. As a percentage of revenues, gross profit increased to approximately 64% in 2005 from 57% in 2004. This increase in gross profit margin was primarily due to an approximate 5% reduction in production costs coupled with an approximate 2% increase in average sales prices. Part of the gross margin improvement was also due to a decline in the percentage of revenues attributable to switch systems, historically a lower margin business, which declined to approximately 6% from approximately 14% of total revenues during the year.

Research and Development.  Research and development expenses were approximately $13.1 million for the year ended December 31, 2005 compared to approximately $12.9 million for the year ended December 31, 2004, representing an increase of approximately 2%. The change in spending consisted of a reduction in tape out costs in 2005 of approximately $1.2 million offset by $43,000 in OCS funding in 2005, compared to $1.3 million of OCS funding received in 2004, which was recorded as a reduction to research and development.

Sales and Marketing.  Sales and marketing expenses were approximately $7.4 million for the year ended December 31, 2005 compared to approximately $5.6 million for the year ended December 31, 2004, representing an increase of approximately 32%. The increase was primarily attributable to approximately $1.1 million of higher external sales representative commissions associated with increased revenues, higher salary and travel related expenses due to staff additions of approximately $828,000, higher marketing related expenses and enterprise resource planning, or ERP, related expenses of approximately $291,000 and $121,000, respectively, partially offset by approximately $488,000 of lower share-based compensation expense.

General and Administrative.  General and administrative expenses were approximately $3.1 million for the year ended December 31, 2005 compared to approximately $1.7 million for the year ended December 31, 2004, representing an increase of approximately 82%. The increase in 2005 was due to higher salary related expenses associated with headcount additions of approximately $788,000, increased facilities related expenses of approximately $326,000, increased legal and accounting costs of approximately $251,000 and ERP system implementation related consulting expenses of approximately $149,000, partially offset by approximately $176,000 of lower share-based compensation expense.

Other Income, net.  Other income, net was approximately $326,000 for the year ended December 31, 2005 compared to approximately $123,000 for the year ended December 31, 2004, representing an increase of approximately 165%. The increase was primarily attributable to gains of $217,000 from foreign currency exchange fluctuations.

Provision for Taxes on Income.  Provision for taxes on income was approximately $462,000 for the year ended December 31, 2005 compared to approximately $306,000 for the year ended December 31, 2004, representing an increase of approximately 51%. The increase was related to higher income attributable to Mellanox Technologies, Inc.

Liquidity and Capital Resources

Since our inception until our initial public offering in February 2007, we have financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005 and had an accumulated deficit of approximately $69.3 million as of December 31, 2006. As of December 31, 2006, our principal source of liquidity consisted of cash and cash equivalents of approximately $20.6 million. In August 2005, we entered into an agreement with a financial institution to provide us with a line of credit of up to approximately $5.0 million for general working capital requirements. As of December 31, 2006, we had not drawn down on this line of credit.

On February 13, 2007, we closed the initial public offering of our ordinary shares. We sold 6,900,000 ordinary shares in the offering, which number of shares included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106 million. We expect these proceeds, in addition to our cash flows from operating activities, to be sufficient to fund our operations over the next 12 months after taking into account expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily for increased headcount, and capital expenditures to support our infrastructure and growth.

In addition, as of December 31, 2006, we were required to make total remaining payments of approximately $1.2 million to Vitesse Semiconductor Corporation pursuant to a license agreement dated December 16, 2002. This agreement terminated on December 31, 2006, and the $1.2 million was paid by January 31, 2007.

During the months of January and February 2007, we incurred costs of approximately $1 million for the tapeout of our new ConnectX semiconductor product. These additional costs were paid in full during the first quarter of 2007.

Operating Activities

Net cash generated by our operating activities amounted to approximately $9.1 million for the year ended December 31, 2006. Net cash generated by operating activities was primarily attributable to net income of approximately $7.2 million and an increase in accrued liabilities of approximately $1.9 million. Cash generated by operating activities in 2006 included increases in accounts receivable resulting from increased product sales of approximately $2.2 million, partially offset by non-cash charges of approximately $2.0 million for depreciation and amortization.

Net cash generated by operating activities in 2005 was approximately $770,000. Our net income of approximately $3.2 million was impacted by a non-cash charge of approximately $1.7 million for depreciation and amortization. Cash generated by operating activities in 2005 included increases in accounts receivable resulting from increased product sales and inventories resulting from increased projected product demand of approximately

$3.2 million and $2.3 million, respectively, and an increase in accrued liabilities and other payables of approximately $1.0 million.

Net cash used in operating activities in 2004 was approximately $5.7 million. Our net losses of approximately $8.9 million were offset by non-cash charges of approximately $2.5 million for depreciation and amortization and approximately $1.0 million for share-based compensation expense. Cash used for operating activities in 2004 included increases in accounts receivable of approximately $2.9 million, partially offset by a decrease in prepaid expenses of approximately $1.3 million and an increase in accounts payable of approximately $1.4 million.

In the years ended December 31, 2004 and 2005, we received from the OCS an aggregate of $1.3 million and $43,000, respectively, of approved grants in support of some of our research and development programs. We did not receive any grants from the OCS during the year ended December 31, 2006.

Investing Activities

Net cash used in investing activities was approximately $569,000 in the year ended December 31, 2006. Cash used in investment activities was primarily attributable to purchases of property and equipment and severance-related insurance policies, offset by the partial return of a tenancy security deposit in Israel that was no longer restricted due to the renegotiation of the tenancy agreement.

Net cash generated by investment activities was approximately $462,000 in the year ended December 31, 2005 and approximately $3.9 million in the year ended December 31, 2004, and was primarily attributable to net sales and maturities of marketable securities (net of purchases) offset by purchases of property and equipment and severance-related insurance policies.

Financing Activities

Net cash used in financing activities was approximately $292,000 in the year ended December 31, 2006. Cash used in financing activities was attributable to proceeds from the exercise of share options and warrants, offset by principal payments on capital lease obligations and payments on deferred public offering costs.

Our financing activities generated approximately $174,000 in 2005 and were attributable to proceeds from the exercise of share options, partially offset by principal payments on capital lease obligations. Our financing activities used approximately $65,000 in the year ended December 31, 2004, and were primarily attributable to principal payments on capital lease obligations partially offset by proceeds from share option exercises.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than		Beyond
Contractual Obligations:	Total	1 Year	1-3 Years	3 Years
	(In thousands of dollars)

Commitments under capital lease	$961	$420	$541	$—
Non-cancelable operating lease commitments	6,658	1,927	3,185	1,546
Purchase commitments	1,628	1,628	—	—
Obligation on purchase of intangible assets	1,156	1,156	—	—

Total	$10,403	$5,131	$3,726	$1,546

For purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

Recent Accounting Pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We expect that the financial impact, if any, of the adoption of EITF 06-3 will not be material on our financial position and results of operations upon the initial adoption of EITF 06-3.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements upon the initial adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2006, we did not have any off-balance sheet arrangements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss related to changes in market prices of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows.

Interest rate fluctuation risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non- government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign currency exchange risk

All of our sales are invoiced in U.S. dollars. The U.S. dollar is our functional and reporting currency. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.

Inflation related risk

We believe that the rate of inflation in Israel has not had a material impact on our business to date. Our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data — Unaudited

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	2005	2005	2005	2005	2006	2006	2006	2006
	(In thousands except per share data)

Total revenues	$7,682	$10,040	$12,152	$12,194	$8,506	$10,813	$13,422	$15,798
Cost of revenues	(3,134)	(4,058)	(4,061)	(3,950)	(2,506)	(3,444)	(3,651)	(3,932)

Gross profit	4,548	5,982	8,091	8,244	6,000	7,369	9,771	11,866
Operating expenses:
Research and development	3,123	2,977	3,207	3,774	3,560	3,683	3,821	4,192
Sales and marketing	1,681	1,659	1,951	2,104	1,785	2,173	2,122	2,855
General and administrative	623	702	793	976	826	792	926	1,160

Total operating expenses	5,427	5,338	5,951	6,854	6,171	6,648	6,869	8,207

Income (loss) from operations	(879)	644	2,140	1,390	(171)	721	2,902	3,659
Other income and expense, net	70	148	63	45	134	(3)	101	206

Income (loss) before taxes on income	(809)	792	2,203	1,435	(37)	718	3,003	3,865
Provision for taxes on income	(110)	(130)	(89)	(133)	(54)	(69)	(148)	(30)
Net income (loss)	$(919)	$662	$2,114	$1,302	$(91)	$649	$2,855	$3,835

Net income (loss) attributable to ordinary shareholders	$0	$0	$0	$0	$(135)	$0	$0	$433

Net income (loss) per share — basic	0.00	0.00	0.00	0.00	(0.02)	0.00	0.00	0.06
Net income (loss) per share — diluted	$0.00	$0.00	$0.00	$0.00	$(0.02)	$0.00	$0.00	$0.04

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2006, and is incorporated in this report by reference.

Our written Code of Business Conduct and Ethics applies to all of its directors and employees, including its executive officers. The Code of Business Conduct and Ethics is available on our website at http://www.mellanox.com. Changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

ITEM 11 — EXECUTIVE COMPENSATION

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12 —	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13 —	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. The following financial statements of the Company and reports of the independent registered public accounting firms are included in this report:

(b) Exhibits.  The following exhibits are filed as a part of this report:

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.
4	.2(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4.3		Amendment to the Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(3)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(4)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(5)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(6)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(7)(8)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated September 10, 2001.
10	.6(7)(9)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated December 16, 2002.

Exhibit
No.		Description of Exhibit

10	.7(10)	Net Lease Agreement between S.I. Hahn, LLC and Mellanox Technologies, Inc., dated January 1, 2002.
10	.8(11)	Credit Agreement between Wells Fargo Bank, National Association and Mellanox Technologies, Inc., dated August 16, 2005, and the first amendment thereto and Promissory Note, and addendum thereto.
10	.9(12)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.10(13)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.11(14)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.12(15)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.13(16)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.14(17)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
14.1		Code of Business Conduct and Ethics.
21	.1(18)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
23.2		Consent of Kesselman & Kesselman.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(9)	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(12)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(14)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(15)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(16)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(17)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(18)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred shares and shareholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiary at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

PricewaterhouseCoopers LLP

San Jose, California
March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated statements of operations, of convertible preferred shares and shareholders’ deficit and of cash flows present fairly, in all material respects, the results of operations and cash flows of Mellanox Technologies, Ltd. and its subsidiary at December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Kesselman & Kesselman

Haifa, Israel
June 29, 2006 except as to the stock
split described in Note 15, which
is as of February 1, 2007

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$12,350	$20,570
Restricted cash	1,266	678
Accounts receivable, net of allowance for doubtful accounts of $95 and $107 for December 31, 2005, and December 31, 2006, respectively	7,943	10,141
Inventories	4,031	4,079
Prepaid expenses and other	531	2,470

Total current assets	26,121	37,938

Property and equipment, net	2,327	2,588
Severance assets	1,812	2,284
Intangible assets, net	667	167
Other long-term assets	227	124

Total assets	$31,154	$43,101

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	4,011	4,490
Other accrued liabilities	4,654	6,426
Capital lease obligations, current	216	420
Other liabilities, current	—	1,156

Total current liabilities	8,881	12,492

Accrued severance	2,189	2,940
Capital lease obligations	292	541
Other long-term obligations	1,908	96

Total liabilities	13,270	16,069

Commitments and contingencies (Note 8)
Mandatorily Redeemable Convertible Preferred Shares: Series D, NIS 0.0175 par value, 6,484 shares authorized, 4,838 shares issued and outstanding; liquidation preference of $83,954, at December 31, 2005 and 2006, respectively	55,583	55,759
Convertible Preferred Shares: Series A-1/2, NIS 0.0175 par value, 4,571 shares authorized, 4,343 shares issued and outstanding, liquidation preference of $7,600; Series B-1/2, NIS 0.0175 par value, 2,286 shares authorized, 2,225 shares issued and outstanding, liquidation preference of $25,737; Series C, NIS 0.01 par value, 231 shares authorized, 231 shares issued and outstanding, liquidation preference of $3,000, at December 31, 2005 and 2006, respectively	36,338	36,338

Shareholders’ deficit
Ordinary shares: NIS 0.0175 par value, 123,571 shares authorized, 7,655 and 7,862 shares issued and outstanding at December 31, 2005 and 2006, respectively	30	32
Additional paid-in capital	2,452	4,174
Accumulated deficit	(76,519)	(69,271)

Total shareholders’ deficit	(74,037)	(65,065)

Total liabilities, convertible preferred shares and shareholders’ deficit	$31,154	$43,101

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2005	2006
	(In thousands except per share data)

Total revenues	$20,254	$42,068	$48,539
Cost of revenues	(8,736)	(15,203)	(13,533)

Gross profit	11,518	26,865	35,006

Operating expenses:
Research and development	12,864	13,081	15,256
Sales and marketing	5,640	7,395	8,935
General and administrative	1,719	3,094	3,704

Total operating expenses	20,223	23,570	27,895

Income (loss) from operations	(8,705)	3,295	7,111
Other income, net	123	326	438

Income (loss) before taxes on income	(8,582)	3,621	7,549
Provision for taxes on income	(306)	(462)	(301)

Net income (loss)	$(8,888)	$3,159	$7,248

Accretion of Series D mandatorily redeemable convertible preferred shares	(155)	(166)	(176)
Income allocable to preferred shareholders	—	(2,993)	(6,774)

Net income (loss) attributable to ordinary shareholders	(9,043)	0	298

Net income (loss) per share attributable to ordinary shareholders — basic	$(1.27)	$0.00	$0.04

Net income (loss) per share attributable to ordinary shareholders — diluted	$(1.27)	$0.00	$0.03

Shares used in computing income (loss) per share attributable to ordinary shareholders:
Basic	7,117	7,520	7,709
Diluted	7,117	9,091	9,683

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
SHARES AND SHAREHOLDERS’ DEFICIT

	Mandatorily								Accumulated
	Redeemable Convertible		Convertible				Additional	Shareholders’	Other		Total
	Preferred Shares		Preferred Shares		Ordinary Shares		Paid-in	Note	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Deficit
	(In thousands of dollars, except share data)
Balance at December 31, 2003	4,838,482	$55,262	6,799,192	$36,338	6,877,912	$28	$1,031	$(77)	$8	$(70,790)	$(69,800)
Comprehensive loss
Net loss	—	—	—	—	—	—	—	—	—	(8,888)	(8,888)
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	(11)	—	(11)

Comprehensive net loss											(8,899)
Accretion of mandatorily redeemable convertible preferred shares	—	155	—	—	—	—	(155)	—	—	—	(155)
Amortization of deferred share-based compensation	—	—	—	—	—	—	790	—	—	—	790
Share-based compensation for non-employees					—	—	234	—	—	—	234
Exercise of share options	—	—	—	—	424,506	1	336	—	—	—	337
Exercise of warrants	—	—	—	—	857	—	10	—	—	—	10
Repayment of receivables from shareholders	—	—	—	—	—	—	—	77	—	—	77

Balance at December 31, 2004	4,838,482	$55,417	6,799,192	$36,338	7,303,275	$29	$2,246	$—	$(3)	$(79,678)	$(77,406)

Comprehensive income
Net income	—	—	—	—	—	—	—	—	—	3,159	3,159
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	3	—	3

Comprehensive net income											3,162
Accretion of mandatorily redeemable convertible preferred shares	—	166	—	—	—	—	(166)	—	—	—	(166)
Share-based compensation for non-employees	—	—	—	—	—	—	31	—	—	—	31
Exercise of share options	—	—	—	—	351,865	1	341	—	—	—	342

Balance at December 31, 2005	4,838,482	$55,583	6,799,192	$36,338	7,655,140	$30	$2,452	$—	$—	$(76,519)	$(74,037)

Net income	—	—	—	—	—	—	—	—	—	7,248	7,248
Accretion of mandatorily redeemable convertible preferred shares	—	176	—	—	—	—	(176)	—	—	—	(176)
Share-based compensation for non-employees	—	—	—	—	—	—	137	—	—	—	137
Share-based compensation for employees	—	—	—	—	—	—	332	—	—	—	332
Exercise of share options	—	—	—	—	108,908	1	269	—	—	—	270
Exercise of warrants	—	—	—	—	97,694	1	1,129	—	—	—	1,130
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	31	—	—	—	31

Balance at December 31, 2006	4,838,482	$55,759	6,799,192	$36,338	7,861,742	$32	$4,174	$—	$—	$(69,271)	$(65,065)

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

Cash flows from operating activities:
Net income (loss)	$(8,888)	$3,159	$7,248
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for doubtful accounts	50	45	12
Depreciation and amortization	2,452	1,730	1,954
Deferred income taxes	(137)	10	(201)
Realized loss on marketable securities	48	—	—
Share-based compensation expense	1,024	31	469
Accrued interest on restricted cash	(60)	(34)	(62)
Changes in assets and liabilities:
Accounts receivable	(2,942)	(3,237)	(2,210)
Inventories	2	(2,339)	(48)
Prepaid expenses and other assets	1,342	(157)	(251)
Accounts payable	1,423	543	285
Accrued liabilities and other payables	(51)	1,019	1,885

Net cash provided by (used in) operating activities	(5,737)	770	9,081

Cash flows from investing activities:
Purchase of short-term investments	(1,729)	—	—
Proceeds from sales and maturities of short-term investments	6,900	1,611	—
Purchase of severance-related insurance policies	(248)	(187)	(472)
Purchase of property and equipment	(1,060)	(962)	(747)
Return of restricted cash deposit	—	—	650

Net cash provided by (used in) investing activities	3,863	462	(569)

Cash flows from financing activities:
Principal payments on capital lease obligations	(489)	(168)	(308)
Payments on deferred public offering costs	—	—	(1,384)
Proceeds from exercise of share options and warrants	347	342	1,400
Proceeds from shareholder notes receivable	77	—	—

Net cash provided by (used in) financing activities	(65)	174	(292)

Net increase (decrease) in cash and cash equivalents	(1,939)	1,406	8,220
Cash and cash equivalents at beginning of period	12,883	10,944	12,350

Cash and cash equivalents at end of period	$10,944	$12,350	$20,570

Supplemental disclosures of cash flow information
Interest paid	$17	$21	$3

Income taxes paid	$25	$460	$291

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$(151)	$(403)	$(774)

Acquisition of intangible assets	$—	$—	$(194)

Disposal of tangible assets	$—	$—	$42

Accretion on mandatorily redeemable convertible preferred shares	$155	$166	$176

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company

Mellanox Technologies, Ltd., an Israeli corporation, and its wholly-owned subsidiary in the United States (collectively referred to as the “Company” or “Mellanox”), were incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance semiconductor interconnect products for computing, storage and communications applications. The principal market for the Company’s products is the United States.

Principles of presentation

The consolidated financial statements include the accounts of the Company. All significant intercompany balances and transactions have been eliminated.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test our products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.

Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company’s financial results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Balances in individual bank accounts in excess of $100,000 are not insured. To mitigate risks, the Company deposits cash and cash equivalents with high credit quality financial institutions.

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2006 the Company maintained a balance of approximately $678,000 that represents tenants’ security deposits in Israel that are restricted due to the tenancy agreement. The restricted deposits in Israel are recorded in U.S. dollars and presented at their cost, including accrued interest at rates of approximately 5% per annum.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Short-term investments

The Company classifies all short-term investments as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company places its short-term investments primarily in marketable government agency obligations and commercial paper. The Company had no short-term investments at December 31, 2006.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2004	2005	2006

Cisco	34%	44%	14%
Voltaire	18%	12%	18%
QLogic	6%	9%	11%
Hewlett-Packard	0%	0%	12%

At December 31, 2006, Voltaire accounted for 20% of total accounts receivable and Hewlett-Packard accounted for 11% of total accounts receivable.

Inventory

Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company’s inventory less the related inventory reserve represents the new cost basis of such products.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets over three years for computers, software license rights and other electronic equipment, and seven to 15 years for office

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

Intangible assets

Intangible assets consist of license rights that represent technology which the Company has purchased a perpetual right to use. They are amortized over an estimated useful life of three years using the straight-line method (see also Note 4).

Impairment of long-lived assets

In 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for impairment on a regular basis. To date, the Company has not recorded any impairment charges relating to its long-lived assets.

Revenue recognition

The Company accounts for its revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, revenues from sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company’s standard arrangement with its customers includes freight-on-board shipping point, 30-day payment terms, no right of return and no customer acceptance provisions. The Company generally relies upon a purchase order as persuasive evidence of an arrangement.

Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company provides for potential warranty liability costs in the same period as the related revenues are recorded. This estimate is based on past experience of historical warranty claims and other known factors. The Company’s warranty period for its products is generally one year. In cases where the customer wishes to extend the warranty for more than one year, the Company charges an additional fee. This amount is recorded as deferred revenue and recognized over the period that the extended warranty is provided and the related performance obligation is satisfied. To date, amounts received relating to extended warranty revenue have not been significant.

In accordance with Emerging Issuers Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

Product warranty

The Company typically offers a one-year limited warranty period for its products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the years ended December 31, 2004, 2005 and 2006, are as follows:

	December 31,
	2004	2005	2006
	(In thousands of dollars)

Balance, beginning of the period	$0	$250	$517
New warranties issued during the period	337	817	340
Adjustments due to changes in estimates during the period	0	0	(44)
Settlements during the period	(87)	(550)	(285)

Balance, end of the period	$250	$517	$528

Research and development

Research and development expenses are charged to operations as incurred. Funds received from the Office of the Chief Scientist of Israel’s Ministry of Industry (the “OCS”) relating to the development of approved projects are recognized as a reduction of expenses when the Company is entitled to receive those funds. Research and development expenses included in the statements of operations were reduced by grants from the OCS in the amounts for the periods indicated:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

Gross research and development operating expenses	14,190	13,124	15,256
Reduction due to OCS grants during the period	(1,326)	(43)	0

Total research and development operating expenses reported in the Statement of Consolidated Operations	12,864	13,081	15,256

Advertising

Cost related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense was approximately $7,000 and $85,000 for the years ended December 31, 2005 and 2006, respectively. No advertising expenses were incurred during the year ended December 31, 2004.

Share-based compensation

The Company maintains performance incentive plans under which incentive and non-qualified share options are granted primarily to employees and non-employee consultants. Prior to January 1, 2006, the Company accounted for share-based compensation for non-employee consultants in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). FIN 28 provides for accelerated recognition of expense over the option vesting period. Prior to January 1, 2006, the Company accounted for share-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, share-based compensation expense is recognized over the vesting period of the option to the extent that the fair value of the share exceeds the exercise price of the share option at the date of the grant.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123. The revision is referred to as SFAS No. 123(R), “Share-based Payment,” which supersedes APB No. 25 and requires companies to expense share-based compensation using a fair-value based method for costs related to share-based payments, including share options and shares issued under the Company’s employee share option plans. The deferred compensation amount calculated under the fair-value method will then be recognized over the respective requisite period of the share option, which is generally the vesting period.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), requiring measurement of the cost of employee services received in exchange for all equity awards granted based on the fair market value of the award on the grant date. Under this standard, the fair value of each employee share option is estimated on the date of grant using an options pricing model. The Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments.

Share-based compensation expense recognized in the Company’s financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest. These amounts have been reduced by using an estimated forfeiture rate. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company will evaluate the assumptions used to value share awards on a quarterly basis.

To the extent that the Company grants additional equity securities to employees, share-based compensation expense will be increased by the additional compensation resulting from those additional grants.

Comprehensive income

Comprehensive income, as defined in SFAS No. 130, “Reporting Comprehensive Income,” includes all changes in shareholders’ deficit during a period from non-owner sources. The Company had unrealized losses of $11,000 and an unrealized gain of $3,000 during the years ended December 31, 2004 and 2005, respectively, as a result of changes in value of marketable securities that were categorized as available-for-sale. The Company had no unrealized gains or losses during the year ended December 31, 2006.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in net income (loss) as part of “Other income, net.”

Net income (loss) per share attributable to ordinary shareholders

Basic and diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income (loss) per share excludes potential ordinary shares if the effect is antidilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights, incremental ordinary shares issuable upon the exercise of share options or warrants and shares issuable upon conversion of convertible preferred shares.

In accordance with Emerging Issue Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” earnings are allocated between the common shareholders and other security holders based on their respective rights to receive dividends. When determining basic earnings per share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. The form of such participation does not have to be a dividend. Any form of participation in

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undistributed earnings would constitute participation by that security, regardless of whether the payment to the security holder was referred to as a dividend.

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2005	2006
	(In thousands except per share data)

Net income (loss)	$(8,888)	$3,159	$7,248

Accretion of Series D mandatorily redeemable convertible preferred shares	(155)	(166)	(176)
Income allocable to preferred shareholders	—	(2,993)	(6,774)
Net income (loss) attributable to ordinary shareholders	(9,043)	0	298

Basic and diluted shares:
Weighted average ordinary shares outstanding	7,127	7,529	7,713
Weighted average unvested ordinary shares subject to repurchase	(10)	(9)	(4)

Shares used to compute basic net income (loss) per share	7,117	7,520	7,709

Effect of dilutive securities
Ordinary share options	—	1,571	1,974

Dilutive potential ordinary shares	—	1,571	1,974

Shares used to compute diluted net income (loss) per share	7,117	9,091	9,683

Net income (loss) per share attributable to ordinary shareholders — basic	$(1.27)	$0.00	$0.04

Net income (loss) per share attributable to ordinary shareholders — diluted	$(1.27)	$0.00	$0.03

The following table sets forth potential ordinary shares that are not included in the diluted net income (loss) per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated (in thousands):

	December 31,
	2004	2005	2006
	(In thousands)

Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	6,799	6,799	6,799
Convertible preferred shares (Series D) upon conversion to ordinary shares	4,838	4,838	4,838
Warrants to purchase ordinary shares	725	725	725
Options to purchase ordinary shares	169	187	233

	12,531	12,549	12,595

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which the Company earns revenues and holds assets and about major customers. The Company has one reportable segment; the development, manufacturing, marketing and sales of InfiniBand semiconductor products (see Note 14, “Segment Information”).

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if, based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.

Recent accounting pronouncements

In June 2006, the FASB ratified Emerging Issues Task Force, or EITF, Issue 06-3, “How Sales Taxes Collected From Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement.” EITF 06-3 requires a company to disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within the scope of EITF 06-3. If taxes are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented. The guidance is effective for periods beginning after December 15, 2006. We expect that the financial impact, if any, of the adoption of EITF 06-3 will not be material on our financial position and results of operations upon the initial adoption of EITF 06-3.

In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently analyzing the effects of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements upon the initial adoption of SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to elect to measure

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.

NOTE 2 —	BALANCE SHEET COMPONENTS:

	December 31,
	2005	2006
	(In thousands of dollars)

Cash and cash equivalents:
Cash	$3,284	$8,212
Money market funds	9,066	2,585
Repurchase agreements	0	9,773

	$12,350	$20,570

Accounts receivable, net:
Accounts receivable	$8,038	$10,248
Less: Allowance for doubtful accounts	(95)	(107)

	$7,943	$10,141

Inventories:
Raw materials	$187	$692
Work-in-process	1,655	1,492
Finished goods	2,189	1,895

	$4,031	$4,079

Prepaid expense and other:
Prepaid expenses	$335	$223
Deferred public offering costs	0	1,827
Deferred tax assets, current	87	288
Other	109	132

	$531	$2,470

Property and equipment, net:
Computer equipment and software	$15,125	$16,580
Furniture and fixtures	762	793
Leasehold improvements	549	543

	16,436	17,916
Less: Accumulated depreciation and amortization	(14,109)	(15,328)

	$2,327	$2,588

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense totaled approximately $1,785,000, $1,063,000, $1,260,000 for the years ended December 31, 2004, 2005 and 2006, respectively. Amortization of intangible assets totaled approximately $667,000, $667,000 and $694,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

	December 31,
	2005	2006
	(In thousands of dollars)

Other accrued liabilities:
Payroll and related expenses	$1,819	$2,618
Professional services	900	1,927
Royalties	566	526
Warranty	517	528
Restructuring, current	344	0
Sales commissions	408	519
Other	100	308

	$4,654	$6,426

Other long-term obligations:
Obligation on purchase of intangible assets	$1,592	$0
Federal income tax payable	93	64
Other	223	32

	$1,908	$96

NOTE 3 —	SHORT-TERM INVESTMENTS:

At December 31, 2004, the Company had available-for-sale debt securities of $1,608,000, consisting of U.S. Treasury notes with an unamortized cost of $1,362,000 and gross unrealized losses of $3,000, and corporate bonds with an unamortized cost of $249,000 and no unrealized losses or gains. These securities all matured in 2005 and were converted into cash. At December 31, 2005 and 2006, the Company had no marketable securities.

NOTE 4 —	INTANGIBLE ASSETS:

In December 2003, the Company entered into a perpetual license agreement with Vitesse Semiconductor Corporation to use certain intellectual property (IP) in the development of future products for a total price of $2,000,000. The terms of the license agreement require that the total license amount of $2,000,000 be paid through periodic payments as products that incorporate the acquired IP are sold with the total amount due in full by January 31, 2007. Interim payments are payable quarterly on or before 30 days after the end of the quarter in which sales of the products giving rise to the accelerated payment obligation occurred, if any. The Company has no payment obligations in excess of the original $2,000,000 cost of the IP.

At December 31, 2006, approximately $1,156,000 remained payable. This amount was included as “Other liabilities, current” in the consolidated balance sheet. All of the remaining amounts were paid in full to Vitesse by January 31, 2007.

NOTE 5 —	SEVERANCE:

Israeli law generally requires the payment of severance pay upon the retirement, death or termination without cause of an employee. The severance pay liability of the Company to its Israeli employees is based upon the number of years of service and the latest monthly salary. The Company partially funds this liability through the purchase of

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance policies. Once an amount is contributed, the Company generally does not have access to those assets except for use in fulfillment of its severance obligation.

The deposited funds include profits accumulated through the balance sheet date. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The carrying value of the deposited funds is based on the cash surrender value of these policies. The Company records the obligation as if it were payable at each balance sheet date on an undiscounted basis.

At December 31, 2005, the severance liability and severance assets totaled approximately $2,189,000 and $1,812,000, respectively At December 31, 2006, the severance liability and severance assets totaled approximately $2,940,000 and $2,284,000, respectively.

NOTE 6 —	BORROWINGS:

Line of credit

The Company entered into a two-year agreement with a financial institution on August 16, 2005 for a credit facility, pursuant to which it may, from time to time, borrow an aggregate principal amount up to $5,000,000. Borrowings are unlimited up to $2,000,000, after which they are not to exceed 80% of the Company’s eligible outstanding accounts receivable. The Company may select the interest rate for any borrowings, based on either a fluctuating rate determined by the lender of prime less 0.75% or a fixed rate equal to LIBOR plus 2.1%. As security for all indebtedness under the facility, the Company grants collateral in the form of security interests of first priority on all accounts receivable and other rights to payment, general intangibles and inventory. The Company entered into an amendment to the credit facility on June 30, 2006. Pursuant to the terms of the credit facility, as amended, the Company must maintain a minimum balance of cash and cash equivalents and be profitable before taxes on an annual basis. The Company has not borrowed any amounts under the line of credit as of December 31, 2006.

NOTE 7 —	RESTRUCTURING LIABILITY

During the year ended December 31, 2002, the Company restructured its operations, including a significant reduction in the research and development staff in Israel. As a result, a portion of the Company’s leased facilities were no longer occupied, and the Company recorded a restructuring obligation for the remaining lease payments. The Company paid the remaining restructuring liability in full as of December 31, 2006.

The changes in the restructuring liability are as follows:

	December 31,
	2004	2005	2006
	(In thousands of dollars)

Restructuring liability at the beginning of the period	$1,426	$811	$344
Restructuring costs paid in the year	(615)	(467)	(344)

Restructuring liability at the end of the period	$811	$344	$0

NOTE 8 —	COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and motor vehicles under operating leases with various expiration dates through 2011. Rent expense was $918,000, $1,130,000 and $1,020,000 for the years ended December 31, 2004, 2005 and 2006 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into capital lease agreements for the electronic design automation software. The total amount of assets under capital lease agreements within “Property and equipment, net” was approximately $777,000 and $1,370,000 for the years ended December 31, 2005 and 2006, respectively. At December 31, 2006, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $7,620,000. For the year ended December 31, 2006, the accumulated amortization for assets under capital lease agreements totaled approximately $438,000. At December 31, 2006, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands of dollars)

2007	$427	$1,927	$74
2008	408	1,913	0
2009	150	1,272	0
2010	0	773	0
2011	0	773	0

Total minimum lease payments and sublease income	985	$6,658	$74

Less: Amount representing interest	(24)

Present value of capital lease obligations	961
Less: Current portion	(420)

Long-term portion of capital lease obligations	$541

Purchase commitments

At December 31, 2006, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

Royalty obligations

Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the “BIRD Foundation”). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of “qualifying” product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the “qualifying” products, no additional amounts are required to be paid. At December 31, 2006, the contingent liability in respect of royalties payable to the BIRD Foundation totaled $485,000.

Since 2003, the Company has also received approximately $2,800,000 in OCS funding. The terms of the OCS grants require the Company to pay the OCS royalties if products are developed using the OCS funding. For those products that are developed and ultimately result in revenues to the Company, royalties will be paid to the OCS at the rate of 4% of net sales of such OCS-funded products. As of January 1, 2007, that rate increased to 4.5%. Grants from the OCS are repaid with an annual interest rate based on the LIBOR interest rate on the date of payment. The repayment of OCS grants is contingent on future sales of products developed with the support of such grants and the Company has no obligation to refund these grants if future sales are not generated.

The terms of OCS grants generally prohibit the manufacture of products developed with OCS funding outside of Israel without the prior consent of the OCS. The OCS has approved the manufacture outside of Israel by the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company of its IC products, subject to an undertaking by the Company to pay the OCS royalties on the sales of the Company’s OCS-supported products until such time as the total royalties paid equal 120% of the amount of OCS grants.

Under applicable Israeli law, OCS consent is also required for the Company to transfer technologies developed with OCS funding to third parties in Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of intellectual property rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports of products from Israel or the sale of products developed with these technologies. The Company does not anticipate the need to transfer any of its intellectual property rights outside of Israel at this time.

At December 31, 2006, the Company had repaid approximately $1,149,000 to the OCS, and the maximum amount of the contingent liability in respect of royalties payable to the OCS totaled approximately $2,025,000.

Contingencies

The Company is not currently subject to any material legal proceedings. The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the semiconductor industry.

NOTE 9 —	MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONVERTIBLE PREFERRED SHARES:

Convertible preferred shares at December 31, 2004, 2005, and 2006 consists of the following:

				Proceeds
				Net of
	Shares		Liquidation	Issuance
	Authorized	Outstanding	Amount	Costs

Series A-1 Convertible Preferred Shares	2,857,142	2,742,846	$4,800,000	$4,800,000
Series A-2 Convertible Preferred Shares	1,714,285	1,600,000	2,800,000	2,800,000
Series B-1 Convertible Preferred Shares	1,714,285	1,710,674	19,788,344	19,788,344
Series B-2 Convertible Preferred Shares	571,428	514,257	5,948,683	5,948,683
Series C Convertible Preferred Shares(1)	231,428	231,415	3,000,894	3,000,894
Series D Mandatorily Redeemable Convertible Preferred Shares	6,483,714	4,838,482	83,954,112	54,983,000

	13,572,282	11,637,674	$120,292,033	$91,320,921

(1)	The Series C convertible preferred shares were issued in exchange for software.

Prior to the conversion of the Company’s preferred share into ordinary shares upon the closing of our initial public offering on February 13, 2007, the holders of our preferred shares had various rights and preferences as follows:

Voting

The holders of Series A-1 convertible preferred shares (“Series A-1”), Series B-1 convertible preferred shares (“Series B-1”), Series C convertible preferred shares (“Series C”) and Series D mandatorily redeemable convertible preferred shares (“Series D”) had voting rights based on the number of ordinary shares into which the Series A-1, Series B-1, Series C and Series D shares were convertible. The holders of Series A-2 convertible preferred shares

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“Series A-2” and together with Series A-1, “Series A”) and Series B-2 convertible preferred shares (“Series B-2” and together with Series B-1, “Series B”) had no voting rights. Certain voting rights of the holders of the preferred shares applied with respect to certain matters, as specified in the Company’s amended and restated articles of association in effect prior to the initial public offering. The Company had to obtain approval from the holders of a majority of the Series A-1, Series B-1, Series C and Series D shares, voting together as a single class, to increase the authorized number of directors (unless such increase is approved by at least 75% of the board of directors) or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity. The Company had to obtain approval from the holders of 67% of the Series A-1, Series B-1 and Series C, voting together as a single class, to: increase the number of authorized preferred shares; authorize, create or issue any securities senior to the preferred shares; alter the amended and restated articles of association in a manner that adversely affects the preferred shares; repurchase or redeem any ordinary shares other than in connection with termination of employment; or pay any dividends on the ordinary shares. The Company had to obtain approval from the holders of a majority of the Series D shares to: change the authorized number of directors; increase or decrease the number of authorized ordinary shares or preferred shares; authorize, create or issue any securities on parity with or senior to the Series D shares; alter the amended and restated articles of association; alter the rights, preferences, privileges or restrictions of the Series D shares in a manner that adversely affects such shares; repurchase or redeem any ordinary shares or preferred shares other than in connection with termination of employment or the redemption of the Series D shares in accordance with the amended and restated articles of association; pay any dividends on the ordinary shares or preferred shares; or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity.

Dividends

The holders of Series D shares were entitled to receive dividends in preference to any dividend on the Series A, Series B, and Series C and ordinary shares at an annual rate equal to 7% of their original issue price. Thereafter, holders of Series A, Series B and Series C shares were entitled to receive dividends in preference to any dividend on the ordinary shares at an annual rate equal to 7% of their respective original issue prices. Such dividends on the Series A, Series B, Series C and Series D shares were non-cumulative and would be paid only when and if declared. After payment of such dividends to the holders of Series A, Series B and Series C shares, any additional dividends declared would be distributed among all holders of Series D and ordinary shares in proportion to the number of ordinary shares that would be held by each such holder if the Series D shares were converted into ordinary shares. No dividends on Series A, Series B, Series C or Series D or ordinary shares had been declared by the board from inception through December 31, 2006.

Liquidation

Upon liquidation or dissolution of the Company, the holders of the Series D shares would be entitled to receive, prior and in preference to any other holders of shares of the Company, an amount per share equal to one and a half times their original issue price (subject to adjustment in respect of share splits, share dividends and like events), plus all declared but unpaid dividends. Then, the holders of the Series A, Series B, Series C and Series D shares would be entitled to receive an amount per share equal to one time their respective original issue price (subject to adjustment in respect of share splits, share dividends and like events), plus all declared but unpaid dividends. The remaining assets and funds legally available for distribution, if any, would be distributed equally to the holders of the Series A, Series B and Series C shares (on an as-converted basis) and ordinary shares until such time as the holders of the Series A, Series B and Series C shares received an amount per share equal to two times their respective original issue prices (subject to adjustment in respect of share splits, share dividends and like events).

Conversion

Each share of Series A, Series B, Series C and Series D was, at the option of the holder of such share, at any time, convertible into one ordinary share, subject to certain adjustments. The outstanding Series A, Series B,

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series C and Series D shares would automatically convert into ordinary shares upon the closing of an underwritten public offering with at least $15 million (in the case of the Series A) and $50 million (in the case of the Series B, Series C and Series D) in net proceeds to the Company, and an offering price per share of at least $5.25 (in the case of the Series A) and $28.93 (in the case of the Series B, Series C and Series D), subject in each case to adjustments for share splits, dividends, reclassifications and the like (a “Qualified IPO”). In addition, the Series A, Series B, Series C and Series D would be automatically converted into ordinary shares upon the affirmative vote of the holders of the majority of the issued and outstanding Series D shares (including the vote of Bessemer Venture Partners for so long as Bessemer Venture Partners continues to hold at least 324,285 Series D shares) in connection with the consummation of an underwritten public offering in which the offering price per share is less than $28.93 (subject to adjustments for share splits, dividends, reclassifications and the like) or in connection with a liquidation transaction, as described in the Company’s amended and restated articles of association. In addition, the Series A-2 and Series B-2 shares would be converted to Series A-1 and Series B-1 shares upon the transfer of such shares to a bona fide purchaser unaffiliated with the transferor or immediately prior to the consummation of a Qualified IPO.

Anti-dilution adjustments

The Series D would be protected against dilution if the Company issued any capital shares or securities convertible into or exchangeable for capital shares at a price per share less than the price per share paid by the holders of the Series D, in which case such adjustment would be on a full-ratchet basis. In addition, the per share conversion rate of the Series D was determined by multiplying $11.57, as adjusted for share splits, by 2.5, and dividing by the $17.00 price per share paid in the offering. Therefore, the holders of the Series D received 1.7011 ordinary shares for each share of Series D converted in connection with the initial public offering (see Note 16, “Subsequent Events”). The adjustment to the Series D conversion price did not trigger any other antidilution adjustments, nor did it trigger any rights of first offer or other preemptive rights.

Redemption

The Company’s Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares were considered redeemable for accounting purposes. The Company initially recorded the Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares at their fair values on the dates of issuance, net of issuance costs. A deemed liquidation event could have occurred as a result of the sale of all or substantially all of the assets of the Company or any acquisition of the Company by another entity by means of a merger or consolidation in which the shareholders of the Company do not hold at least 50% of the voting power of the surviving entity or its parent. Because the deemed redemption event was outside the control of the Company, all preferred shares have been presented outside of permanent equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Further, the Company has not adjusted the carrying values of the Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares to the redemption value of such shares, because it was uncertain whether or when a redemption event would occur.

The Series D shares were required to be redeemed by the Company upon the request of holders of a majority of the outstanding Series D shares at any time after September 30, 2007. The shares were required to be redeemed by the Company at a price equal to the original issue price and declared but unpaid dividends. The difference between the carrying value of the Series D shares and their redemption value was accreted using the effective interest method through the initial public offering (see Note 16, “Subsequent Events”).

Warrants

In conjunction with the issuance of the Series D shares, the holders of Series D shares received warrants to purchase an aggregate of 725,730 ordinary shares at an exercise price of $11.57 per share. The warrants were recorded as a component of the shareholders’ deficit at a fair value of approximately $54,000 on the date of issuance. The fair value was estimated by using the Black-Scholes option-pricing model. Assumptions used in the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

model included a risk-free interest rate of 4.02%, term to maturity of 5 years, 50% volatility and 0% dividend yield. The warrants were exercisable for a period ending at the earlier of an IPO, a merger or liquidation or October 2006 or November 2006, as the case may be. At December 31, 2006, warrants had been exercised for 98,551 ordinary shares and warrants to purchase the remaining 627,179 ordinary shares expired unexercised.

NOTE 10 —	ORDINARY SHARES:

The Company’s amended and restated articles of association authorize the Company to issue 123,570,572 ordinary shares of nominal value new Israeli shekels (NIS) 0.0175 each. A portion of the shares sold are subject to a right of repurchase by the Company subject to vesting, which is generally over a four-year period from the earlier of issuance date or employee hire date, as applicable, until vesting is complete.

NOTE 11 —	SHARE OPTION PLANS:

In 1999, the Company’s board of directors approved share option plans for U.S. and Israeli optionees (together, the “1999 Plan”), pursuant to which options may be granted to directors, employees and consultants of the Company. In 2003, the Company’s board of directors approved an additional share option plan for Israeli optionees (the “2003 Plan” and together with the 1999 Plan, the “Plans”), pursuant to which options may be granted to directors, employees and consultants of the Company.

Options granted under the Plans may be either incentive share options or nonqualified share options. Incentive share options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified share options (“NSO”) may be granted to Company employees and consultants. In 2001, NSO options on an additional 58,285 ordinary shares were approved by the Company’s board of directors for certain service providers to the Company.

At December 31, 2006, the Company had reserved 6,861,452 ordinary shares for issuance under the Plans. Each option granted under the Plans is exercisable until the earlier of ten years from the date of the grant of the option or the expiration date of the respective option. The exercise price of the options granted under the Plans may not be less than the nominal value of the shares for which such options are exercised. The options vest primarily over a period of four years. Any options which are forfeited or not exercised before expiration become available for future grants.

Share options granted to U.S. employees under the 1999 Plan include an early exercise option, pursuant to which unvested options can be exercised and the related shares received are subject to a repurchase right held by the Company. The related shares are considered issued and outstanding for accounting purposes but are not deemed exercised until the Company’s repurchase right expires. Accordingly, the Company accounts for the cash received in consideration for the early exercised options as a liability. The purchase price of the early exercised shares subject to the Company’s repurchase right is equal to the original exercise price of the share options. The Company’s repurchase right lapses as the early exercised shares vest. At December 31, 2004, 2005 and 2006, 7,786, 8,571 and 3,787 ordinary shares, respectively, were subject to repurchase.

Our 2006 Global Share Incentive Plan (the “Global Plan”) was adopted by our board of directors in October 2006 and approved by our shareholders in December 2006. The Global Plan replaces the Plans and became effective on February 6, 2007. We have authorized for issuance under our Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan. In addition, the share reserve under the Global Plan will be increased by the number of ordinary shares issuable pursuant to options outstanding under the Plans that would have otherwise reverted to the Plans because they expired, were canceled or were otherwise terminated without being exercised, following the date that our Global Plan became effective. In addition, the number of ordinary shares reserved for issuance under our Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price

Outstanding at December 31, 2003	1,687,482	4,147,217	$1.27
Options granted	(652,805)	652,805	$3.63
Options exercised	—	(424,502)	$0.84
Options canceled	610,502	(610,502)	$1.51

Outstanding at December 31, 2004	1,645,179	3,765,018	$1.69
Options granted	(1,399,142)	1,399,142	$5.91
Options exercised	—	(354,485)	$0.99
Options repurchased	2,627		$2.38
Options canceled	221,758	(221,758)	$1.54

Outstanding at December 31, 2005	470,422	4,587,917	$3.04
Options granted	(1,106,093)	1,106,093	$9.12
Options exercised	—	(108,908)	$2.65
Options canceled	418,287	(418,287)	$5.02
Options increased to plan	342,857	—	—

Outstanding at December 31, 2006	125,473	5,166,815	$4.19

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value of options granted was approximately $0.47, $0.90 and $6.48 for the years ended December 31, 2004, 2005 and 2006, respectively. The following tables provide additional information about all options outstanding and exercisable at December 31, 2006:

At December 31, 2006:

	Options Outstanding at			Options Exercisable at
	December 31, 2006			December 31, 2006
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.18 - $1.16	659,520	3.11	$0.68	659,520	$0.68
$1.30 - $1.30	1,061,409	4.31	$1.30	1,061,413	$1.30
$1.47 - $2.63	745,481	6.06	$1.93	712,206	$1.90
$3.50 - $3.85	595,320	7.75	$3.63	473,115	$3.36
$4.38 - $5.51	317,525	8.56	$5.16	172,903	$5.09
$6.65 - $6.65	705,804	8.93	$6.65	390,127	$6.65
$7.44 - $7.44	23,427	9.12	$7.44	1,143	$7.44
$8.58 - $8.58	27,713	9.40	$8.58	857	$8.58
$8.93 - $8.93	26,285	9.48	$8.93	—	—
$9.19 - $9.19	1,004,331	9.81	$9.19	297,961	$9.19

$0.18 - $9.19	5,166,815	6.84	$4.19	3,769,245	$2.95

Of the 3,769,245 options exercisable at December 31, 2006, 3,050,118 options were fully vested and 719,127 were unvested but exercisable by U.S. employees under the 1999 Plan.

Share-based compensation

As discussed in Note 1, the Company adopted SFAS No. 123(R) as of January  1, 2006 using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost that was previously recorded under APB No. 25 for employee awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Compensation cost for non-employees that was recorded under FAS No. 123 will also continue to be recognized as the options vest. Accordingly, for the year ended December 31, 2006, share-based compensation expense includes compensation cost related to estimated fair values of awards granted after the adoption of SFAS No. 123(R), compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB No. 25, and compensation costs for share-based awards granted to non-employees prior and subsequent to January 1, 2006 recorded under FAS No. 123.

The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term the options granted are expected to be outstanding, the volatility of the Company’s ordinary shares, an assumed risk-free interest rate and the estimated forfeitures of unvested share options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as an adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. Since the Company’s shares were not publicly traded prior to February 8, 2007, volatility is based on an average of the historical volatilities of the Company’s peer group in the industry in which it does business. The expected term is calculated using the simplified method described in Question 6 of SEC Staff Accounting Bulletin (SAB) No. 107.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The risk-free rate is based on the five-year Treasury bond yield as of the last day of the quarter. Expected forfeitures are based on the Company’s historical experience.

The following assumptions are used to value share options granted for the year ended December 31, 2006: volatility of 78%, an average risk free rate is 5.43%, an expected term of 6.25 years, a dividend rate of zero and an estimated annual forfeiture rate of 9.8%.

Had compensation cost for the Company’s share-based compensation plan been determined prior to January 1, 2006 based on the fair value at the grant dates for the awards under the minimum-value method prescribed by SFAS No. 123, the Company’s net income (loss) would have been decreased (increased) to the pro forma amounts indicated below:

	Year Ended December 31,
	2004	2005
	(In thousands, except per share data)

Net income (loss) as reported:	$(8,888)	$3,159
Add total employee share-based compensation included in the determination of net income (loss)	790	17
Deduct total employee share-based compensation determined under minimum-value method	(412)	(192)

Net income (loss) pro forma:	$(8,510)	$2,984

Shares used to compute basic income (loss) per share	7,117	7,520
Shares used to compute diluted income (loss) per share	7,117	9,091
Net income (loss) per share attributable to ordinary shareholders — pro forma basic and diluted	($1.20)	$0.00

Pro forma disclosures for the year ended December 31, 2006 are not presented because share-based compensation was accounted for under SFAS No. 123(R)’s fair-value method during this period.

The exercise price for options granted to employees generally equals the fair value of the Company’s ordinary shares at the date of grant. However, for certain options, the exercise prices were paid with funds received pursuant to loans granted by the Company during the years 1999 and 2000, and accordingly were subject to variable accounting until the repayment of the loans. Therefore, in 2004, the Company charged to the statements of operations compensation expense of $395,000 relating to these options. All loans were fully repaid at December 31, 2004.

In 2004, the Company modified several employee share option agreements to allow terminating employees to exercise their options and purchase vested shares beyond the standard time period allowed under the plans. The Company charged to the statements of operations compensation expense of $395,000 in respect of these options in 2004. In 2005, one option holder’s option was modified to accelerate the vesting of a portion of the shares subject to the option. The expense associated with this modification was $16,500.

In 2005, two option grants for non-employee consultants were cancelled. Share-based option expense was previously recognized for these grants using an accelerated method. Therefore, at the time of the cancellation, a credit to share-based expense was recognized for that portion that was unvested at the time of cancellation. This resulted in a total credit to share-based compensation expense for the period of approximately $20,000.

For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the year ended December 31, 2006, the Company recorded share-based compensation expense for employees totaling $332,000.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the grant of share options to non-employees, the Company recorded share-based compensation expense under FAS No. 123 of $234,000, $14,600 and $137,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

The following table sets forth the assumptions that were used in determining the fair value of options granted to non-employees for the years ended December 31, 2004, 2005 and 2006:

	December 31,
	2004	2005	2006

Contractual life	10 years	10 years	10 years
Risk-free interest rates	3.46%	4.38%	5.43%
Volatility	75%	75%	78%
Dividend yield	0%	0%	0%

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

Cost of goods sold	$0	$0	$12
Research and development	329	0	193
Sales and marketing	504	16	187
General and administrative	191	15	77

Total share-based compensation expense	$1,024	$31	$469

NOTE 12 —	INCOME TAXES:

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

United States	$493	$498	$806
Israel	(9,075)	3,123	6,743

Income (loss) before income taxes	$(8,582)	$3,621	$7,549

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

Current:
U.S. federal	$396	$394	$471
State and local	47	26	32
Foreign	0	0	0

	443	420	503

Deferred:
U.S. federal	$(116)	$36	$(174)
Other	(21)	6	(28)

	(137)	42	(202)

Provision for taxes on income	$306	$462	$301

At December 31, 2005 and 2006, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2005	2006
	(In thousands of dollars)

Deferred tax assets:
Depreciation and amortization	$7	$7
Reserves and accruals	87	288
Net operating loss and credit carryforwards	161	280

Total deferred tax assets	255	575

Valuation allowance	(161)	(280)

Deferred tax assets	$94	$295

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006

Tax at statutory rate	(35.00)%	34.00%	34.00%
State, net of federal benefit	0.05	1.38	0.04
Meals and entertainment	0.06	0.30	0.14
Tax at rates other than the statutory rate	38.74%	(20.58)%	(30.17)%

Provision for taxes	3.85%	15.10%	4.01%

In accordance with generally accepted accounting principles, a valuation allowance must be established for a deferred tax asset if it is more likely than not that a tax benefit will not be realized from the asset in the future. The Company had a consolidated net operating loss of approximately $69 million at December 31, 2006. This loss carryforward will be offset against future income in Israel that is subject to the Approved Enterprise Tax Holiday. The Company will begin to enjoy the full benefit of the Approved Tax Holiday once the net operating losses are fully realized.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s operations in Israel have been granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to the Company’s operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Income that is attributable to the Company’s operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years.

As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company’s business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

NOTE 13 —	EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective January 2000, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit of $15,000 for the year ended December 31, 2006, subject to certain limitations. The Company does not make discretionary matching contributions to the 401(k) Plan on behalf of employees.

NOTE 14 —	SEGMENT INFORMATION:

The Company operates in one reportable segment, the development, manufacturing, marketing and sales of InfiniBand semiconductor products. The Company’s chief operating decision maker is the CEO.

Revenues by geographic region are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

North America	$15,320	$30,436	$28,711
Israel	2,451	5,586	10,026
Europe	2,070	4,060	5,379
Asia	413	1,986	4,423

Total revenue	$20,254	$42,068	$48,539

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by product group are as follows:

	Year Ended December 31,
	2004	2005	2006
	(In thousands of dollars)

Semiconductors	$7,894	$17,548	$19,395
Cards	8,842	20,542	26,457
Switches	2,881	2,614	1,218
Options and miscellaneous other	637	1,364	1,469

Total revenue	$20,254	$42,068	$48,539

Tangible long-lived assets by geographic location are as follows:

	December 31,
	2005	2006
	(In thousands of dollars)

Israel	$2,250	$2,548
United States	77	40

Total tangible long-lived assets	$2,327	$2,588

NOTE 15 —	REVERSE SHARE SPLIT:

On February 1, 2007, the Company effected a 1.75-to-1 reverse split of the Company’s ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of the Amended and Restated Articles of Association. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect retroactively the Share Split. Previously awarded options and warrants to purchase the Company’s ordinary shares have been also retroactively adjusted to reflect the Share Split.

The Company also increased its authorized share capital to NIS 2,400,000, divided into a total of 123,570,572 ordinary shares and 13,572,285 preferred shares.

NOTE 16 —	SUBSEQUENT EVENTS:

On February 13, 2007, the Company closed the initial public offering of its ordinary shares. The Company sold 6,900,000 ordinary shares in the offering, which included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106 million. Immediately prior to the closing of our initial public offering, all preferred shares converted into an aggregate of 15,035,712 ordinary shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2007.

MELLANOX TECHNOLOGIES, LTD.

By:	/s/ Eyal Waldman
Eyal Waldman
President and Chief Executive Officer

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eyal Waldman and Michael Gray, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eyal Waldman Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	March 23, 2007

/s/ Michael Gray Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	March 23, 2007

/s/ Rob S. Chandra Rob S. Chandra	Director	March 23, 2007

/s/ Irwin Federman Irwin Federman	Director	March 23, 2007

/s/ S. Atiq Raza S. Atiq Raza	Director	March 23, 2007

/s/ C. Thomas Weatherford C. Thomas Weatherford	Director	March 23, 2007

/s/ Amal Johnson Amal Johnson	Director	March 23, 2007

INDEX TO EXHIBITS

Exhibit
No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.
4	.2(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4.3		Amendment to the Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(3)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(4)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(5)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(6)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(7)(8)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated September 10, 2001.
10	.6(7)(9)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated December 16, 2002.
10	.7(10)	Net Lease Agreement between S.I. Hahn, LLC and Mellanox Technologies, Inc., dated January 1, 2002.
10	.8(11)	Credit Agreement between Wells Fargo Bank, National Association and Mellanox Technologies, Inc., dated August 16, 2005, and the first amendment thereto and Promissory Note, and addendum thereto.
10	.9(12)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.10(13)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.11(14)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.12(15)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.13(16)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.14(17)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
14.1		Code of Business Conduct and Ethics.
21	.1(18)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
23.2		Consent of Kesselman & Kesselman.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.

(8)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(9)	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(11)	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(12)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(14)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(15)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(16)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(17)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(18)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.