Form 10-Q
period 2007-03-31
Mellanox Technologies, Ltd.
filed 2007-05-08
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 001-33299
MELLANOX TECHNOLOGIES, LTD.
(Exact Name of Registrant as Specified in Its Charter)

ISRAEL	98-0233400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

HERMON BUILDING, YOKNEAM, ISRAEL	20692
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s Telephone Number, Including Area Code: +972-4-909-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act.
☐ Large accelerated filer      ☐ Accelerated filer     ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of May 1, 2007, was 29,856,757.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	March 31,
	2006	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,570	$132,786
Restricted cash	678	622
Accounts receivable, net of allowance for doubtful accounts of $107 and $104 for December 31, 2006, and March 31, 2007, respectively	10,141	8,515
Inventories	4,079	4,337
Prepaid expenses and other	2,470	1,148

Total current assets	37,938	147,408

Property and equipment, net	2,588	2,748
Severance assets	2,284	2,443
Intangible assets, net	167	148
Other long-term assets	124	105

Total assets	$43,101	$152,852

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	4,490	4,387
Other accrued liabilities	6,426	7,014
Capital lease obligations, current	420	388
Other liabilities, current	1,156	—

Total current liabilities	12,492	11,789

Accrued severance	2,940	3,376
Capital lease obligations, net of current portion	541	437
Other long-term obligations	96	92

Total liabilities	16,069	15,694

Commitments and contingencies
Mandatorily redeemable convertible preferred shares	55,759	—
Convertible preferred shares	36,338	—

Shareholders’ equity (deficit)
Ordinary shares	32	124
Additional paid-in capital	4,174	203,019
Accumulated deficit	(69,271)	(65,985)

Total shareholders’ equity (deficit)	(65,065)	137,158

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$43,101	$152,852

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2006	2007
	(In thousands, except per share data)
Total revenues	$8,506	$16,855
Cost of revenues	(2,506)	(4,270)

Gross profit	6,000	12,585

Operating expenses:
Research and development	3,560	5,944
Sales and marketing	1,785	2,791
General and administrative	826	1,357

Total operating expenses	6,171	10,092

Income (loss) from operations	(171)	2,493
Other income, net	134	957

Income (loss) before taxes on income	(37)	3,450
Provision for taxes on income	(54)	(164)

Net income (loss)	$(91)	$3,286

Accretion of Series D mandatorily redeemable convertible preferred shares	(44)	—
Net income (loss) attributable to ordinary shareholders	(135)	3,286

Net income (loss) per share attributable to ordinary shareholders — basic	$(0.02)	$0.16

Net income (loss) per share attributable to ordinary shareholders — diluted	$(0.02)	$0.15

Shares used in computing income (loss) per share attributable to ordinary shareholders:
Basic	7,652	20,310
Diluted	7,652	22,657
The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net income (loss)	$(91)	$3,286
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	421	350
Share-based compensation expense	47	598
Accrued interest	—	(15)
Changes in assets and liabilities:
Accounts receivable, net	1,421	1,626
Inventories	(73)	(258)
Prepaid expenses and other assets	(120)	1,341
Accounts payable	(1,324)	(103)
Accrued liabilities and other payables	113	(131)

Net cash provided by operating activities	394	6,694

Cash flows from investing activities:
Purchase of severance-related insurance policies	(86)	(159)
Return of restricted cash deposit	—	71
Purchase of property and equipment	(55)	(491)

Net cash used in investing activities	(141)	(579)

Cash flows from financing activities:
Principal payments on capital lease obligations	(48)	(136)
Proceeds from initial public offering, net of issuance costs	—	106,015
Proceeds from exercise of share options	—	222

Net cash provided by (used in) financing activities	(48)	106,101

Net increase in cash and cash equivalents	205	112,216
Cash and cash equivalents at beginning of period	12,350	20,570

Cash and cash equivalents at end of period	$12,555	$132,786

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Company
     Mellanox Technologies, Ltd., an Israeli company, and its wholly-owned subsidiary, Mellanox Technologies, Inc., a California corporation (collectively referred to as the “Company” or “Mellanox”), were incorporated and commenced operations in March 1999. Mellanox is a supplier of semiconductor-based, high-performance interconnect products for computing, storage and communications applications. The principal market for the Company’s products is the United States.
       Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K dated March 26, 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
  Reverse share split
     On February 1, 2007, the Company effected a 1.75-to-1.0 reverse split of the Company’s ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of the Amended and Restated Articles of Association. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect retroactively the Share Split. Previously awarded options and warrants to purchase the Company’s ordinary shares have been also retroactively adjusted to reflect the Share Split. On February 1, 2007, the Company also increased its authorized share capital to NIS 2,400,000, divided into a total of 123,570,572 ordinary shares and 13,572,285 preferred shares.
  Initial public offering
     On February 13, 2007, the Company closed the initial public offering of its ordinary shares. The Company sold 6,900,000 ordinary shares in the offering, which included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106 million. Immediately prior to the closing of the initial public offering, all of the outstanding preferred shares converted into an aggregate of 15,035,712 ordinary shares of the Company (see also Note 6).
  Risks and uncertainties
     The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test our products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.

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
  Concentration of credit risk
     Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. The Company’s accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management believes will be collected.
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2006	2007
Cisco	9%	26%
Voltaire	11%	20%
Hewlett-Packard	7%	16%
Network Appliance	12%	7%
Linux Networx	10%	1%
     At March 31, 2007, Voltaire, Jabil Circuit and Mentor Media accounted for 29%, 26% and 14% of total accounts receivable, respectively.
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
  Product warranty
     The Company typically offers a one-year limited warranty period for its products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the three months ended March 31, 2006 and 2007, are as follows:

	Three Months Ended March 31,
	2006	2007
	(In thousands of dollars)
Balance, beginning of the period	$517	$528
New warranties issued during the period	62	6
Settlements during the period	(76)	(35)

Balance, end of the period	$503	$499

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
     In accordance with Emerging Issue Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” earnings are allocated between the common shareholders and other security holders based on their respective rights to receive dividends. When determining basic earnings per share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. The form of such participation does not have to be a dividend. Any form of participation in undistributed earnings would constitute participation by that security, regardless of whether the payment to the security holder was referred to as a dividend.
     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2006	2007
	(In thousands, except per share data)
Net income (loss)	$(91)	$3,286

Accretion of Series D mandatorily redeemable convertible preferred shares	(44)	—
Net income (loss) attributable to ordinary shareholders	(135)	3,286

Basic and diluted shares:
Weighted average ordinary shares outstanding	7,655	20,313
Weighted average unvested ordinary shares subject to repurchase	(3)	(3)

Shares used to compute basic net income (loss) per share	7,652	20,310

Effect of dilutive securities ordinary share options	—	2,347

Shares used to compute diluted net income (loss) per share	7,652	22,657

Net income (loss) per share attributable to ordinary shareholders — basic	$(0.02)	$0.16

Net income (loss) per share attributable to ordinary shareholders — diluted	$(0.02)	$0.15

     The following table sets forth potential ordinary shares that are not included in the diluted net income (loss) per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated:

	March 31,
	2006	2007
	(In thousands)
Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	6,799	0
Convertible preferred shares (Series D) upon conversion to ordinary shares	4,838	0
Warrants to purchase ordinary shares	725	0
Options to purchase ordinary shares	18	1,086

	12,380	1,086

  Segment reporting
     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” or SFAS No. 131, requires that companies report separately in their financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which they earn revenues and hold assets and about major customers. The Company has one reportable segment: the development, manufacturing, marketing and sales of InfiniBand semiconductor products.
  Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 was not material on our financial statements (see also Note 5).
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of January 1, 2008. We expect that the impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.
NOTE 2 — BALANCE SHEET COMPONENTS:

	December 31,	March 31,
	2006	2007
	(In thousands of dollars)
Cash and cash equivalents:
Cash	$8,212	$8,906
Money market funds	2,585	2,324
Repurchase agreements	9,773	121,556

	$20,570	$132,786

Accounts receivable, net:
Accounts receivable	$10,248	$8,619
Less: Allowance for doubtful accounts	(107)	(104)

	$10,141	$8,515

Inventories:
Raw materials	$692	$493
Work-in-process	1,492	588
Finished goods	1,895	3,256

	$4,079	$4,337

Prepaid expense and other:
Prepaid expenses	$223	$554
Deferred public offering costs	1,827	—
Deferred tax assets, current	288	288
Other	132	306

	$2,470	$1,148

Property and equipment, net:
Computer equipment and software	$16,580	$16,995
Furniture and fixtures	793	803
Leasehold improvements	543	609

	17,916	18,407
Less: Accumulated depreciation and amortization	(15,328)	(15,659)

	$2,588	$2,748

Other accrued liabilities:
Payroll and related expenses	$2,618	$3,278
Professional services	1,927	2,022
Royalties	526	366
Warranty	528	499
Sales commissions	519	468
Other	308	381

	$6,426	$7,014

Other long-term obligations:
Federal income tax payable	64	64
Other	32	28

	$96	$92

NOTE 3 — COMMITMENTS AND CONTINGENCIES:
     Leases
     As of March 31, 2007, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands of dollars)
2007	$280	$3,653	$37
2008	396	1,913	0
2009	150	1,272	0
2010	0	773	0
2011	0	773	0

Total minimum lease payments and sublease income	$826	$8,384	$37

Less: Amount representing interest	(1)

Present value of capital lease obligations	825
Less: Current portion	(388)

Long-term portion of capital lease obligations	$437

  Purchase commitments
     As of March 31, 2007, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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
NOTE 4 — SHARE INCENTIVE PLANS:
     In 1999, the Company’s board of directors approved share option plans for U.S. and Israeli optionees (together, the “1999 Plan”), pursuant to which options could be granted to directors, employees and consultants of the Company. In 2003, the Company’s board of directors approved an additional share option plan for Israeli optionees (the “2003 Plan” and together with the 1999 Plan, the “Plans”), pursuant to which options may be granted to directors, employees and consultants of the Company.
     Options granted under the Plans were either incentive share options or nonqualified share options. Incentive share options (“ISOs”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified share options (“NSOs”) were allowed to be granted to Company employees and consultants. In 2001, NSO options on an additional 58,285 ordinary shares were approved by the Company’s board of directors for certain service providers to the Company.
     Each option granted under the Plans is exercisable until the earlier of ten years from the date of the grant of the option or the expiration date of the respective option. The exercise price of the options granted under the Plans were not allowed to be less than the nominal value of the shares for which such options are exercised. The options generally vested over a period of four years. Any options which are forfeited or not exercised before expiration became available for future grants under the Plans.
     Share options granted to U.S. employees under the 1999 Plan included an early exercise option, pursuant to which unvested options can be exercised and the related shares received are subject to a repurchase right held by the Company. The related shares are considered issued and outstanding for accounting purposes but are not deemed exercised until the Company’s repurchase right expires. Accordingly, the Company accounts for the cash received in consideration for the early exercised options as a liability. The purchase price of the early exercised shares subject to the Company’s repurchase right is equal to the original exercise price of the share options. The Company’s repurchase right lapses as the early exercised shares vest. As of March 31, 2006 and 2007, 5,090 and 2,629 ordinary shares, respectively, were subject to repurchase.
     Our 2006 Global Share Incentive Plan (the “Global Plan”) was adopted by our board of directors in October 2006 and approved by our shareholders in December 2006. The Global Plan replaced the Plans and became effective on February 6, 2007. We have authorized for issuance under our Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that were not subject to outstanding options, as of the effective date of the Global Plan. In addition, the share reserve under the Global Plan will be increased by the number of ordinary shares issuable pursuant to options outstanding under the Plans that would have otherwise reverted to the Plans because they expired, were canceled or were otherwise terminated without being exercised, following the date that our Global Plan became effective. In addition, the number of ordinary shares reserved for issuance under our Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year.

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options granted	(163,611)	163,611	$17.67
Options exercised	—	(42,263)	$5.25
Options canceled	7,365	(7,365)	$8.21
Approved addition to employee option pool	3,428,571	—	$17.00

Outstanding at March 31, 2007	3,397,798	5,280,798	$4.59
     The weighted average fair value of options granted was approximately $5.72 and $11.33 for the three months ended March 31, 2006 and 2007, respectively.
Share-based compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock Based Compensation,” or SFAS No. 123(R) as of January 1, 2006 using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees", or APB No. 25, for employee awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Compensation cost for non-employees that was recorded under FAS No. 123 will also continue to be recognized as the options vest. Accordingly, from January 1, 2006 onward, share-based compensation expense includes compensation cost related to estimated fair values of awards granted after the adoption of SFAS No. 123(R), compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB No. 25, and compensation costs for share-based awards granted to non-employees prior and subsequent to January 1, 2006 recorded under FAS No. 123.
     The fair value of options granted after January 1, 2006 is estimated on the grant date using the Black-Scholes option valuation model. This valuation model requires the Company to make assumptions and judgments about the variables used in the calculation including the expected term the options granted are expected to be outstanding, the volatility of the Company’s ordinary shares, an assumed risk-free interest rate and the estimated forfeitures of unvested share options. To the extent actual forfeitures differ from the estimates, the difference will be recorded as an adjustment in the period estimates are revised. No compensation cost is recorded for options that do not vest. Because the Company’s shares were not publicly traded prior to February 8, 2007, volatility is based on an average of the historical volatilities of the Company’s peer group in the industry in which it does business. The expected term is calculated using the simplified method described in SEC Staff Accounting Bulletin (SAB) No. 107. The risk-free rate is based on the five-year Treasury bond yield as of the last day of the quarter. Expected forfeitures are based on the Company’s historical experience.

     The following assumptions were used to value share options granted in connection with the Company’s share incentive plans for the three months ended March 31, 2007: volatility of 65%, an average risk free rate of 4.55%, an expected term of 6.25 years, a dividend rate of zero and an estimated annual forfeiture rate of 9.43%.
     For the three months ended March 31, 2006, the following assumptions were used to value share option grants: volatility of 89%, an average risk free rate of 4.50%, an expected term of 6.25 years, a dividend rate of zero and an estimated annual forfeiture rate of 7.00%.
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three months ended March 31, 2007, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $598,000 compared to approximately $47,000 for the three months ended March 31, 2006.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended March 31,
	2006	2007
	(In thousands of dollars)
Cost of goods sold	$0	$15
Research and development	4	275
Sales and marketing	39	211
General and administrative	4	97

Total share-based compensation expense	$47	$598

NOTE 5 — INCOME TAXES:
     Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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
     Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.
     As of January 1, 2007, our unrecognized tax benefits (“tax contingencies”) totaled approximately $133,000. The adoption of FIN 48 resulted in no change to the reserve for tax contingencies that existed at January 1, 2007. As such, there is no change recorded to beginning retained earnings as a result of the adoption.
     It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits (“tax contingencies”) and record the expense in the provision for income taxes. As of January 1, 2007 the amount of accrued interest and penalties totaled $25,000. For unrecognized tax benefits that exist at March 31, 2007, the Company does not anticipate any significant changes within the next twelve months. As of March 31, 2007, calendar years 2003 through 2006 are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
NOTE 6 — PREFERRED SHARES
     On February 13, 2007, immediately prior to the closing of our initial public offering, all previously outstanding preferred shares automatically converted into an aggregate of 15,035,712 ordinary shares. The following table provides the amounts reclassified to ordinary shares and additional paid-in capital based on the recorded balances of the preferred shares at the date of the automatic conversion (in thousands of dollars):

	Preferred shares		Ordinary shares		Additional paid-in capital
	Before	After	Before	After	Before	After
Series A Preferred	$7,600	—	—	$18	—	7,582
Series B Preferred	25,737	—	—	10	—	25,727
Series C Preferred	3,001	—	—	1	—	3,000
Series D Preferred	55,759	—	—	34	—	55,725
Total	$92,097			$63		$92,034

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of March 31, 2007 and results of operations for the three months ended March 31, 2007 and March 31, 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under Part II, Item 1A. “Risk Factors” and elsewhere in this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
General
     We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded systems. We operate in one reportable segment: the development, manufacturing, marketing and sales of InfiniBand semiconductor products.
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
     Revenues. We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Revenues were approximately $16.9 million for the three months ended March 31, 2007 compared to approximately $8.5 million for the three months ended March 31, 2006, representing an increase of 98%. Total sales to customers representing more than 10% of revenues accounted for 33% and 62% of our total revenues for the three months ended March 31, 2006 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. In 2004 and 2005, we received an aggregate of $1.3 million and $43,000, respectively, of approved grants in support of some of our research and development programs. We received no grants from the OCS during the year ended December 31, 2006 or the three months ended March 31, 2007. The continued repayment of OCS grants is contingent on future sales of products developed with the support of such grants, and we have no obligation to refund these grants if future sales are not generated. All reported research and development expenses are net of OCS and other government grants.
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
     Income that is attributable to financing activities, such as the initial public offering we completed in the first quarter of 2007, is generally considered passive income for tax purposes in Israel, and is not eligible for the “Approved Enterprise” reduced tax rates. Passive income will generally be taxable at the regular corporate tax rate.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
     We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in our Form 10-K, filed with the Securities and Exchange Commission on March 26, 2007.

Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2006	2007
Total Revenues	100%	100%
Cost of revenues	(29)	(25)

Gross profit	71	75

Operating expenses:
Research and development	42	35
Sales and marketing	21	17
General and administrative	10	8

Total operating expenses	73	60

Income (loss) from operations	(2)	15
Other income, net	2	5
Provision for taxes on income	(1)	(1)

Net income (loss)	(1)	19

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006
     Revenues. Revenues were approximately $16.9 million for the three months ended March 31, 2007 compared to approximately $8.5 million for the three months ended March 31, 2006, representing an increase of 98%. This increase in revenues resulted from increased unit sales of approximately 105% offset by a decrease in average sales prices of 3%. The increase in unit sales was primarily a result of increased purchases by Cisco Systems, which accounted for 26% of our revenues for the three months ended March 31, 2007 compared to 9% of our revenues in the three months ended March 31, 2006. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $12.6 million for the three months ended March 31, 2007 compared to $6.0 million for the three months ended March 31, 2006, representing an increase of 110%. As a percentage of revenues, gross margin increased to 75% in the three months ended March 31, 2007 from 71% in the three months ended March 31, 2006. This increase in gross margin was due primarily to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of next generation products for which we receive higher margins.
     Research and Development. Research and development expenses were approximately $5.9 million in the three months ended March 31, 2007 compared to approximately $3.6 million in the three months ended March 31, 2006, representing an increase of 67%. The increase consisted of approximately $1.0 million of tapeout costs associated with our new ConnectX product introduction, higher salary related expenses of $929,000 associated with increased headcount, an increase in share based compensation of $271,000 and higher depreciation and amortization expenses of approximately $75,000.
     Sales and Marketing. Sales and marketing expenses were approximately $2.8 million for the three months ended March 31, 2007 compared to approximately $1.8 million for the three months ended March 31, 2006, representing an approximate increase of 56%. The increase was primarily attributable to higher salary related expenses of $533,000 associated with increased headcount, an increase in share based compensation of $172,000, an increase in expensed equipment of $118,000 for customer demonstrations and higher tradeshow and marketing expenses of approximately $98,000.
     General and Administrative. General and administrative expenses were approximately $1.4 million for the three months ended March 31, 2007 compared to approximately $0.8 million for the three months ended March 31, 2006, representing an increase of 64%. The increase was primarily due to higher legal and accounting fees of approximately $215,000, an increase in facilities related expenses of $124,000, higher salary related expenses of $108,000 associated with increased headcount, an increase in share based compensation of $92,000 and higher travel related costs of $59,000.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $957,000 for the three months ended March 31, 2007 compared to approximately $134,000 for the three months ended March 31, 2006. The increase consisted of approximately $945,000 of higher interest income resulting from the availability of the net proceeds of our initial public offering completed in the first quarter of 2007, offset by foreign currency exchange losses of approximately $107,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $164,000 for the three months ended March 31, 2007 compared to approximately $54,000 for the three months ended March 31, 2006. The increase was related to higher income attributable to Mellanox Technologies, Inc., our wholly-owned U.S. subsidiary.
Liquidity and Capital Resources
     Since our inception until our initial public offering in February 2007, we have financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005 and had an accumulated deficit of approximately $66.0 million as of March 31, 2007. As of March 31, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $132.8 million. In August 2005, we entered into an agreement with a financial institution to provide us with a line of credit of up to approximately $5.0 million for general working capital requirements. As of March 31, 2007, we had not drawn down on this line of credit.
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
     During the three months ended March 31, 2007, we incurred costs of approximately $1 million for the tapeout of our new ConnectX semiconductor product. These additional costs were paid in full during the first quarter of 2007.

Operating Activities
     Net cash generated by our operating activities amounted to approximately $6.7 million in the three months ended March 31, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $3.3 million, a decrease in accounts receivable of approximately $1.6 million due to an increase in the percentage of sales transactions invoiced earlier in the quarter, and a decrease in prepaid expenses and other assets of approximately $1.4 million due to the reclass of deferred equity offering costs against the proceeds of our initial public offering.
     Net cash generated by operating activities in the three months ended March 31, 2006 was approximately $394,000. Net cash generated by operating activities was primarily attributable to a decrease in accounts receivable of approximately $1.4 million, a decrease in accounts payable of $1.3 million, non-cash charges of approximately $0.4 million for depreciation and amortization and net losses of approximately $0.1 million.
Investing Activities
     Net cash used in investment activities amounted to approximately $0.6 million in the three months ended March 31, 2007 and approximately $0.1 million in the three months ended March 31, 2006. Net cash used in investment activities was primarily attributable to purchases of property and equipment and severance-related insurance policies.
Financing Activities
     Our financing activities generated approximately $106 million in the three months ended March 31, 2007, due primarily to our initial public offering. Net cash used in financing activities amounted to $48,000 in the three months ended March 31, 2006, due to principal payments on capital lease obligations.
Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than
Contractual Obligations:	Total	1 Year	1-3 Years	Beyond
		(In thousands of dollars)		3 Years
Commitments under capital lease	$825	$388	$437	$—
Non-cancelable operating lease commitments	8,384	3,834	3,197	1,353
Purchase commitments	4,053	4,053	—	—

Total	$13,262	$8,275	$3,634	$1,353

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
Recent Accounting Standards
     In June 2006, the FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 was not material on our financial statements (see also Note 5).
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 159 will have on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Market risk is the risk of loss related to changes in market prices of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows.
Interest rate fluctuation risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
Foreign currency exchange risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel.
Inflation related risk
     We believe that the rate of inflation in Israel has not had a material impact on our business to date. However, our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel. Our concentration of credit risk consists principally of cash, cash equivalents and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry or geographic area. The goals of our investment policy are as follows: preservation of capital; fulfillment of liquidity needs; above-market returns versus industry averages; and fiduciary control of cash and investments. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with an interest rate fixed at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of March 31, 2007, all of our investments were in money market accounts or overnight repurchase agreements. Due to the short-term nature of these investments, a 5% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of March 31, 2007.

ITEM 4T — CONTROLS AND PROCEDURES
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
     There has been no change in our internal controls over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
     We are not yet required to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We will be required to comply with Section 404 for the first time, and will be required to provide a management report on internal control over financial reporting, in connection with our Annual Report on Form 10-K for the year ending December 31, 2007. In addition, we will be required to provide both a management report and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. While we are not yet required to comply with Section 404 for this reporting period, we are preparing for future compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
     We are not currently party to any material legal proceedings.
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
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the three months ended March 31, 2007, as of March 31, 2007 we had an accumulated deficit of approximately $66 million. In addition, we recorded net losses of $15.6 million and $8.9 million for the years ended December 31, 2003 and 2004, respectively. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
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
     A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2007, sales to Cisco Systems accounted for 26% of our total revenues, sales to Voltaire accounted for 20% of our total revenues, and sales to Hewlett-Packard accounted for 16% of our total revenues. For the year ended December 31, 2006, sales to Voltaire accounted for 18% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues, sales to Hewlett-Packard accounted for 12% of our total revenues, and sales to SilverStorm Technologies (which was acquired by QLogic Corporation in October 2006) accounted for 11% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. For example, one of our largest customers — Cisco Systems —ordered fewer products from us in the year ended December 31, 2006 as compared to its order history for the year ended December 31, 2005, which resulted in a decrease to revenues from that customer by approximately $11.9 million. In addition, our sales are dependent on our customers’ sales, and the loss of end-user customers by any of our OEM customers could have an adverse effect on our revenues and results of operations.
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
     There is a risk that these developments or enhancements, such as migrating our next generation products from 130nm to 90nm and lower silicon process technologies, will be late, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products that include Ethernet support or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
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
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of March 31, 2007, we had 12 issued patents and 25 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
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
     We have engineering facilities and corporate and sales support operations and, as of March 31, 2007, 138 full-time and 26 part-time employees located in Israel. Substantially all of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006,

Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We have derived, and will likely continue to derive, a significant portion of our revenues from sales outside North America. As a result, we face additional risks from doing business internationally, including:
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
The Israeli government grants that we received require us to meet several conditions, and these grants restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In the years ended December 31, 2004 and 2005, the OCS approved grants totaling $1.3 million and $43,000, respectively, of funding in support of some of our research and development programs. No grants to us were approved by the OCS in the year ended December 31, 2006 or the three months ended March 31, 2007.
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
     We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $13.70 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:
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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 35% of our outstanding ordinary shares as of March 31, 2007. Moreover, four of our shareholders, Sequoia Capital Partners, U.S. Venture Partners, Intel Atlantic, Inc. and Bessemer Venture Partners, beneficially owned approximately 27% of our outstanding ordinary shares as of March 31, 2007. In addition, individual partners of U.S. Venture Partners and Bessemer Venture Partners serve on our board of directors. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Unregistered Sales of Equity Securities
     We have issued and sold the following unregistered securities during the three months ended March 31, 2007. The following share numbers have been adjusted to reflect the Reverse Share Split (as defined in Note 1 of the accompanying notes to our consolidated financial statements included in this report) and the conversion of preferred shares into ordinary shares effected immediately prior to the completion of the initial public offering, or IPO, of 6,900,000 shares of our ordinary shares, which occurred on February 13, 2007.
1. We issued an aggregate of 42,263 ordinary shares to employees, directors and consultants for cash consideration in the aggregate amount of $221,991 upon the exercise of share options and share awards.
     We claimed exemption from registration under the Securities Act of 1933, as amended, or the “Securities Act”, for the sales and issuances of securities in the transactions described above under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.
(b) Use of Proceeds
     The IPO was effected through a Registration Statement on Form S-1 (Reg. No. 333-137659) which was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued 6,900,000 shares on February 13, 2007 for gross proceeds of $117.3 million. The Company paid the underwriters a commission of $8.2 million and incurred additional offering costs of approximately $3.1 million. After deducting the underwriters’ commission and the offering costs, the Company received net proceeds of approximately $106 million. The managing underwriters of our IPO were Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc.
     No payments for such costs were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
     The net proceeds have been invested into short-term investment grade repurchase agreements and money market funds. We intend to use the net proceeds of the IPO to fund development of our products and for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, products or businesses or to obtain rights to such complementary technologies, products or businesses. There are no such transactions under consideration at this time.
(c) Repurchases of Equity Securities
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the period covered by this report.
ITEM 5 — OTHER INFORMATION
     Not applicable.
ITEM 6 — EXHIBITS
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May, 2007.

Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer

(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.