Form 10-Q
period 2007-06-30
Mellanox Technologies, Ltd.
filed 2007-08-08
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 31, 2007, was 29,855,211.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 31,	June 30,
	2006	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$20,570	$78,333
Marketable securities	—	58,694
Restricted cash	678	630
Accounts receivable, net of allowance for doubtful accounts of $107 and $121 for December 31, 2006, and June 30, 2007, respectively	10,141	10,167
Inventories	4,079	5,200
Prepaid expenses and other	2,470	788

Total current assets	37,938	153,812

Property and equipment, net	2,588	6,188
Severance assets	2,284	2,530
Intangible assets, net	167	132
Other long-term assets	124	109

Total assets	$43,101	$162,771

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	4,490	4,667
Other accrued liabilities	6,426	7,129
Capital lease obligations, current	420	2,426
Other liabilities, current	1,156	—

Total current liabilities	12,492	14,222

Accrued severance	2,940	3,427
Capital lease obligations, net of current portion	541	1,468
Other long-term obligations	96	85

Total liabilities	16,069	19,202

Commitments and contingencies
Mandatorily redeemable convertible preferred shares	55,759	—
Convertible preferred shares	36,338	—

Shareholders’ equity (deficit)
Ordinary shares	32	124
Additional paid-in capital	4,174	203,808
Accumulated other comprehensive income	—	17
Accumulated deficit	(69,271)	(60,380)

Total shareholders’ equity (deficit)	(65,065)	143,569

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$43,101	$162,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(In thousands, except per share data)
Revenues	$10,813	$19,779	$19,319	$36,634
Cost of revenues	(3,444)	(4,926)	(5,950)	(9,196)

Gross profit	7,369	14,853	13,369	27,438

Operating expenses:
Research and development	3,683	5,592	7,243	11,536
Sales and marketing	2,173	3,004	3,958	5,795
General and administrative	792	1,503	1,618	2,860

Total operating expenses	6,648	10,099	12,819	20,191

Income from operations	721	4,754	550	7,247
Other income (loss), net	(3)	1,780	131	2,737

Income before taxes on income	718	6,534	681	9,984
Provision for taxes on income	(69)	(929)	(123)	(1,093)

Net income	$649	$5,605	$558	$8,891

Accretion of Series D mandatorily redeemable convertible preferred shares	(44)	—	(88)	—
Net income allocable to preferred shareholders	(470)	—	(470)	—

Net income attributable to ordinary shareholders	$135	$5,605	$0	$8,891

Net income per share attributable to ordinary shareholders — basic	$0.02	$0.19	$0.00	$0.35

Net income per share attributable to ordinary shareholders — diluted	$0.02	$0.17	$0.00	$0.32

Shares used in computing income per share attributable to ordinary shareholders:
Basic	7,668	29,850	7,674	25,107
Diluted	9,598	32,419	9,558	27,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars)
Cash flows from operating activities:
Net income	$558	$8,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	899	796
Share-based compensation expense	110	1,425
Accrued interest	(28)	(211)
Changes in assets and liabilities:
Accounts receivable, net	(71)	(26)
Inventories	599	(1,121)
Prepaid expenses and other assets	(14)	1,697
Accounts payable	(993)	177
Accrued liabilities and other payables	118	63

Net cash provided by operating activities	1,178	11,691

Cash flows from investing activities:
Purchase of severance-related insurance policies	(326)	(246)
Purchases of marketable securities	—	(60,927)
Maturities and sale of marketable securities	—	2,438
Return of restricted cash deposit	—	71
Purchase of property and equipment	(281)	(1,172)

Net cash used in investing activities	(607)	(59,836)

Cash flows from financing activities:
Principal payments on capital lease obligations	(96)	(291)
Proceeds from initial public offering, net of issuance costs	—	105,953
Proceeds from exercise of share options	138	246

Net cash provided by financing activities	42	105,908

Net increase in cash and cash equivalents	613	57,763
Cash and cash equivalents at beginning of period	12,350	20,570

Cash and cash equivalents at end of period	$12,963	$78,333

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$(3,224)

The accompanying notes are an integral part of these condensed consolidated financial statements.

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
  Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K dated March 26, 2007. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
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
  Initial public offering
     On February 13, 2007, the Company closed the initial public offering of its ordinary shares. The Company sold 6,900,000 ordinary shares in the offering, which included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106 million. Immediately prior to the closing of the initial public offering, all of the outstanding preferred shares converted into an aggregate of 15,035,712 ordinary shares of the Company.
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
  Marketable securities
     The Company classifies all marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company places its short-term investments primarily in marketable government agency obligations and commercial paper.
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
     The following table summarizes the revenues from customers (including original equipment manufacturers that purchase on behalf of these end customers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Voltaire	18%	23%	15%	22%
Cisco	10%	17%	10%	21%
Hewlett-Packard	11%	14%	9%	15%
QLogic	13%	13%	11%	12%
Network Appliance	10%	5%	11%	6%
     At June 30, 2007, Voltaire, Jabil Circuit and HP accounted for 27%, 25% and 10% of total accounts receivable, respectively.
  Product warranty
     The Company typically offers a one-year limited warranty period for its products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the six months ended June 30, 2006 and 2007 are as follows:

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars)
Balance, beginning of the period	$517	$528
New warranties issued during the period	222	168
Settlements during the period	(165)	(140)

Balance, end of the period	$574	$556

  Net income per share attributable to ordinary shareholders
     Basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is antidilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights, incremental ordinary shares issuable upon the exercise of share options or warrants and shares issuable upon conversion of convertible preferred shares.
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
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(In thousands, except per share data)
Net income	$649	$5,605	$558	$8,891

Accretion of Series D mandatorily redeemable convertible preferred shares	(44)	—	(88)	—
Income allocable to preferred shareholders	(470)	—	(470)	—

Net income attributable to ordinary shareholders	135	5,605	0	8,891

Basic and diluted shares:
Weighted average ordinary shares outstanding	7,673	29,852	7,679	25,109
Weighted average unvested ordinary shares subject to repurchase	(5)	(2)	(5)	(2)

Shares used to compute basic net income per share	7,668	29,850	7,674	25,107

Effect of dilutive securities ordinary share options	1,930	2,569	1,884	2,465

Shares used to compute diluted net income per share	9,598	32,419	9,558	27,572

Net income per share attributable to ordinary shareholders — basic	$0.02	$0.19	$0.00	$0.35

Net income per share attributable to ordinary shareholders — diluted	$0.02	$0.17	$0.00	$0.32

     The following table sets forth potential ordinary shares that are not included in the diluted net income per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated:

	June 30,	June 30,
	2006	2007
Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	6,799	0
Convertible preferred shares (Series D) upon conversion to ordinary shares	4,838	0
Warrants to purchase ordinary shares	725	0
Options to purchase ordinary shares	233	363

	12,595	363

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
  Recent accounting pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition and measurement method of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact of the adoption of FIN 48 was not material on our financial statements (see also Note 6).
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements upon the initial adoption of SFAS No. 157.
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
NOTE 2 — BALANCE SHEET COMPONENTS:

	December 31,	June 30,
	2006	2007
	(In thousands of dollars)
Cash and cash equivalents:
Cash	$8,212	$10,623
Money market securities	2,585	67,710
Repurchase agreements	9,773	—

	$20,570	$78,333

	June 30, 2007
	(In thousands of dollars)
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
Marketable securities:
Government securities	$7,335	$2	$7,337
Money market securities	51,342	15	51,357

	$58,677	$17	$58,694

The Company had no marketable securities at December 31, 2006.
The contractual maturities of marketable securities at June 30, 2007 are due in one year or less.

	December 31,	June 30,
	2006	2007
	(In thousands of dollars)
Accounts receivable, net:
Accounts receivable	$10,248	$10,288
Less: Allowance for doubtful accounts	(107)	(121)

	$10,141	$10,167

	December 31,	June 30,
	2006	2007
	(In thousands of dollars)
Inventories:
Raw materials	$692	$671
Work-in-process	1,492	1,378
Finished goods	1,895	3,151

	$4,079	$5,200

Prepaid expense and other:
Prepaid expenses	$223	$446
Deferred public offering costs	1,827	—
Deferred tax assets, current	288	288
Other	132	54

	$2,470	$788

Property and equipment, net:
Computer equipment and software	$16,580	$20,799
Furniture and fixtures	793	892
Leasehold improvements	543	621

	17,916	22,312
Less: Accumulated depreciation and amortization	(15,328)	(16,124)

	$2,588	$6,188

Other accrued liabilities:
Payroll and related expenses	$2,618	$2,964
Professional services	1,927	1,156
Income tax payable	181	1,171
Royalties	526	650
Warranty	528	556
Sales commissions	519	505
Other	127	127

	$6,426	$7,129

NOTE 3 — COMMITMENTS AND CONTINGENCIES:
  Leases
     As of June 30, 2007, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands of dollars)
2007	$942	$974	$77
2008	1,719	1,866	157
2009	465	1,253	40
2010	316	814	—
2011 and beyond	473	773	—

Total minimum lease payments and sublease income	$3,915	$5,680	$274

Less: Amount representing interest	(21)

Present value of capital lease obligations	3,894
Less: Current portion	(2,426)

Long-term portion of capital lease obligations	$1,468

  Purchase commitments
     As of June 30, 2007, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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

NOTE 4 — SHAREHOLDER’S EQUITY (DEFICIT):
  Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Six Months Ended June 30,
	2006	2007
	(In thousands of dollars)
Net income	$558	$8,891
Other comprehensive income:
Unrealized gains on securities	—	17

Total comprehensive income	$558	$8,908

     Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheet at June 30, 2007 represents accumulated unrealized gains on securities.
NOTE 5 — SHARE INCENTIVE PLANS:
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
     Share options granted to U.S. employees under the 1999 Plan included an early exercise option, pursuant to which unvested options can be exercised and the related shares received are subject to a repurchase right held by the Company. The related shares are considered issued and outstanding for accounting purposes but are not deemed exercised until the Company’s repurchase right expires. Accordingly, the Company accounts for the cash received in consideration for the early exercised options as a liability. The purchase price of the early exercised shares subject to the Company’s repurchase right is equal to the original exercise price of the share options. The Company’s repurchase right lapses as the early exercised shares vest. As of June 30, 2006 and 2007, 4,289 and 1,471 ordinary shares, respectively, were subject to repurchase.
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

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options granted	(576,475)	576,475	$17.35
Options exercised		(59,046)	$4.15
Options canceled	49,660	(49,660)	$9.31
Approved addition to employee option pool	3,428,571	—	$17.00

Outstanding at June 30, 2007	3,027,229	5,634,584	$5.49

Share-based compensation
     The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Accounting for Stock Based Compensation,” or SFAS No. 123(R) as of January 1, 2006 using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost that was previously recorded under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB No. 25, for employee awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Compensation cost for non-employees that was recorded under FAS No. 123 will also continue to be recognized as the options vest. Accordingly, from January 1, 2006 onward, share-based compensation expense includes compensation cost related to estimated fair values of awards granted after the adoption of SFAS No. 123(R), compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB No. 25, and compensation costs for share-based awards granted to non-employees prior and subsequent to January 1, 2006 recorded under FAS No. 123.
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
     The following assumptions are used to value share options granted in connection with the Company’s share incentive plans for the three months ended June 30, 2007: volatility of 65.4%, an average risk free rate of 4.72%, an expected term of 6.25 years, a dividend rate of zero and an estimated annual forfeiture rate of 8.84%.
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and six months ended June 30, 2007, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $827,000 and $1,425,000, respectively, compared to approximately $63,000 and $109,900 for the three and six months ended June 30, 2006, respectively.
     The weighted average fair value of options granted was approximately $ 3.83 and $ 11.10 for the three months ended June 30, 2006 and 2007, respectively, and $3.71 and $11.16 for the six months ended June 30, 2006 and 2007, respectively.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
	(In thousands of dollars)
Cost of goods sold	$0	$18	$0	$33
Research and development	8	415	12	690
Sales and marketing	49	271	88	482
General and administrative	6	123	10	220

Total share-based compensation expense	$63	$827	$110	$1,425

     As of June 30, 2007, there was $10.1 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.25 years
NOTE 6— INCOME TAXES:
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
     As of June 30, 2007, our unrecognized tax benefits totaled approximately $283,000. The change from the prior quarter resulted from an increase in the amount of potential foreign tax liabilities.
     It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of June 30, 2007 the amount of accrued interest and penalties totaled $29,000. For unrecognized tax benefits that exist at June 30, 2007, the Company does not anticipate any significant changes within the next twelve months. As of June 30, 2007, calendar years 2003 through 2006 are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of June 30, 2007 and results of operations for the three and six months ended June 30, 2007 and June 30, 2006 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in the section entitled “Risk Factors” in Part II of this Form 10-Q and in Item 1A of our most recent Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
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
     We have experienced rapid growth in our total revenues in each of the last three years. Our revenues increased from $20.3 million to $42.1 million to $48.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. In order to continue to increase our revenues, we must continue to achieve design wins over other InfiniBand providers and providers of competing interconnect technologies. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win, however, since OEMs or contract manufacturers typically retain the ability to delay or cancel previously announced design wins at any time during the development cycle, our revenue expectations are subject to unexpected change.
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
     Revenues. We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 47% and 70% of our total revenues for the six months ended June 30, 2006 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. In 2004 and 2005, we received an aggregate of $1.3 million and $43,000, respectively, of approved grants in support of some of our research and development programs. We received no grants from the OCS during the year ended December 31, 2006 or the six months ended June 30, 2007. The continued repayment of OCS grants is contingent on future sales of products developed with the support of such grants, and we have no obligation to refund these grants if future sales are not generated. All reported research and development expenses are net of OCS and other government grants.
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
     General and administrative expenses. General and administrative expenses consist primarily of salaries and associated costs for employees engaged in finance, investor relations, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to meet the requirements associated with our anticipated growth and being a public company.
Other income, net
     Other income, net, for the three and six months ended June 30, 2007 was $1,780,000 and $2,737,000, respectively, compared to other loss, net, of $3,000 and other income, net, of $131,000, respectively, for the three and six months ended June 30, 2006. The increase resulted from increased investment balances resulting from the availability of the net proceeds of our initial public offering completed in the first quarter of 2007.
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
     Income that is attributable to financing activities, such as the initial public offering we completed in the first quarter of 2007, is generally considered passive income for tax purposes in Israel, and would not be eligible for the “Approved Enterprise” reduced tax rates. Passive income will generally be taxable at the regular corporate tax rate. However, passive losses, whether realized or unrealized, may be setoff against passive income.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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
  Revenue recognition
     We account for our revenue under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB 104. Under SAB 104, revenues from sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. Our standard arrangement with our customers typically includes freight-on-board shipping point, 30-day payment terms, no right of return and no customer acceptance provisions. We generally rely upon a purchase order as persuasive evidence of an arrangement.

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
  Marketable securities
The Company classifies all marketable securities as available-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company places its short-term investments primarily in marketable government agency obligations and commercial paper.
  Allowance for doubtful accounts
     We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $107,000 and $121,000 at December 31, 2006 and June 30, 2007, respectively.
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
  Warranty provision
     We typically provide a standard 12-month warranty from the date of delivery against defects in materials and workmanship. If a customer has a defective product, we will either repair the goods or provide replacement products at no charge. We record estimated warranty expenses at the time we recognize the associated product revenues based on our historical rates of return and costs of repair. In addition, we recognize estimated warranty expenses for specific defects at the time those defects are identified. Depending on the nature of the specific defect, we may extend the warranty period beyond the standard 12 months from the date of delivery.
  Share-based compensation
     Through December 31, 2005, we elected to account for share-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations rather than adopting the fair value method provided under SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS 123. We have generally not recognized any compensation expense for share options we granted to our employees where the exercise price equals the fair market value of the shares on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed.
     Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee share options, based on estimated fair values and recognize that expense over the required service period.
     We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under APB 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and six months ended June 30, 2006 and 2007, share-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB 25.

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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Total Revenues	100%	100%	100%	100%
Cost of revenues	(32)	(25)	(31)	(25)

Gross profit	68	75	69	75

Operating expenses:
Research and development	34	28	38	31
Sales and marketing	20	15	20	16
General and administrative	7	8	8	8

Total operating expenses	61	51	66	55

Income from operations	7	24	3	20
Other income, net	0	9	1	7
Provision for taxes on income	(1)	(5)	(1)	(3)

Net income	6	28	3	24

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006
     Revenues. Revenues were approximately $19.8 million for the three months ended June 30, 2007 compared to approximately $10.8 million for the three months ended June 30, 2006, representing an increase of 83%. This increase in revenues resulted from increased unit sales of approximately 109% offset by a decrease in average sales prices of 12%. The increase in unit sales was primarily a result of increased purchases by Voltaire and Cisco Systems, which accounted for 23% and 17%, respectively, of our revenues for the three months ended June 30, 2007 compared to 18% and 10%, respectively, of our revenues in the three months ended June 30, 2006. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $14.9 million for the three months ended June 30, 2007 compared to $7.4 million for the three months ended June 30, 2006, representing an increase of 101%. As a percentage of revenues, gross margin increased to 75.1% in the three months ended June 30, 2007 from 68% in the three months ended June 30, 2006. This increase in gross margin was due primarily to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. and increased sales of our next generation double data rate (DDR) products for which we receive higher margins.
     Research and Development. Research and development expenses were approximately $5.6 million in the three months ended June 30, 2007 compared to approximately $3.7 million in the three months ended June 30, 2006, representing an increase of 51%. The increase consisted of higher salary related expenses of $866,000 associated with increased headcount, approximately $435,000 of our new ConnectX product introduction costs, an increase in share based compensation of $406,000 and higher depreciation and amortization expenses of approximately $182,000.
     Sales and Marketing. Sales and marketing expenses were approximately $3.0 million for the three months ended June 30, 2007 compared to approximately $2.2 million for the three months ended June 30, 2006, representing an approximate increase of 38%. The increase was primarily attributable to higher salary related expenses of $347,000 associated with increased headcount, an increase in share based compensation of $221,000, an increase of $133,000 in commissions paid to our external third party sales representatives and higher tradeshow and marketing expenses of approximately $73,000.
     General and Administrative. General and administrative expenses were approximately $1.5 million for the three months ended June 30, 2007 compared to approximately $0.8 million for the three months ended June 30, 2006, representing an increase of 90%. The increase was primarily due to higher salary related expenses of $341,000 associated with increased headcount, higher legal and accounting fees of approximately $158,000, an increase in share based compensation of $117,000 and an increase in public company related expenses of $73,000.
     Other Income (loss), net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $1.8 million for the three months ended June 30, 2007 compared to other loss of approximately $3,000 for the three months ended June 30, 2006. The increase consisted of approximately $1.6 million of higher interest income resulting from the availability of the net proceeds of our initial public offering completed in the first quarter of 2007 and $129,000 of foreign currency exchange gains.
     Provision for Taxes on Income. Provision for taxes on income was approximately $929,000 for the three months ended June 30, 2007 compared to approximately $69,000 for the three months ended June 30, 2006. The increase was related to higher interest income on proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly-owned U.S. subsidiary.
Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006
     Revenues. Revenues were approximately $36.6 million for the six months ended June 30, 2007 compared to approximately $19.3 million for the six months ended June 30, 2006, representing an increase of 90%. This increase in revenues resulted from increased unit sales of approximately 107% offset by a decrease in average sales prices of 8%. The increase in unit sales was primarily a result of increased purchases by Voltaire and Cisco Systems, which accounted for 22% and 21% of our revenues, respectively, for the six months ended June 30, 2007 compared to 15% and 10% of our revenues, respectively, in the six months ended June 30, 2006. Year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $27.4 million for the six months ended June 30, 2007 compared to $13.4 million for the six months ended June 30, 2006, representing an increase of 105%. As a percentage of revenues, gross margin increased to 74.9% in the six months ended June 30, 2007 from 69% in the six months ended June 30, 2006. This increase in gross margin was due primarily to a reduction in production costs associated with outsourced labor, raw materials and volume discounts and increased sales of our next generation double data rate (DDR) products for which we receive higher margins.
     Research and Development. Research and development expenses were approximately $11.5 million in the six months ended June 30, 2007 compared to approximately $7.2 million in the six months ended June 30, 2006, representing an increase of 59%. The increase consisted of higher salary related expenses of $1.8 million associated with increased headcount, approximately $1.5 million of our new ConnectX product introduction costs, an increase in share based compensation of $678,000 and higher depreciation and amortization expenses of approximately $257,000.
     Sales and Marketing. Sales and marketing expenses were approximately $5.8 million for the six months ended June 30, 2007 compared to approximately $4.0 million for the six months ended June 30, 2006, representing an approximate increase of 46%. The increase was primarily attributable to higher salary related expenses of $663,000 associated with increased headcount, an increase in share based compensation of $394,000, an increase of $349,000 in commissions paid to our external third party sales representatives, higher tradeshow and marketing expenses of approximately $168,000 and an increase in expensed equipment of $135,000 for customer demonstrations.
     General and Administrative. General and administrative expenses were approximately $2.9 million for the six months ended June 30, 2007 compared to approximately $1.6 million for the six months ended June 30, 2006, representing an increase of 77%. The increase was primarily due to higher legal and accounting fees of approximately $376,000, higher salary related expenses of $374,000 associated with increased headcount, an increase in share based compensation of $210,000, higher travel related costs of $80,000 and an increase related to public company expenses of $73,000.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $2.7 million for the six months ended June 30, 2007 compared to approximately $131,000 for the six months ended June 30, 2006. The increase was related to higher interest income on proceeds from our initial public offering.
     Provision for Taxes on Income. Provision for taxes on income was approximately $1.1 million for the six months ended June 30, 2007 compared to approximately $123,000 for the six months ended June 30, 2006. The increase was related to higher interest income on proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly-owned U.S. subsidiary.
Liquidity and Capital Resources
     Since our inception until our initial public offering in February 2007, we have financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005 and had an accumulated deficit of approximately $60.4 million as of June 30, 2007. As of June 30, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $78.3 million. In August 2005, we entered into an agreement with a financial institution to provide us with a line of credit of up to approximately $5.0 million for general working capital requirements. We had not drawn down on this line of credit and on June 30, 2007 the agreement expired.
     In addition, as of December 31, 2006, we were required to make total remaining payments of approximately $1.2 million to Vitesse Semiconductor Corporation pursuant to a license agreement dated December 16, 2002. This agreement terminated on December 31, 2006, and the $1.2 million was paid by January 31, 2007.
     On February 13, 2007, we closed the initial public offering of our ordinary shares. We sold 6,900,000 ordinary shares in the offering, which number of shares included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106.0 million. We expect these proceeds, in addition to our cash flows from operating activities, to be sufficient to fund our operations over the next 12 months after taking into account expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily for increased headcount, and capital expenditures to support our infrastructure and growth.
     During the six months ended June 30, 2007, we incurred costs of approximately $1 million for the tapeout of our new ConnectX semiconductor product. These additional costs were paid in full during the first quarter of 2007.

Operating Activities
     Net cash generated by our operating activities amounted to approximately $11.7 million in the six months ended June 30, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $8.9 million, a decrease in prepaid expenses and other assets of approximately $1.7 million offset by an increase in inventory of approximately $1.1 million, non-cash charges of approximately $1.4 million for share-based compensation and non-cash charges of $796,000 for depreciation and amortization.
     Net cash generated by operating activities in the six months ended June 30, 2006 was approximately $1.2 million. Net cash generated by operating activities was primarily attributable to net income of approximately $558,000, non-cash charges of approximately $899,000 for depreciation and amortization, a decrease in inventories of approximately $599,000 offset by a decrease in accounts payable of $1.0 million.
Investing Activities
     Net cash used in investment activities amounted to approximately $59.8 million in the six months ended June 30, 2007. Net cash used in investment activities was primarily attributable to purchases of marketable securities of approximately $60.9 million offset by maturities and sales of marketable securities of $2.4 million and purchases of property and equipment of $1.2 million.
     Net cash used in investment activities in the six months ended June 30, 2006 amounted to approximately $607,000 and was primarily attributable to purchases of property and equipment and severance-related insurance policies.
Financing Activities
     Our financing activities generated approximately $105.9 million in the six months ended June 30, 2007, due primarily to our initial public offering. Net cash generated by financing activities amounted to $42,000 in the six months ended June 30, 2006, due to proceeds from the exercise of share options partially offset by principal payments on capital lease obligations.
Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payments Due by Period
		Less Than		Beyond
Contractual Obligations:	Total	1 Year	1-3 Years	3 Years
	(In thousands of dollars)
Commitments under capital lease	$3,894	$2,426	$836	$632
Non-cancelable operating lease commitments	5,680	1,967	2,553	1,160
Purchase commitments	5,873	5,873	—	—

Total	$15,447	$10,266	$3,389	$1,792

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our financial statements upon the initial adoption of SFAS No. 157.

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
Interest rate fluctuation risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 5% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Inflation related risk
     We believe that the rate of inflation in Israel has not had a material impact on our business to date. However, our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel. Our concentration of credit risk consists principally of cash, cash equivalents and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry or geographic area. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of June 30, 2007, all of our investments were in government securities and money market securities. Due to the short-term nature of these investments, a 5% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of June 30, 2007.
ITEM 4 — CONTROLS AND PROCEDURES
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
     There has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We recorded net losses of $15.6 million and $8.9 million for the years ended December 31, 2003 and 2004, respectively. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a net income in the six months ended June 30, 2007, as of June 30, 2007 we had an accumulated deficit of approximately $60.4 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
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
     A small number of customers account for a significant portion of our revenues. For the six months ended June 30, 2007, sales to Voltaire accounted for 22% of our total revenues, sales to Cisco Systems accounted for 21% of our total revenues and sales to Hewlett-Packard accounted for 15% of our total revenues. For the year ended December 31, 2006, sales to Voltaire accounted for 18% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues, sales to Hewlett-Packard accounted for 12% of our total revenues, and sales to SilverStorm Technologies (which was acquired by QLogic Corporation in October 2006) accounted for 11% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. For example, one of our largest customers — Cisco Systems —ordered fewer products from us in the year ended December 31, 2006 as compared to its order history for the year ended December 31, 2005, which resulted in a decrease to revenues from that customer by approximately $11.9 million. In addition, our sales are dependent on our customers’ sales, and the loss of end-user customers by any of our OEM customers could have an adverse effect on our revenues and results of operations.
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
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of June 30, 2007, we had 14 issued patents and 26 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
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
     Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market’s perception of us. Competition for qualified engineers in the markets in which we operate, primarily in Israel where our engineering operations are based, is intense and, accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of Eyal Waldman, our president and chief executive officer. We do not have long-term employment contracts with Mr. Waldman or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.
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
     We have engineering facilities and corporate and sales support operations and, as of June 30, 2007, 159 full-time and 25 part-time employees located in Israel. Substantially all of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In the years ended December 31, 2004 and 2005, the OCS approved grants totaling $1.3 million and $43,000, respectively, of funding in support of some of our research and development programs. No grants to us were approved by the OCS in the year ended December 31, 2006 or the six months ended June 30, 2007.

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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 37% of our outstanding ordinary shares as of June 30, 2007. Moreover, four of our shareholders, Sequoia Capital Partners, U.S. Venture Partners, Intel Atlantic, Inc. and Bessemer Venture Partners, beneficially owned approximately 27% of our outstanding ordinary shares as of June 30, 2007. In addition, individual partners of U.S. Venture Partners and Bessemer Venture Partners serve on our board of directors. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
A significant portion of our outstanding ordinary shares may be sold into the market in the near future. Substantial sales of our shares, or the perception such sales are likely to occur, could cause the price of our ordinary shares to decline.
     If our existing shareholders sell a large number of our ordinary shares or the public market perceives that existing shareholders might sell our ordinary shares, the market price of our ordinary shares could decline significantly. Approximately 22.9 million ordinary shares may be sold upon the expiration of lock-up agreements in August 2007. Existing shareholders holding an aggregate of approximately 15.1 million ordinary shares have rights with respect to the registration of these ordinary shares with the SEC. If we register their ordinary shares following the expiration of the lock-up agreements, they can sell those shares in the public market.
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
     We have issued and sold the following unregistered securities during the six months ended June 30, 2007. The following share numbers have been adjusted to reflect the Reverse Share Split (as defined in Note 1 of the accompanying notes to our consolidated financial statements included in this report) and the conversion of preferred shares into ordinary shares effected immediately prior to the completion of the initial public offering, or IPO, of 6,900,000 shares of our ordinary shares, which occurred on February 13, 2007.
1. We issued an aggregate of 59,306 ordinary shares to employees, directors and consultants for cash consideration in the aggregate amount of $246,351 upon the exercise of share options and share awards.
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
(b) Use of Proceeds
     The IPO was effected through a Registration Statement on Form S-1 (Reg. No. 333-137659) which was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued 6,900,000 shares on February 13, 2007 for gross proceeds of $117.3 million. The Company paid the underwriters a commission of $8.2 million and incurred additional offering expenses of approximately $3.1 million. After deducting the underwriters’ commission and the offering expenses, the Company received net proceeds of approximately $106.0 million. The managing underwriters of our IPO were Credit Suisse Securities (USA) LLC and J.P. Morgan Securities Inc.

     No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
     The net proceeds have been invested into short-term investment grade repurchase agreements, commercial papers, discounted government debt securities and money market accounts. We intend to use the net proceeds of the IPO to fund development of our products and for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, products or businesses or to obtain rights to such complementary technologies, products or businesses. There are no such transactions under consideration at this time.
(c) Repurchases of Equity Securities
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2007 Annual Meeting of Shareholders on May 10, 2007. The following summarizes the matters submitted to vote of our shareholders:
     1.      The election of each of the following nominees to serve on our Board of Directors until the next annual meeting of shareholders and/or his or her successor is duly elected and qualified.

	For	Against	Abstain
Eyal Waldman	20,215,782	8,865	400
Rob S. Chandra	20,113,911	110,736	400
Irwin Federman	20,216,399	8,248	400
S. Atiq Raza	20,220,519	4,128	400
Thomas Weatherford	20,220,399	4,116	532
Amal M. Johnson	20,221,099	3,416	532
Thomas J. Riordan	20,118,719	105,916	412
     2.      The approval of the appointment of Eyal Waldman, the Company’s Chief Executive Officer, as Chairman of the Board of Directors.

For	Against	Abstain
18,044,290	2,171,202	9,555
     3.      The approval of the (i) the increase in the annual base salary of Eyal Waldman to $250,000, effective January 1, 2007, and (ii) the cash bonus to Mr. Waldman in the amount of $50,000 for services rendered for the fiscal year ended December 31, 2006.

For	Against	Abstain
20,195,633	17,357	11,876
     4.      The ratifications of appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Mellanox Technologies, Ltd. for the fiscal year ending December 31, 2007 and the authorization of the audit committee to determine the remuneration of PricewaterhouseCoopers LLP

For	Against	Abstain
20,221,519	3,128	400
ITEM 5 — OTHER INFORMATION
(a)	The Company has obtained approval to list its ordinary shares to list its ordinary shares on the Tel-Aviv Stock Exchange (TASE). Trading on TASE commenced on July 9, 2007 under the symbol MLNX. The Company ordinary shares will continue to be listed and traded on the NASDAQ global market under the ticker symbol MLNX. Mellanox Technologies, Ltd will continue to be subject to all the rules and regulations of the NASDAQ global market and the U.S. Securities and Exchange Commission.

ITEM 6 — EXHIBITS
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of August, 2007.

Mellanox Technologies, Ltd. /s/ Michael Gray
Michael Gray Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)