Form 10-Q
period 2007-09-30
Mellanox Technologies, Ltd.
filed 2007-11-08
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 001-33299
MELLANOX TECHNOLOGIES, LTD.
(Exact Name of Registrant as Specified in Its Charter)

ISRAEL	98-0233400
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

HERMON BUILDING, YOKNEAM, ISRAEL (Address of Principal Executive Offices)	20692 (Zip Code)
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
☐ Large accelerated filer       ☐Accelerated filer         ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 31, 2007, was 30,898,666.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2007	2006
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$54,084	$20,570
Marketable securities	93,497	—
Restricted cash	630	678
Accounts receivable, net of allowance for doubtful accounts of $140 and $107 for September 30, 2007, and December 31, 2006, respectively	13,700	10,141
Inventories	5,382	4,079
Prepaid expenses and other	1,138	2,470

Total current assets	168,431	37,938

Property and equipment, net	6,987	2,588
Severance assets	2,914	2,284
Intangible assets, net	411	167
Other long-term assets	122	124

Total assets	$178,865	$43,101

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$6,314	$4,490
Other accrued liabilities	11,480	6,426
Capital lease obligations, current	2,088	420
Other liabilities, current	—	1,156

Total current liabilities	19,882	12,492
Accrued severance	3,781	2,940
Capital lease obligations, net of current portion	1,479	541
Other long-term obligations	77	96

Total liabilities	25,219	16,069

Commitments and contingencies
Mandatorily redeemable convertible preferred shares	—	55,759
Convertible preferred shares	—	36,338

Shareholders’ equity (deficit)
Ordinary shares	126	32
Additional paid-in capital	206,905	4,174
Accumulated other comprehensive income	23	—
Accumulated deficit	(53,408)	(69,271)

Total shareholders’ equity (deficit)	153,646	(65,065)

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$178,865	$43,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Revenues	$22,664	$13,422	$59,298	$32,741
Cost of revenues	(5,695)	(3,651)	(14,891)	(9,601)

Gross profit	16,969	9,771	44,407	23,140

Operating expenses:
Research and development	6,067	3,821	17,603	11,064
Sales and marketing	3,294	2,122	9,089	6,080
General and administrative	1,607	926	4,467	2,544

Total operating expenses	10,968	6,869	31,159	19,688

Income from operations	6,001	2,902	13,248	3,452
Other income, net	1,432	101	4,169	232

Income before taxes on income	7,433	3,003	17,417	3,684
Provision for taxes on income	(461)	(148)	(1,554)	(271)

Net income	$6,972	$2,855	$15,863	$3,413

Accretion of Series D mandatorily redeemable convertible preferred shares	—	(44)	—	(132)
Net income allocable to preferred shareholders	—	(2,811)	—	(3,281)

Net income attributable to ordinary shareholders	$6,972	$0.00	$15,863	$0.00

Net income per share attributable to ordinary shareholders — basic	$0.23	$0.00	$0.59	$0.00

Net income per share attributable to ordinary shareholders — diluted	$0.21	$0.00	$0.54	$0.00

Shares used in computing income per share attributable to ordinary shareholders:
Basic	30,146	7,697	26,806	7,673
Diluted	32,575	9,752	29,264	9,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income	$15,863	$3,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,431	1,401
Share-based compensation expense	2,420	172
Accrued interest	(1,453)	(42)
Changes in assets and liabilities:
Accounts receivable, net	(3,559)	(1,777)
Inventories	(1,303)	886
Prepaid expenses and other assets	1,334	(905)
Accounts payable	1,824	846
Accrued liabilities and other payables	4,760	315

Net cash provided by operating activities	21,317	4,309

Cash flows from investing activities:
Purchase of severance-related insurance policies	(630)	(395)
Purchases of marketable securities	(99,580)	—
Maturities and sale of marketable securities	7,536	—
Return of restricted cash deposit	71	50
Purchase of property and equipment	(2,270)	(606)

Net cash used in investing activities	(94,873)	(951)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	105,955	—
Principal payments on capital lease obligations	(1,233)	(203)
Payments on deferred public offering costs	—	(144)
Proceeds from exercise of share options	2,348	439

Net cash provided by financing activities	107,070	92

Net increase in cash and cash equivalents	33,514	3,450
Cash and cash equivalents at beginning of period	20,570	12,350

Cash and cash equivalents at end of period	$54,084	$15,800

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$(3,544)	$(942)

Acquisition of intangible assets	$(260)	$(67)

Accretion on mandatorily redeemable convertible preferred shares	$—	$132

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
Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K dated March 26, 2007. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
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
Risks and uncertainties
     The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.

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
     The following table summarizes the revenues from customers (including original equipment manufacturers that purchase on behalf of these end customers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Hewlett-Packard	27%	12%	20%	10%
Sun Microsystems	15%	*	*	*
Voltaire	11%	19%	17%	16%
Cisco Systems	*	22%	14%	15%
Qlogic	*	11%	11%	11%

*	Less than 10%
     At September 30, 2007, Hewlett-Packard, Jabil Circuit and Solectron USA accounted for 30%, 14% and 14%, respectively, of the Company’s total accounts receivable.
Product warranty
     The Company typically offers a one-year limited warranty period for its products. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Balance, beginning of the period	$528	$517
New warranties issued during the period	357	271
Adjustments due to changes in estimates during the period	—	(44)
Settlements during the period	(285)	(198)

Balance, end of the period	$600	$546

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
     In accordance with Emerging Issue Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” earnings are allocated between the ordinary shareholders and other security holders based on their respective rights to receive dividends. When determining basic earnings per share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. The form of such participation does not have to be a dividend. Any form of participation in undistributed earnings would constitute participation by that security, regardless of whether the payment to the security holder was referred to as a dividend.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net income	$6,972	$2,855	$15,863	$3,413

Accretion of Series D mandatorily redeemable convertible preferred shares	—	(44)	—	(132)
Income allocable to preferred shareholders	—	(2,811)	—	(3,281)

Net income attributable to ordinary shareholders	$6,972	$0	$15,863	$0

Basic and diluted shares:
Weighted average ordinary shares outstanding	30,147	7,701	26,807	7,677
Weighted average unvested ordinary shares subject to repurchase	(1)	(4)	(1)	(4)

Shares used to compute basic net income per share	30,146	7,697	26,806	7,673

Effect of dilutive securities ordinary share options	2,429	2,055	2,458	1,950

Shares used to compute diluted net income per share	32,575	9,752	29,264	9,623

Net income per share attributable to ordinary shareholders — basic	$0.23	$0.00	$0.59	$0.00

Net income per share attributable to ordinary shareholders — diluted	$0.21	$0.00	$0.54	$0.00

     The following table sets forth potential ordinary shares that are not included in the diluted net income per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated:

	September 30,	September 30,
	2007	2006
	(In thousands)
Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	—	6,799
Convertible preferred shares (Series D) upon conversion to ordinary shares	—	4,838
Warrants to purchase ordinary shares	—	700
Options to purchase ordinary shares	681	44

	681	12,381

Segment reporting
     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” or SFAS No. 131, requires that companies report separately in their financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which they earn revenues and hold assets and about major customers. The Company has one reportable segment: the development, manufacturing, marketing and sales of InfiniBand and Ethernet semiconductor products.
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
NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30,	December 31
	2007	2006
	(In thousands)
Cash and cash equivalents:
Cash	$14,348	$8,212
Money market securities	39,736	2,585
Repurchase agreements	—	9,773

	$54,084	$20,570

		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	September 30, 2007
	(In thousands)
Marketable securities:
Government securities	$17,350	$18	$17,368
Money market securities	76,124	5	76,129

	$93,474	$23	$93,497

Money Market Securities include Agency Discount Notes, Commercial Paper and Money Market Funds.
The Company had no marketable securities at December 31, 2006.
The contractual maturities of marketable securities at September 30, 2007 are due in one year or less.

	September 30,	December 31,
	2007	2006
	(In thousands)
Accounts receivable, net:
Accounts receivable	$13,840	$10,248
Less: Allowance for doubtful accounts	(140)	(107)

	$13,700	$10,141

Inventories:
Raw materials	$804	$692
Work-in-process	1,185	1,492
Finished goods	3,393	1,895

	$5,382	$4,079

Prepaid expense and other:
Prepaid expenses	$582	$223
Deferred public offering costs	—	1,827
Deferred tax assets, current	288	288
Other	268	132

	$1,138	$2,470

Property and equipment, net:
Computer equipment and software	$22,014	$16,580
Furniture and fixtures	1,060	793
Leasehold improvements	656	543

	23,730	17,916
Less: Accumulated depreciation and amortization	(16,743)	(15,328)

	$6,987	$2,588

Other accrued liabilities:
Payroll and related expenses	$6,296	$2,618
Professional services	1,084	1,927
Income tax payable	1,621	181
Royalties	846	526
Warranty	600	528
Sales commissions	795	519
Other	238	127

	$11,480	$6,426

NOTE 3 — COMMITMENTS AND CONTINGENCIES:
Leases
     As of September 30, 2007, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
	Leases	Leases	Income
Year Ended December 31,	(In thousands)
2007	$103	$708	$38
2008	2,124	1,812	157
2009	573	1,207	40
2010	316	812	—
2011 and beyond	474	773	—

Total minimum lease payments and sublease income	$3,590	$5,312	$235

Less: Amount representing interest	(23)

Present value of capital lease obligations	3,567
Less: Current portion	(2,088)

Long-term portion of capital lease obligations	$1,479

Purchase commitments
     As of September 30, 2007, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

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
NOTE 4 — SHAREHOLDERS’ EQUITY (DEFICIT):
Comprehensive income
The components of comprehensive income, net of taxes, are as follows:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Net income	$6,972	$2,855
Other comprehensive income:
Unrealized gains on securities	23	—

Total comprehensive income	$6,995	$2,855

     Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheet at September 30, 2007 represents accumulated unrealized gains on securities.
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
     Options granted under the Plans were either incentive share options or nonqualified share options. Incentive share options (“ISOs”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified share options (“NSOs”) were allowed to be granted to Company employees and consultants. In 2001, NSO options on an additional 58,285 ordinary shares were approved by the Company’s board of directors for issuance outside if the Plans to certain service providers to the Company.
     Each option granted under the Plans is exercisable until the earlier of ten years from the date of the grant of the option or the expiration date of the respective option. The exercise price of the options granted under the Plans was not allowed to be less than the nominal value of the shares for which such options are exercised. The options generally vested over a period of four years. Any options which are forfeited or not exercised before expiration became available for future grants under the Plans.
     Share options granted to U.S. employees under the 1999 Plan included an early exercise option, pursuant to which unvested options can be exercised and the related shares received are subject to a repurchase right held by the Company. The related shares are considered issued and outstanding for accounting purposes but are not deemed exercised until the Company’s repurchase right expires. Accordingly, the Company accounts for the cash received in consideration for the early exercised options as a liability. The purchase price of the early exercised shares subject to the Company’s repurchase right is equal to the original exercise price of the share options. The Company’s repurchase right lapses as the early exercised shares vest. As of September 30, 2007 and 2006, 699 and 3,482 ordinary shares, respectively, were subject to repurchase.
     Our 2006 Global Share Incentive Plan (the “Global Plan”) was adopted by our board of directors in October 2006 and approved by our shareholders in December 2006. The Global Plan replaced the Plans and became effective on February 6, 2007. We have authorized for issuance under our Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Plans that were not subject to outstanding options as of the effective date of the Global Plan. In addition, the share reserve under the Global Plan will be increased by the number of ordinary shares issuable pursuant to options outstanding under the Plans that would have otherwise reverted to the Plans because they expired, were canceled or were otherwise terminated without being exercised, following the date that our Global Plan became effective. In addition, the number of ordinary shares reserved for issuance under our Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
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

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options granted	(968,015)	968,015	$18.05
Options exercised		(672,858)	$2.23
Options canceled	193,374	(193,374)	$9.38
Approved addition to employee option pool	3,428,571	—	$17.00

Outstanding at September 30, 2007	2,779,403	5,268,598	$6.80

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
     The following assumptions are used to value share options granted in connection with the Company’s share incentive plans for the three months ended September 30, 2007 and 2006:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	Three months ended September 30,
	2007	2006	2007	2006
Dividend yield, %	0.00	0.00	0.00	—
Expected volatility, %	61.8	89.0	56.9	—
Risk free interest rate, %	4.38	4.68	4.38	—
Expected lives, years	6.25	6.25	0.49	—
Estimated forfeiture rate, %	9.58	13.0	—	—
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and nine months ended September 30, 2007, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $995,000 and $2,419,000, respectively, compared to approximately $62,000 and $172,000 for the three and nine months ended September 30, 2006, respectively.
     The weighted average fair value of options granted was approximately $11.87 and $7.08 for the three months ended September 30, 2007 and 2006, respectively, and $11.41 and $6.68 for the nine months ended September 30, 2007 and 2006, respectively.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Cost of goods sold	$16	$0	$49	$0
Research and development	625	18	1,315	30
Sales and marketing	239	31	720	119
General and administrative	115	13	335	23

Total share-based compensation expense	$995	$62	$2,419	$172

     As of September 30, 2007, there was $13.0 million of total unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements. The expense is expected to be recognized over a weighted average period of 2.94 years.
NOTE 6— INCOME TAXES:
     Income taxes are accounted for using an asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law. The effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

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
     As of September 30, 2007, our unrecognized tax benefits totaled approximately $438,000. The change of $155,000 from the prior quarter resulted from an increase in the amount of potential foreign tax liabilities.
     It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. As of September 30, 2007 the amount of accrued interest and penalties totaled $8,000. For unrecognized tax benefits that exist at September 30, 2007, the Company does not anticipate any significant changes within the next twelve months. As of September 30, 2007, calendar years 2003 through 2006 are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and September 30, 2006 should be read together with our financial statements and related notes included elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth in the section entitled “Risk Factors” in Part II of this Form 10-Q and in Item 1A. of our most resent Annual Report on Form 10-K. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
General
     We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded markets. We operate in one reportable segment: the development, manufacturing, marketing and sales of InfiniBand and Ethernet semiconductor products.
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
     We have experienced rapid growth in our total revenues in each of the last three years. Our revenues increased from $20.3 million to $42.1 million to $48.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. In order to continue to increase our revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win. However, because OEMs or contract manufacturers typically retain the ability to delay or cancel previously announced design wins at any time during the development cycle, our revenue expectations are subject to unexpected changes.
     It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the end-user markets that incorporate our products. Demand for new features changes rapidly. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product design. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationships with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory.
     Revenues.  We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 62% and 52% of our total revenues for the nine months ended September 30, 2007 and 2006, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

     Cost of revenues and gross profit.  The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our HCA cards by Flextronics, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also have the yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors.
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
     We received grants from the OCS for several projects.  Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. In 2004 and 2005, we received an aggregate of $1.3 million and $43,000, respectively, of approved grants in support of some of our research and development programs. We received no grants from the OCS during the year ended December 31, 2006 or the nine months ended September 30, 2007. The continued repayment of OCS grants is contingent on future sales of products developed with the support of such grants, and we have no obligation to refund these grants if future sales are not generated. All reported research and development expenses are net of OCS and other government grants.
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
     Income that is attributable to financing activities, such as the initial public offering we completed in the first quarter of 2007, is generally considered passive income for tax purposes in Israel, and would not be eligible for the “Approved Enterprise” reduced tax rates. Passive income will generally be taxable at the regular corporate tax rate. However, passive losses, whether realized or unrealized, may be set off against passive income.
Critical Accounting Policies and Estimates
     Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
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

     Allowance for doubtful accounts
     We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $140,000 and $107,000 at September 30, 2007 and December 31, 2006, respectively.
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
     We adopted SFAS 123(R) using the prospective transition method. Under this method, SFAS 123(R) is applied to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Compensation cost previously recorded under APB 25 for unvested options will continue to be recognized as the required services are rendered. Accordingly, for the three and nine months ended September 30, 2007 and 2006, share-based compensation expense includes compensation costs related to estimated fair values of awards granted after the date of adoption of SFAS 123(R) and compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB 25.
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
     We estimated the fair value of options granted after January 1, 2006 using the Black-Scholes option valuation model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted average period of time that the options granted are expected to be outstanding, the volatility of our ordinary shares, the risk-free interest rate and the estimated rate of forfeitures of unvested share options. If actual results differ from our estimates, we will record the difference as a cumulative adjustment in the period we revise our estimates. Because our ordinary shares were not publicly traded until February 8, 2007, we used the simplified calculation of expected life described in the SEC Staff Accounting Bulletin No. 107 and we estimated our ordinary shares’ volatility based on an average of the historical volatilities of our peer group in the industry in which we do business. The risk-free rate is based on U.S. Treasury securities with maturities similar to the expected terms of the respective options. We estimated expected forfeitures based on our historical experience.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2007	2006	2007	2006
Total revenues	100%	100%	100%	100%
Cost of revenues	(25%)	(27%)	(25%)	(29%)

Gross profit	75%	73%	75%	71%

Operating expenses:
Research and development	27%	29%	30%	34%
Sales and marketing	14%	16%	15%	19%
General and administrative	7%	7%	7%	8%

Total operating expenses	48%	52%	52%	61%

Income from operations	27%	21%	23%	10%
Other income, net	6%	1%	7%	1%
Provision for taxes on income	(2%)	(1%)	(3%)	(1%)

Net income	31%	21%	27%	10%

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006
     Revenues. Revenues were approximately $22.7 million for the three months ended September 30, 2007 compared to approximately $13.4 million for the three months ended September 30, 2006, representing an increase of 69%. This increase in revenues resulted from increased unit sales of approximately 84% offset by a decrease in average sales prices of 8%. The increase in unit sales was primarily a result of increased purchases by Hewlett-Packard and Sun Microsystems, which accounted for 27% and 15%, respectively, of our revenues for the three months ended September 30, 2007 compared to 12% and 5%, respectively, of our revenues in the three months ended September 30, 2006. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.

     Gross Profit and Margin. Gross profit was approximately $17.0 million for the three months ended September 30, 2007 compared to $9.8 million for the three months ended September 30, 2006, representing an increase of 74%. As a percentage of revenues, gross margin increased to 74.9% in the three months ended September 30, 2007 from 72.8% in the three months ended September 30, 2006. This increase in gross margin was due primarily to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of our next generation double data rate (DDR) products for which we receive higher margins.
     Research and Development. Research and development expenses were approximately $6.1 million in the three months ended September 30, 2007 compared to approximately $3.8 million in the three months ended September 30, 2006, representing an increase of 59%. The increase consisted of higher salary related expenses of $1,221,000 associated with increased headcount, an increase in share based compensation of $607,000, and higher depreciation and amortization expenses of approximately $295,000.
     Sales and Marketing. Sales and marketing expenses were approximately $3.3 million for the three months ended September 30, 2007 compared to approximately $2.1 million for the three months ended September 30, 2006, representing an approximate increase of 55%. The increase was primarily attributable to an increase of $398,000 in commissions paid to our external third party sales representatives, higher salary related expenses of $321,000 associated with increased headcount, an increase in share based compensation of $208,000, and higher advertising and public relation expenses of approximately $116,000.
     General and Administrative. General and administrative expenses were approximately $1.6 million for the three months ended September 30, 2007 compared to approximately $0.9 million for the three months ended September 30, 2006, representing an increase of 74%. The increase was primarily due to higher salary related expenses of $294,000 associated with increased headcount, higher professional fees of approximately $120,000, an increase in share based compensation of $102,000, and an increase in public company related expenses of $47,000.
     Other Income (loss), net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $1.4 million for the three months ended September 30, 2007 compared to other income, net of approximately $0.1 million for the three months ended September 30, 2006. The increase consisted of approximately $1.8 million of higher interest income resulting from the availability of the net proceeds of our initial public offering completed in the first quarter of 2007 offset by foreign currency exchange losses of $353,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $461,000 for the three months ended September 30, 2007 compared to approximately $148,000 for the three months ended September 30, 2006. The increase was related to taxes paid on interest income which increased due to investments of proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly-owned U.S. subsidiary.
Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006
     Revenues. Revenues were approximately $59.3 million for the nine months ended September 30, 2007 compared to approximately $32.7 million for the nine months ended September 30, 2006, representing an increase of 81%. This increase in revenues resulted from increased unit sales of approximately 98% offset by a decrease in average sales prices of 9%. The increase in unit sales was primarily a result of increased purchases by Hewlett-Packard and Voltaire, which accounted for 20% and 17% of our revenues, respectively, for the nine months ended September 30, 2007 compared to 10% and 16% of our revenues, respectively, in the nine months ended September 30, 2006. Year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2007 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $44.4 million for the nine months ended September 30, 2007 compared to $23.1 million for the nine months ended September 30, 2006, representing an increase of 92%. As a percentage of revenues, gross margin increased to 74.9% in the nine months ended September 30, 2007 from 70.7% in the nine months ended September 30, 2006. This increase in gross margin was due primarily to a reduction in production costs associated with outsourced labor, raw materials and volume discounts and increased sales of our next generation double data rate (DDR) products for which we receive higher margins.
     Research and Development. Research and development expenses were approximately $17.6 million in the nine months ended September 30, 2007 compared to approximately $11.1 million in the nine months ended September 30, 2006, representing an increase of 59%. The increase consisted of higher salary related expenses of $3,001,000 associated with increased headcount, approximately $1,625,000 of new product related costs, an increase in share based compensation of $1,285,000 and higher depreciation and amortization expenses of approximately $551,000.

     Sales and Marketing. Sales and marketing expenses were approximately $9.1 million for the nine months ended September 30, 2007 compared to approximately $6.1 million for the nine months ended September 30, 2006, representing an approximate increase of 49%. The increase was primarily attributable to higher salary related expenses of $984,000 associated with increased headcount, an increase of $748,000 in commissions paid to our external third party sales representatives, an increase in share based compensation of $601,000, higher advertising and public relations expenses of $284,000 and an increase in travel expenses of $148,000.
     General and Administrative. General and administrative expenses were approximately $4.5 million for the nine months ended September 30, 2007 compared to approximately $2.5 million for the nine months ended September 30, 2006, representing an increase of 76%. The increase was primarily due to higher salary related expenses of $663,000 associated with increased headcount, higher legal and accounting fees of approximately $418,000, an increase in share based compensation of $312,000, and an increase in other professional services of $201,000.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $4.2 million for the nine months ended September 30, 2007 compared to approximately $232,000 for the nine months ended September 30, 2006. The increase was related to higher interest income on proceeds from our initial public offering.
     Provision for Taxes on Income. Provision for taxes on income was approximately $1.6 million for the nine months ended September 30, 2007 compared to approximately $271,000 for the nine months ended September 30, 2006. The increase was related to taxes paid on interest income which increased due to investments of proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly-owned U.S. subsidiary.
Liquidity and Capital Resources
     Since our inception until our initial public offering in February 2007, we financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005 and had an accumulated deficit of approximately $53.4 million as of September 30, 2007. As of September 30, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $54.1 million and marketable securities of approximately $93.5 million. In August 2005, we entered into an agreement with a financial institution to provide us with a line of credit of up to approximately $5.0 million for general working capital requirements. We did not draw down on this line of credit and on June 30, 2007 the agreement expired.
     In addition, as of December 31, 2006, we were required to make total remaining payments of approximately $1.2 million to Vitesse Semiconductor Corporation pursuant to a license agreement dated December 16, 2002. This agreement terminated on December 31, 2006, and the $1.2 million was paid by January 31, 2007.
     On February 13, 2007, we closed the initial public offering of our ordinary shares. We sold 6,900,000 ordinary shares in the offering, which included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106.0 million. We expect these proceeds, in addition to our cash flows from operating activities, to be sufficient to fund our operations over the next 12 months after taking into account expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily for increased headcount, and capital expenditures to support our infrastructure and growth.
     During the nine months ended September 30, 2007, we incurred costs of approximately $1 million for the tapeout of our new ConnectX semiconductor product. These additional costs were paid in full during the second quarter of 2007.
Operating Activities
     Net cash generated by our operating activities amounted to approximately $21.3 million in the nine months ended September 30, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $15.9 million, an increase of approximately $4.8 million in accrued liabilities due to liabilities associated with option exercises and other payables, an increase of approximately $1.8 million in accounts payable, a decrease in prepaid expenses and other assets of approximately $1.3 million offset by an increase in accounts receivables, net of approximately $3.6 million and an increase in inventory of approximately $1.3 million.

Furthermore, net cash generated by operating activities was attributable to non-cash charges of approximately $2.4 million for share-based compensation and non-cash charges of $1.4 for depreciation and amortization offset by accrued interest of $1.5 million.
     Net cash generated by operating activities in the nine months ended September 30, 2006 was approximately $4.3 million. Net cash generated by operating activities was primarily attributable to net income of approximately $3.4 million, non-cash charges of approximately $1.4 million for depreciation and amortization, an increase in accounts receivable of approximately $1.8 million, an increase of approximately $0.9 million in prepaid expenses, a decrease in inventories of approximately $0.9 million offset by a increase in accounts payable of $0.8 million.
Investing Activities
     Net cash used in investment activities amounted to approximately $94.9 million in the nine months ended September 30, 2007. Net cash used in investment activities was primarily attributable to purchases of marketable securities of approximately $99.6 million and purchases of property and equipment of $2.3 million offset by maturities and sales of marketable securities of $7.5 million.
     Net cash used in investment activities in the nine months ended September 30, 2006 amounted to approximately $1.0 million and was primarily attributable to purchases of property and equipment and severance-related insurance policies.
Financing Activities
     Our financing activities generated approximately $107.1 million in the nine months ended September 30, 2007, primarily due to proceeds from our initial public offering, net of issuance costs, of approximately $106.0 million and proceeds of approximately $2.3 million from the exercise of share options offset by principal payments on capital lease obligations of $1.2 million. Net cash generated by financing activities amounted to $0.1 million in the nine months ended September 30, 2006, due to proceeds from the exercise of share options partially offset by principal payments on capital lease obligations and deferred public offering costs.
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than		Beyond
Contractual Obligations:	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$3,567	$2,088	$1,242	$237
Non-cancelable operating lease commitments	5,312	1,978	2,368	966
Purchase commitments	7,185	7,185	—	—

Total	$16,064	$11,251	$3,610	$1,203

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
ITEM 3 — QUANTITIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the risk of loss related to changes in market prices of financial instruments that may adversely impact our consolidated financial position, results of operations or cash flows.
Interest rate fluctuation risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 5% movement in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
Inflation related risk
     We believe that the rate of inflation in Israel has not had a material impact on our business to date. However, our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel. Our concentration of credit risk consists principally of cash, cash equivalents and short-term investments. Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term debt securities. Our investment policy restricts investments to high-quality investments and limits the amounts invested with any one issuer, industry or geographic area. To minimize this risk, in accordance with our investment policy, we maintain our portfolio of cash equivalents, short-term marketable securities and restricted cash in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. As of September 30, 2007, all of our investments were in government securities, agency discount notes, commercial paper and money market funds. Due to the short-term nature of these investments, a 5% movement in market interest rates would not have a material impact on the total fair market value of our portfolio as of September 30, 2007.

ITEM 4 — CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We recorded net losses of $15.6 million and $8.9 million for the years ended December 31, 2003 and 2004, respectively. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded net income in the nine months ended September 30, 2007, as of September 30, 2007 we had an accumulated deficit of approximately $53.4 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.

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
     While the usage of InfiniBand has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among information technology, or IT, vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. We rely on server, storage, communications infrastructure equipment and embedded systems vendors to incorporate and deploy InfiniBand integrated circuits, or ICs, in their systems. InfiniBand may fail to effectively compete with other technologies, including Ethernet technologies, all of which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also impacted by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by our current server vendor customers and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products. These factors may also prevent the adoption of our Infiniband products altogether.
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
     A small number of customers account for a significant portion of our revenues. For the nine months ended September 30, 2007, sales to Hewlett-Packard accounted for 20% of our total revenues, sales to Voltaire accounted for 17% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues and sales to QLogic accounted for 11% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. For example, one of our largest customers — Cisco Systems — ordered fewer products from us in the year ended December 31, 2006 as compared to its order history for the year ended December 31, 2005, which resulted in a decrease to revenues from that customer of approximately $11.9 million. In addition, our sales are dependent on our customers’ sales, and the loss of end-user customers by any of our OEM customers could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
     The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.
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
     We base our planned operating expenses in part on our expectations of future revenues, and a significant portion of our expenses is relatively fixed in the short-term. We have limited visibility into customer demand from which to predict future sales of our products. As a result, it is difficult for us to forecast our future revenues and budget our operating expenses accordingly. Our operating results would be adversely affected to the extent customer orders are cancelled or rescheduled. If revenues for a particular quarter are lower than we expect, we likely would not be able to proportionately reduce our operating expenses.
We rely on our ecosystem partners to enhance our product offerings and our inability to continue to develop or maintain such relationships in the future would harm our ability to remain competitive.
     We have developed relationships with third parties, which we refer to as ecosystem partners, which provide operating systems, tool support, reference designs and other services designed for specific uses of our products. We believe that these relationships enhance our customers’ ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers’ ability to commercialize their products in a timely manner and our ability to remain competitive would be harmed.
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
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of September 30, 2007, we had 15 issued patents and 29 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue its own opinion on our internal control over financial reporting. The Section 404 internal control reporting requirements will be implemented according to the regulatory phase-in schedule of the SEC. The SEC recently adopted rules to delay the implementation of Section 404 compliance for new public companies. Under the SEC’s new rules, we will be required to provide a management report on internal control over financial reporting for the first time in connection with our Annual Report on Form 10-K for the year ending December 31, 2007. We will be required to provide both a management report and an independent registered public accounting firm attestation report on internal controls in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls remain effective overall. Failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from the Nasdaq Global Market, which could reduce our share price.
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
     We have engineering facilities and corporate and sales support operations and, as of September 30, 2007, 174 full-time and 37 part-time employees located in Israel. Substantially all of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In the years ended December 31, 2004 and 2005, the OCS approved grants totaling $1.3 million and $43,000, respectively, of funding in support of some of our research and development programs. No grants to us were approved by the OCS in the year ended December 31, 2006 or the nine months ended September 30, 2007.
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
     We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $13.70 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Trading volume in our common stock tends to be modest relative to our total outstanding shares, and the price of our common stock may fluctuate substantially (particularly in percentage terms) without regard to news about us or general trends in the stock market. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:
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

• changes in financial estimates, including our ability to meet our future revenue and operating results;

• changes in governmental regulations or in the status of our regulatory approvals;

• general economic conditions and slow or negative growth of related markets;

• commencement of, or our involvement in, litigation;

• changes in earnings estimates or recommendations by securities analysts; and

• the increased number of shares available for sale by our employees upon vesting and exercising of their options.
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
          Due to the nature of our compensation packages, some of our executive officers regularly sell shares of our common stock each quarter or otherwise periodically, some pursuant to trading plans established under Rule 10b5-1 of the Exchange Act. As a result, sales of shares by our executive officers may not be indicative of their opinion of the Company’s performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.
The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.
     Our executive officers and directors and their affiliates, beneficially owned approximately 32% of our outstanding ordinary shares as of September 30, 2007. Moreover, three of our shareholders, Sequoia Capital Partners, Fidelity and U.S. Venture Partners (USVP), beneficially owned approximately 20% of our outstanding ordinary shares as of September 30, 2007. In addition, an individual partner of USVP serves on our board of directors. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Unregistered Sales of Equity Securities
     Not applicable.

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
     The net proceeds are currently invested into commercial papers, discounted government debt securities and money market accounts. We intend to use the net proceeds of the IPO to fund development of our products and for general corporate purposes, including working capital, sales and marketing activities, general and administrative matters and capital expenditures. We may also use a portion of the net proceeds to acquire or invest in complementary technologies, products or businesses or to obtain rights to such complementary technologies, products or businesses. There are no such transactions under consideration at this time.
(c) Repurchases of Equity Securities
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 — OTHER INFORMATION
(a)	The Company’s ordinary shares commenced trading on the Tel-Aviv Stock Exchange (TASE) on July 9, 2007 under the symbol MLNX. The Company’s ordinary shares will continue to be listed and traded on the Nasdaq Global Market under the ticker symbol MLNX. Mellanox Technologies, Ltd. will continue to be subject to all the rules and regulations of the Nasdaq Global Market and the U.S. Securities and Exchange Commission.
ITEM 6 — EXHIBITS
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of November, 2007.

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