Form 10-K
period 2007-12-31
Mellanox Technologies, Ltd.
filed 2008-03-24
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number 001-33299

MELLANOX TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Israel	98-0233400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, NIS 0.0175 par value per share, held by non-affiliates of the registrant on June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $254.6 million (based on the closing sales price of the registrant’s common stock on that date). Shares of common stock held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the common stock known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The total number of shares outstanding of the Registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of February 29, 2008, was 31,141,303.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2007.

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

Overview

We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand, an industry standard architecture that provides specifications for high-performance interconnects. We believe that we are the leading merchant supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which we believe is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our latest generation of products also supports the industry standard Ethernet interconnect specification, which we believe provides unique product differentiation and connectivity flexibility that expands our total addressable market.

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our ICs. These ICs are added to servers, storage, communications infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. Since we introduced our first product in 2001, we have shipped products containing over 2.8 million InfiniBand ports (as of December 31, 2007), which we believe demonstrates an established customer and end-user base for our products. We have begun shipment of our Ethernet products. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions.

As the leading merchant supplier of InfiniBand ICs, we play a significant role in enabling the providers of computing, storage and communications applications to deliver high-performance interconnect solutions. We have developed strong relationships with our customers, many of which are leaders in their respective markets. Our products are included in servers from the five largest vendors, IBM, Hewlett-Packard, Dell, Sun Microsystems and Fujitsu-Siemens, which collectively shipped the majority of servers in 2007, according to the industry research firm IDC. We also supply leading storage and communications infrastructure equipment vendors such as Cisco Systems, LSI Corporation, Network Appliance, QLogic Corporation, and Voltaire. Additionally, our products are used by GE Fanuc, Mercury Computers, SeaChange International and other vendors of embedded systems.

In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor vendors such as Intel, AMD, IBM and Sun Microsystems;

•	operating system vendors such as Microsoft, Novell and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMWare.

We are a Steering Committee member of the InfiniBand Trade Association, or IBTA, and the OpenFabrics Alliance, or OFA, both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA recently expanded its charter to support and promote Ethernet solutions. We are also a participating member of the IEEE organization which facilitates the advancement of the Ethernet standard as well as other industry organizations advancing various networking and storage related standards.

Our business headquarters are in Santa Clara, California, and our engineering headquarters are in Yokneam, Israel. During the years ended December 31, 2005, 2006 and 2007 we generated approximately $42.1 million, $48.5 million and $84.1 million in revenues, respectively, and approximately $3.2 million, $7.2 million and $35.6 million in net income, respectively.

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

resource planning, E-commerce and web service applications. EDCs typically provide multiple data processing and storage resources to one or many organizations and are capable of supporting several applications at the same time.

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

A number of semiconductor-based interconnect solutions have been developed to address different applications. These solutions include proprietary technologies as well as standard technologies including Fibre Channel, Ethernet and most recently InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

Trends Affecting High-Performance Interconnect

Demand for computing power and data storage capacity is rising at a high rate, fueled by the increasing reliance of enterprises on information technology, or IT, for everyday operations. Because enterprises rely on compute- and data-intensive applications that create greater amounts of information to be processed, stored and retrieved, they need high-performance computing and high-capacity storage systems that optimize price/performance, minimize total cost of ownership and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to blade systems, clustered computing and storage using connections among multiple standard components. Historically, enterprises addressed the requirements for high-end computing and storage using monolithic systems, which are based on proprietary components. These systems typically require significant upfront capital expenditures as well as high ongoing operating and maintenance expense. More recently, enterprises have deployed systems with multiple off-the-shelf standardized servers and storage systems linked by high-speed interconnects, also known as clusters. Clustering enables significant improvements in performance, reliability, scalability, cost, and power savings. The need for better utilization of floor space and power consumption has driven the adoption of compact form factor (size and shape) blade servers.

•	Transition to multiple and multi-core processors in servers. In order to increase processing capabilities, processor vendors have integrated multiple computing cores into a single processor device. In addition, server OEMs are incorporating several multi-core processors into a single server. While this significantly increases the computing capabilities of an individual server, the total performance of a cluster of these servers is impacted by the total input/output, or I/O, bandwidth. Inadequate cluster I/O bandwidth results in processor underutilization, thereby reducing the overall capability and performance of the cluster.

•	Enterprise data center infrastructure consolidation. IT managers are increasingly faced with the need to optimize total cost of ownership associated with the EDCs they manage. They are focused on reducing the costs associated with running multiple networks, such as power consumption and cabling, increasing flexibility and scalability, and improving the utilization of existing resources in the EDC. This has led to a widespread trend of consolidating the EDC infrastructure to reduce costs and generate a higher return on IT investments.

•	Increasing deployment of virtualized computing resources. Enterprises are turning to virtualization software, which allows multiple applications to run on a single server, thereby improving resource utilization and requiring increased I/O bandwidth in the EDC.

•	Increasing deployments of mission-critical, latency sensitive applications. There is an increasing number of applications that require extremely fast response times in order to deliver an optimal result or user experience. Reducing latency, the absolute time it takes for information to be sent from one resource to another over a high-performance interconnect, is critical to enhancing application performance in clustered environments. Some examples of applications that benefit from low-latency interconnect include financial trading, clustered databases and parallel processing solutions used in HPC.

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

In addition to InfiniBand, proprietary and other standards-based, high-performance interconnect solutions, including Fibre Channel and Ethernet, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions:

•	Proprietary interconnect solutions have been designed for use in supercomputer applications by supporting low latency and increased reliability. These solutions are only supported by a single vendor for product and software support, and there is no standard organization maintaining and facilitating improvements and changes to the technology. One such proprietary interconnect technology is Myrinet, which has been deployed at 2 gigabits per second, or Gb/s (a unit of data transfer rate). Myrinet solutions now support 10Gb/s in addition to providing connectivity to 10Gb/s Ethernet switch equipment, although still requiring proprietary software solutions. The number of supercomputers that use proprietary interconnect solutions has been declining largely due to the availability of industry standards-based interconnects that offer superior price/performance, a lack of compatible storage systems, and the required use of proprietary software solutions.

•	Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2Gb/s while recently announced solutions support 4Gb/s and 8Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been recent industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet or FCoE) and InfiniBand (Fibre Channel over InfiniBand or FCoIB).

•	Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1 Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. A recent increase to 10Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet’s capabilities to address specific high-performance applications that do not demand the highest scalability. There are also on-going efforts to standardize additional features within the Ethernet specification to improve its reliability and scalability in EDCs which is generically referred to as Data Center Ethernet or Converged Enhanced Ethernet.

In the HPC, EDC and embedded markets, the predominant interconnects are 1Gb/s Ethernet and 4Gb/s Fibre Channel. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide higher bandwidth in these markets.

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

The InfiniBand standard was developed under the auspices of InfiniBand Trade Association, or IBTA, which was founded in 1999 and is composed of leading IT vendors and hardware and software solution providers including Mellanox, Brocade, Cisco Systems, Fujitsu, Hewlett-Packard, Hitachi, IBM, Intel, LSI Corporation, NEC, QLogic Corporation, Sun Microsystems and Voltaire. The IBTA tests and certifies vendor products and solutions for interoperability and compliance. Our products meet the specifications of the InfiniBand standard and have been tested and certified by the IBTA.

The OpenFabrics Alliance, or OFA, is an organization responsible for the development and distribution of open-source, industry-standard software solutions that are compatible with InfiniBand hardware solutions. Founded in June 2004 as the OpenIB Alliance and a partner organization to IBTA, OFA’s initial sole charter was to develop InfiniBand software solutions that are interoperable among multiple vendors. As a result of its success at developing standard InfiniBand software solutions, the organization expanded its charter in March 2006 to leverage its software development capabilities over other interconnect solutions including Ethernet, and changed its name from OpenIB to OpenFabrics. OFA’s members include leading enterprise IT vendors, hardware and software solution providers including Mellanox, AMD, Cisco Systems, Hewlett-Packard, IBM, Intel, Network Appliance and Sun Microsystems in addition to national laboratory end users such as Sandia, Los Alamos, Lawrence Livermore National Laboratories and financial services end-user Credit Suisse.

InfiniBand solutions may be perceived to have disadvantages to products based on other existing interconnect standards that have been available for longer periods of time with larger installed bases. These perceived disadvantages include the requirement for additional software support, new cabling and equipment infrastructure and a limited number of enterprise-class storage solutions, which impacted early adoption rates of InfiniBand. In addition, a continuing challenge is educating the IT community about the advantages of InfiniBand and increasing familiarity with InfiniBand relative to other interconnect standards. With the solutions now offered by OFA in addition to key industry software providers, InfiniBand software support has become widely available and is included in leading operating systems, in addition to production released software solutions for mainstream financial, retail and other commercial applications, contributing to increased adoption rates. In addition, we believe superior price performance of InfiniBand has justified the costs of new cabling and equipment infrastructure. Finally, InfiniBand-based enterprise-class storage solutions have recently been introduced and deployed.

We believe the primary driver of InfiniBand product shipments in the near future is the increasing usage of InfiniBand in servers, storage and communications infrastructure equipment. Based on data provided by IDC in May 2007 in a report called “Worldwide InfiniBand 2007-2011 Forecast,” the number of InfiniBand HCAs expected to ship to the market will increase at a 50% compound annual growth rate (CAGR) from 124K in 2006 to 936K in 2011. IDC also forecasts that the number of InfiniBand switch ports expected to ship to the market will increase at a 53% CAGR from 177K ports in 2006 to 1.47M ports in 2011. IDC credits the growth of InfiniBand usage to increasing deployment in high-performance computing (HPC), scale-out database, shared virtualized I/O, and financial services environments.

Advantages of InfiniBand

We believe that InfiniBand-based solutions have significant advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

•	Superior performance. In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the central processing unit, or CPU, of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters provide bandwidth up to 40Gb/s, and our current switch ICs support bandwidth up to 120Gb/s, which is significantly higher than the 10Gb/s or less supported by competing technologies. The InfiniBand specification supports the design of interconnect products with up to 120Gb/s bandwidth, which is the highest performance industry-standard interconnect specification. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed bus interface standard.

The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand

Supported bandwidth of available solutions	2Gb/s — 10Gb/s	2Gb/s — 8Gb/s	1Gb/s — 10Gb/s	10Gb/s — 40Gb/s server-to-server 30Gb/s — 120Gb/s switch-to-switch
Highest bandwidth supported	10Gb/s	8Gb/s	10Gb/s	120Gb/s

Performance in terms of latency varies depending on system configurations and applications. According to recent independent benchmark reports, latency of InfiniBand solutions was less than half of that of tested 10Gb/s Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there is an increasing number of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is predominantly used today.

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

Our Solution

We provide comprehensive solutions based on InfiniBand, including HCA and switch ICs, adapter cards and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. For example, our current InfiniBand HCAs provide bandwidth up to 40Gb/s and our switch ICs provide bandwidth up to 120Gb/s per interface, which is significantly higher than the 10Gb/s or less supported by competing technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Data provided in the most recent list of the World’s Fastest Supercomputers published by TOP500.org in November 2007 illustrates the benefits of our solution. TOP500.org is an independent organization that was founded in 1993 to provide a reliable basis for reporting trends in high-performance computing by publishing a list of the most powerful computers twice a year. The number of listed InfiniBand-based supercomputers has grown from 82 as of November 2006 to 125 as of November 2007, which represents a 52% increase. The November 2007 TOP500 list also illustrates that InfiniBand interconnects have continued to replace interconnects in supercomputers based on proprietary interconnect technologies, which had a 70% decline since the November 2006 list (less than 6% of the list). We believe that the majority of these InfiniBand-based supercomputers incorporate our HCA products and that all of them use our switch silicon products. Additionally, we believe the current cluster implementations that incorporate both our HCA and switch silicon products in the November 2007 TOP500 list of the World’s Fastest Supercomputers compare favorably to clusters based on other interconnect technologies.

Specifically, clusters that incorporate our products compare favorably versus Ethernet as follows:

•	Performance. Performance of clusters is measured in GFLOPS, where one GFLOPS represents one billion mathematical calculations per second. Clusters that utilize our products average approximately 16,300 GFLOPS, while clusters based on Gigabit Ethernet technology average 8,000 GFLOPS. According to the November 2007 TOP500 list of World’s Fastest Supercomputers, there were no clusters reported using 10 Gigabit Ethernet technology.

•	Efficiency. Efficiency is measured by the actual performance achieved divided by the theoretical maximum performance. Clusters that utilize our products average 70% efficiency, compared to 52% for clusters that utilize Gigabit Ethernet.

•	Scalability. Clusters that utilize our products average approximately 2,700 CPUs per cluster, compared to an average of 1,700 CPUs per cluster for clusters that utilize Gigabit Ethernet. There is a strong dependency on the reliability and fault tolerance capabilities of a high performance interconnect when determining the scalability of a cluster.

Providing Connectivity to InfiniBand and Ethernet

In addition to supporting InfiniBand, our latest generation adapter products also support the industry standard Ethernet interconnect specification at both 1Gb/s and 10Gb/s. These products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions. These software solutions include applications, operating systems, communication protocols, and virtualization and management packages used in EDC, HPC and embedded markets. Integrating InfiniBand and Ethernet in the same product provides our OEM customers and partners the ability to support both interconnect standards with a single development effort and provides end-users the flexibility to choose between fabrics or simultaneously connect to both depending on the environment and performance requirements.

The figure below illustrates our unified software strategy that enables applications to utilize industry-standard communication protocols to seamlessly interface with the leading fabric technologies including:

•	10, 20 and 40Gb/s InfiniBand including Fibre Channel over InfiniBand

•	1 and 10Gb/s Ethernet including Fibre Channel over Ethernet

•	Data Center Ethernet/Converged Enhanced Ethernet

We believe that InfiniBand solutions will continue to deliver superior price/performance when compared to any other high performance interconnect technology because of its base architecture, proven scalability, reliability and feature set. At the same time, as Ethernet is a widely deployed interconnect technology, we expect there will be an increasing number of deployments at 10Gb/s in EDCs. The ability of our next generation adapter product to support high-performance connectivity to both InfiniBand and Ethernet allows us to provide products to an expanding number of applications and environments.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•	We have expertise in developing high-performance interconnect solutions. Mellanox was founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand products in addition to launching our first Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design, including industry-leading data transmission technology such as Serializer/Deserializer, or SerDes, and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 15 approved patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•	We believe we are the leading merchant supplier of InfiniBand ICs with a multi-year competitive advantage. We have developed in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products in 2001 and InfiniBand products that support the standard PCI Express interface (in 2004) and PCI Express 2.0 interface (in 2007). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our products.

•	We have a comprehensive set of technical capabilities to deliver innovative and reliable products. In addition to designing our ICs, we design standard adapter card products and custom adapter card and switch products, providing us a deep understanding of the associated circuitry and component characteristics. We believe this knowledge enables us to develop solutions that are innovative and can be efficiently implemented in target applications. We have devoted significant resources to develop our in-house test development capabilities, which enables us to rapidly finalize our mass production test programs, thus reducing time to market. We have synchronized our test platform with our outsourced testing provider and are able to conduct quality control tests with minimal disruption. We believe that because our capabilities extend from product definition, through IC design, and ultimately management of our high-volume manufacturing partners, we have better control over our production cycle and are able to improve the quality, availability and reliability of our products.

•	We have extensive relationships with our key OEM customers and many end users. Since our inception we have worked closely with major OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of InfiniBand. During this process we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives which allow us access to firsthand information about evolving EDC, HPC and embedded market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

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

development plan that addresses emerging customer and end-user demands and industry standards. In order to expand our market opportunity, we have added products that are compatible with the Ethernet interconnect standard in addition to InfiniBand. These products will allow our customers to capture certain advantages of InfiniBand while providing connectivity to Ethernet-based infrastructure equipment. Our unified software strategy is to use a single software stack to support connectivity to InfiniBand and Ethernet with the same hardware adapter device.

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

Our Products

We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products including adapter ICs and cards (InfiniHosttm product family) and switch ICs (InfiniScaletm product family). Our latest 4th generation adapter and cards (ConnectXtm product family) also support the Ethernet interconnect standard in addition to InfiniBand.

We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI-X or PCI Express interfaces. Adapter ICs or cards are incorporated into OEM server and storage systems to provide InfiniBand and/or Ethernet connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We also support server operating systems including Linux, Windows, AIX, HPUX, OSX, Solaris and VxWorks.

We provide our InfiniBand switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment that is at the core of InfiniBand fabrics. To deploy an InfiniBand fabric, any number of server or storage systems that contain an HCA can be connected to an InfiniBand-based communications infrastructure system such as an InfiniBand switch. We have recently introduced our 4th generation switch IC (InfiniScale IV).

The figure below illustrates the components of servers and storage equipment clustered with a high-performance interconnect and how our products are incorporated into the total solution.

Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported. The tables below summarize the available adapter and switch ICs that Mellanox provides.

				Uni-Directional
				InfiniBand
			# InfiniBand	Bandwidth	Total
Adapter ICs and Cards	Host Interface	Port Interface	Ports	per Port	Bandwidth(3)

InfiniBridge(1)	PCI(2)	InfiniBand	8	2.5Gb/s	40Gb/s
			2	10Gb/s	40Gb/s
InfiniHost	PCI-X(2)	InfiniBand	2	10Gb/s	40Gb/s
InfiniHost III Lx	PCI Express	InfiniBand	1	20Gb/s	40Gb/s
InfiniHost III Ex	PCI Express	InfiniBand	2	20Gb/s	80Gb/s
ConnectX	PCI Express 2.0	InfiniBand and/or Ethernet	2	20Gb/s	80Gb/s
ConnectX EN	PCI Express 2.0	Ethernet	2	10Gb/s	40Gb/s

		Uni-Directional
		InfiniBand
	# InfiniBand	Bandwidth	Total
Switch ICs	Ports	per Port	Bandwidth(3)

InfiniBridge(1)	8	2.5Gb/s	40Gb/s
	2	10Gb/s	40Gb/s
InfiniScale	8	10Gb/s	160Gb/s
InfiniScale III	24	20Gb/s	960Gb/s
	8	60Gb/s	960Gb/s
InfiniScale IV	36	40Gb/s	2880Gb/s
	12	120Gb/s	2880Gb/s

(1)	InfiniBridgetm functions as both an HCA and switch and is our first generation device.

(2)	PCI and PCI-X are the predecessor interface standards to PCI Express.

(3)	Total bandwidth is the aggregate bandwidth of all input and output ports operating simultaneously.

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

High-performance mixed-signal design

One of the key technology differentiators of our ICs is our mixed-signal SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables, or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 5Gb/s SerDes over a ten meter InfiniBand copper cable (up to 60Gb/s connections with 12 SerDes working in parallel on our switch IC). Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 10Gb/s SerDes I/O that is intended for use in our 4th generation ConnectX adapter that supports both InfiniBand and Ethernet as well as our 4th generation InfiniScale IV switch IC that supports InfiniBand. Our 10Gb/s SerDes enables our ConnectX adapters to support 40Gb/s bandwidth (4 10Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components saving power, cost and board space. In addition, our 10Gb/s SerDes supports 40Gb/s (4 10Gb/s SerDes operating in parallel) as well as 120Gb/s (12 10Gb/s SerDes operating in parallel) port bandwidth on our InfiniScale IV switch IC.

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

Advanced interfaces

In addition to InfiniBand and Ethernet interfaces, we also provide other industry-standard, high-performance advanced interfaces such as PCI Express and PCI Express 2.0 which also utilize our mixed-signal 2.5Gb/s and 5Gb/s SerDes I/O technology. PCI Express is a high-speed chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system. We were among the first to market with an IC solution that integrates the PCI Express interface (2004), and PCI

Express 2.0 interface (2007) and we believe this demonstrates an example of the technical proficiency of our development team.

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

The below diagrams depict our ConnectX adapter IC and InfiniScale IV switch IC architecture.

ConnectX Adapter IC Architecture

InfiniScale IV InfiniBand Switch IC Architecture

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

Representative OEM customers in these areas include:

Communications
Server	Storage	Infrastructure Equipment	Embedded Systems

Dell	Isilon Systems	Cisco Systems	GE Fanuc
Hewlett-Packard	LSI Corporation	QLogic Corporation	Mercury Computer Systems
IBM	Network Appliance	Voltaire	SeaChange International
Sun Microsystems

We sold products to more than 200 customers worldwide in the year ended December 31, 2007, many of whom are at the evaluation stage of their product development. We currently anticipate that several of these evaluations will result in increased orders for our products as they move into the production stage.

In the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues.

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

Our marketing team leads our efforts to promote our interconnect technology and our products to the entire industry by:

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

Quality Assurance.  We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own an in-house Teradyne Tiger IC tester which provides us with immediate test data and generates of characterization reports that we make available to our customers. Our adapter cards and custom switch system products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.

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

Employees

As of December 31, 2007, we had 228 full-time employees and 38 part time employees located in the United States and Israel, including 195 in research and development, 40 in sales and marketing, 23 in general and administrative and 8 in operations. Of our 228 full-time employees, 186 are located in Israel.

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

As of December 31, 2007, we had 15 issued patents and 22 patent applications pending in the U.S., 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. The term of any issued patent in the United States is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

In addition to our own IP, we also rely on third-party technologies for the development of our interconnect IC products. Pursuant to a license agreement dated September 10, 2001, Vitesse Semiconductor Corporation, or Vitesse, a provider of high-speed physical layer semiconductor products for the communications market, has granted us a non-exclusive, worldwide, perpetual right and license to use and incorporate into our Infiniband products Vitesse’s 2.5Gb/s SerDes macro cell implemented in TSMC’s 0.18 micron Complementary Metal-Oxide Semiconductor, or CMOS, processes. We have agreed only to use Vitesse’s technology licensed under the agreement for integrated SerDes applications. In exchange for this license, we have agreed to pay a royalty to Vitesse based on the total number of devices sold by us that use Vitesse’s technology. In February 2008 Vitesse discharged us from paying royalty payments due under this agreement.

Pursuant to a separate license agreement dated December 16, 2002, Vitesse has also granted us a non-exclusive, worldwide, perpetual right and license to use and incorporate into our InfiniBand products Vitesse’s 3.1Gb/s SerDes macro cell implemented in TSMC’s 0.13 micron CMOS processes. In exchange for this license, we have agreed to make interim payments to Vitesse based on the total number of devices sold by us that use Vitesse’s technology, subject to certain caps and limitations. We have guaranteed a $2 million payment pursuant to this agreement and amounts relating to this agreement were paid in full by January 31, 2007.

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

We compete with other providers of semiconductor-based high performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with QLogic Corporation. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Marvell Technology Group and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Emulex Corporation and QLogic Corporation. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard interconnect technologies used in EDCs mentioned above, in addition to proprietary technologies including Myrinet, based on ICs that are developed by Myricom only. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Additional Information

We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX” and on Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol “MLNX”. Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

Our principal executive offices in the United States are located at 2900 Stender Way, Santa Clara, California 95054, and our principal executive offices in Israel are located at Hermon Building, Yokneam, Israel 20692. Substantially all of our assets are located in Israel. Our telephone number in Santa Clara, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Michael Gray is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this annual report and the inclusion of our website address in this annual report is an inactive textual reference only.

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

We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the years ended December 31, 2006 and 2007, as of December 31, 2007 we had an accumulated deficit of approximately $33.7 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.

We do not expect to sustain our recent revenue growth rate, which may reduce our share price.

Our revenues have grown rapidly over the last four years, approximately doubling in size from each of 2003 to 2004 and 2005, and increasing by 15% and 73% in 2006 and 2007, respectively. Our revenues increased from $10.2 million to $20.3 million to $42.1 million to $48.5 million and to $84.1 million for the years ended December 31, 2003, 2004, 2005, 2006 and 2007, respectively. We do not expect to sustain our recent growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

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

A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues. In the year ended December 31, 2006, sales to Voltaire accounted for 18% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues, sales to Hewlett-Packard accounted for 12% of our total revenues, and sales to SilverStorm Technologies (which was acquired by QLogic Corporation in October 2006) accounted for 11% of our total revenues. In the year ended December 31, 2005, sales to Cisco Systems and Topspin Communications (which was acquired by Cisco Systems in May 2005) accounted for 44% of our total revenues, and sales to Voltaire accounted for 12% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which recently acquired SilverStorm Technologies in October 2006. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.

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

The products we develop and sell are subject to declines in average selling prices. We have had to reduce our prices in the past and we may be required to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to other customers. This would cause our gross margin to decline. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products with higher selling prices or gross margin.

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

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of December 31, 2007, we had 15 issued patents and 22 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to our internal control over financial reporting. The Section 404 internal control reporting requirements will be implemented according to the regulatory phase-in schedule of the Securities and Exchange Commission. The SEC recently adopted rules to delay the implementation of Section 404 compliance for new public companies. Under the SEC’s new rules, we are required to provide a management report on internal control over financial reporting for the first time in connection with this Annual Report on Form 10-K for the year ending December 31, 2007. As required by the Section 404, we will provide both a management report and an independent registered public accounting firm attestation report on internal controls over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls over financial reporting and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls remain effective overall. Failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Market, which could reduce our share price.

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

We have engineering facilities and corporate and sales support operations and, as of December 31, 2007, 186 full-time and 37 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

Due to significant economic measures adopted by the Israeli government, there were several general strikes and work stoppages in Israel in 2003 and 2004, affecting all banks, airports and ports. These strikes had an adverse effect on the Israeli economy and on business, including our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner. From time to time, the Israeli trade unions threaten strikes or work stoppages, which, if carried out, may have a material adverse effect on the Israeli economy and our business.

We are susceptible to additional risks from our international operations.

We derived 28%, 41% and 47% of our revenues in the years ended December 31, 2005, 2006 and 2007, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

These provisions could delay, prevent or impede an acquisition of us, even if such an acquisition would be considered beneficial by some of our shareholders. See “Risk Factors — Provisions of Israeli law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management” for a further discussion of this risk factor.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.

Although all our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 2.4%, (0.1)% and 3.4% for the years ended December 31, 2005, 2006 and 2007, respectively. The increase (decrease) in value of the NIS against the U.S. dollar amounted to (6.8)%, 8.2% and 8.9% in the years ended December 31, 2005, 2006 and 2007, respectively. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

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

The Israeli government grants that we received require us to meet several conditions and may be reduced or eliminated due to government budget cuts, and these grants restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In the year ended December 31, 2005, the OCS approved grants totaling $43,000, of funding in support of some of our research and development programs. No grants to us were approved by the OCS in the years ended December 31, 2006 and 2007.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our ordinary shares.

For the 2007 taxable year we were not considered a “passive foreign investment company” or PFIC, for U.S. federal income tax purposes, and do not expect to be considered as such for our current taxable year ending December 31, 2008. However, the application of the PFIC rules is subject to ambiguity in several respects, and, in addition, we must make a separate determination each taxable year as to whether we are a PFIC (after the close of each taxable year). Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. corporation will be considered a PFIC for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets is attributable to assets that produce or are held for the production of passive income. The market value of our assets generally will be determined based on the market price of our ordinary shares, which has fluctuated since our ordinary shares began trading on the NASDAQ Global Market on February 8, 2007 and is likely to fluctuate in the future. In addition, the composition of our income and assets will be affected by how, and how quickly, we spend the cash we raised in our initial public offering. If we were treated as a PFIC for any taxable year during which a U.S. person held an ordinary share, certain adverse U.S. federal income tax consequences could apply to such U.S. person, including:

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

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $11.05 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. As a result of the current credit crisis, the securities markets have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. In the past, when the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

Our executive officers and directors and their affiliates beneficially owned approximately 25% of our outstanding ordinary shares as of February 29, 2008. Moreover, three of our shareholders, Sequoia Capital Partners, Fidelity Management and Research and Fred Alger Management, beneficially owned approximately 31%

of our outstanding ordinary shares as of February 29, 2008. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

Our business headquarters are in Santa Clara, California, and our engineering headquarters are in Yokneam, Israel. We currently lease office space in Yokneam and Tel Aviv, Israel and in Santa Clara, California pursuant to leases that expire on December 31, 2011, May 31, 2008 and March 31, 2009, respectively.

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

Market Information

Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX”. Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares began trading on Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol “MLNX”.

The following table summarizes the high and low closing prices for our ordinary shares as reported by the NASDAQ Global Select Market.

2007	High	Low

First quarter	$23.91	$14.20
Second quarter	$20.80	$13.90
Third quarter	$22.54	$14.70
Fourth quarter	$24.27	$16.09

As of February 29, 2008, we had approximately 88 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 7, 2007, the date of our initial public offering, and ends on December 31, 2007, the end of our last fiscal year. The graph assumes an investment of $100 on February 7, 2007, and the reinvestment of any dividends. No cash dividends have been declared on our ordinary shares since our initial public offering in 2000. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	Cumilative Total Return
	2/7/2007	3/31/07	6/30/07	9/30/07	12/31/07
Mellanox Technologies	$100.00	$85.88	$121.88	$114.88	$107.18

NASDAQ Composite Index	100.00	97.24	104.53	108.47	106.50

Philadelphia Semiconductor Sector Index	100.00	98.82	106.38	106.15	86.61

*	$100 invested on 2/07/2007 in stock or index-including reinvestment of dividends.

Dividend

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), and is incorporated in this report by reference. For additional information on our share incentive plans and activity, see Note 9, “Share Option Plans” included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities;

On October 15, 2007 and November 7, 2007, respectively, certain institutional sales representatives exercised options to purchase 14,285 and 2,857 of our ordinary shares pursuant to options that we had granted to each of them outside of our equity incentive plans. As a result, in the aggregate, we issued to these institutions 17,142 unregistered ordinary shares and received proceeds of $19,885. The issuances of these securities were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof for the institutions residing in the United States and Regulation S thereof for institutions residing outside of the United States. No underwriters were involved in the foregoing issuance of securities.

Use of Proceeds from Registered Securities

Our initial public offering of 6,900,000 ordinary shares was effected through a Registration Statement on Form S-1 (File No. 333-137659) that was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued all 6,900,000 shares on February 13, 2007 for gross proceeds of $117,300,000. The underwriters of the offering were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Thomas Weisel Partners LLC and Jefferies & Company, Inc. We paid the underwriters a commission of $8,211,000 and incurred additional offering expenses of approximately $3,136,000. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $105,953,000. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds from our initial public offering have been invested into short-term marketable government agency obligations and commercial paper. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2003, 2004 and 2005 and our consolidated statements of operations data for the years ended December 31, 2003 and 2004, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2007, as well the consolidated balance sheet data as of December 31, 2006 and 2007, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data)

Consolidated Statement of Operations Data:
Total revenues	$84,078	$48,539	$42,068	$20,254	$10,151
Cost of revenues(1)	(21,390)	(13,533)	(15,203)	(8,736)	(4,535)

Gross profits	62,688	35,006	26,865	11,518	5,616
Operating expenses:
Research and development(1)	24,638	15,256	13,081	12,864	14,457
Sales and marketing(1)	12,739	8,935	7,395	5,640	5,298
General and administrative(1)	6,229	3,704	3,094	1,719	1,720

Total operating expenses	43,606	27,895	23,570	20,223	21,475
Income (loss) from operations	19,082	7,111	3,295	(8,705)	(15,859)
Other income, net	5,976	438	326	123	308

Income (loss) before taxes on income	25,058	7,549	3,621	(8,582)	(15,551)
Benefit from (provision for) taxes on income	10,530	(301)	(462)	(306)	(12)

Net income (loss)	$35,588	$7,248	$3,159	$(8,888)	$(15,563)

Net income (loss) per share attributable to ordinary shareholders — basic(2)(3)	1.28	0.04	0.00	(1.27)	(2.32)
Net income (loss) per share attributable to ordinary shareholders — diluted(2)(3)	1.18	0.03	0.00	(1.27)	(2.32)
Shares used to compute net income (loss) per share(2)(3)	27,827	7,709	7,520	7,117	6,764
Shares used to compute diluted net income (loss) per share(2)(3)	30,201	9,683	9,091	7,117	6,764

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$100,650	$20,570	$12,350	$10,944	$12,883
Short-term investments	52,231	—	—	—	—
Working capital	170,615	25,446	17,240	13,391	19,978
Total assets	202,400	43,101	31,154	25,822	32,239
Long-term liabilities	5,738	3,577	4,389	4,164	4,429
Total liabilities	25,283	16,069	13,270	11,473	10,439
Mandatorily redeemable convertible preferred shares	—	55,759	55,583	55,417	55,262
Convertible preferred shares	—	36,338	36,338	36,338	36,338
Total shareholders’ equity (deficit)	$177,117	$(65,065)	$(74,037)	$(77,406)	$(69,800)

(1)	The amounts included in 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006.

(2)	See Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.

(3)	On February 1, 2007, the Company effected a 1.75-to-1 reverse split of the Company’s ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of the Amended and Restated Articles of Association. The number of shares and per share amounts have been adjusted to reflect retroactively the Share Split.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded systems. We operate in one reportable segment: the development, manufacturing, marketing and sales of interconnect semiconductor products (see Note 11 “Segment Information”, of the accompanying notes to our consolidated financial statements).

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our ICs. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems in data centers, as well as the need to significantly reduce the total cost of ownership.

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

We have experienced rapid growth in our total revenues in each of the last three years. Our revenues increased from $42.1 million to $48.5 million to $84.1 million for the years ended December 31, 2005, 2006 and 2007, respectively. In order to continue to increase our revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

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

Revenues.  We derive revenues from sales of our ICs and HCA cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 56%, 55% and 56% of our total revenues for the years ended December 31, 2007, 2006 and 2005, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Cost of revenues and gross profit.  The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our HCA cards by Flextronics, royalties due to third parties, including the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, the Binational Industrial Research and Development Foundation, or BIRD, and a third-party licensor, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also have the yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors.

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

We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue we are required to pay a royalty of 4%-4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. In 2005, we received an aggregate of $43,000 of approved grants in support of some of our research and development programs. We received no grants from the OCS during the years ended December 31, 2007 and 2006. In total, we have received grants from OCS in amount of $2.8 million. As of December 31, 2007, our contingent obligation in respect of royalties payable to the OCS totaled approximately $256,000, payable out of future net sales, if any, of products that were developed under projects funded by the OCS. The continued repayment of OCS grants is contingent on future sales of products developed with the support of such grants, and we have no obligation to refund these grants if future sales are not generated. All reported research and development expenses are net of OCS and other government grants.

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

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments on higher sales volumes.

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

For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The amount and impact on our consolidated financial statements of undelivered elements have historically been insignificant.

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $186,000 and $107,000 at December 31, 2007 and 2006, respectively. Our bad debt expense totaled approximately $86,000, $10,000 and $70,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Warranty provision

We provide a limited warranty for periods of up to three years from the date of delivery against defects in materials and workmanship. If a customer has a defective product, we will either repair the goods or provide replacement products at no charge. We record estimated warranty expenses at the time we recognize the associated product revenues based on our historical rates of return and costs of repair over the preceding 36-month period. In addition, we recognize estimated warranty expenses for specific defects at the time those defects are identified.

Share-based compensation

Through December 31, 2005, we elected to account for share-based compensation in accordance with the intrinsic value method described in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations rather than adopting the fair value method provided under Statement of Financial Accounting Standards No. 123, “Accounting for Share-based Compensation”

(“SFAS 123”). We have generally not recognized any compensation expense for share options we granted to our employees where the exercise price equals the fair market value of the shares on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed.

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires that we measure compensation expense for all share-based payment awards made to employees and directors, including employee share options, based on estimated fair values and recognize that expense over the required service period.

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

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2007, our unrecognized tax benefits totaled approximately $1,139,000.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Total Revenues	100%	100%	100%
Cost of revenues	(25)	(28)	(36)

Gross profit	75	72	64

Operating expenses:
Research and development	29	31	31
Sales and marketing	15	18	18
General and administrative	8	8	7

Total operating expenses	52	57	56

Income from operations	23	15	8
Other income, net	7	1	1
Benefit from (provision for) taxes on income	12	(1)	(1)

Net income	42	15	8

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenues.  Revenues were $84.1 million for the year ended December 31, 2007 compared to $48.5 million for the year ended December 31, 2006, representing an increase of approximately 73%. This increase in revenues resulted primarily from increased unit sales of approximately 91%, offset by a decrease in average selling prices of 10%. The increase in unit sales was driven by broader adoption of Infiniband and our products and resulted primarily from increased purchases by Hewlett-Packard, Voltaire and Cisco, which accounted for 19%, 15% and 11%, respectively, of our revenue for the year ended December 31, 2007 and increased purchases by Network Appliance, Super Micro Computer and SUN Microsystems, which each accounted for less than 10% of our revenue for the year ended December 31, 2007. The decrease in average sales prices was primarily attributed to the decline in average sales price of IC’s.

Gross Profit and Margin.  Gross profit was $62.7 million for the year ended December 31, 2007 compared to $35.0 million for the year ended December 31, 2006, representing an increase of 79%. As a percentage of revenues, gross margin increased to 75% in the year ended December 31, 2007 from approximately 72% in the year ended December 31, 2006. This increase in gross margin was primarily due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of next generation double-data rate (“DDR”) products for which we receive higher margins. Revenues attributable to DDR products were 66% and 38% of total revenues in the years ended December 31, 2007 and 2006, respectively.

Research and Development.  Research and development expenses were $24.6 million for the year ended December 31, 2007 compared to $15.3 million for the year ended December 31, 2006, representing an increase of approximately 61%. The increase was primarily attributable to higher salary related expenses of approximately $4.6 million associated with increased headcount, increased share based compensation of approximately $1.9 million primarily due to new option grants, an increase in new product expenses of approximately $1.7 million primarily due to tape out costs, increased depreciation and amortization of equipment, software and intellectual property of approximately $835,000 arising from purchases of property, equipment and technology licenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.

Sales and Marketing.  Sales and marketing expenses were $12.7 million for the year ended December 31, 2007 compared to $8.9 million for the year ended December 31, 2006, representing an increase of approximately 43%. The increase was primarily attributable to higher salary related expenses of approximately $1.2 million associated with increased headcount, increased external sales commission expenses of approximately $1.2 million due to increase in sales, increased share based compensation of approximately $678,000 primarily due to new option grants and an increase in tradeshow and advertising expenses of approximately $332,000 related to expanding our sales and marketing activities as we broadened our customer and product base.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

General and Administrative.  General and administrative expenses were $6.2 million for the year ended December 31, 2007 compared to $3.7 million for the year ended December 31, 2006, representing an increase of approximately 68%. The increase was primarily due to higher salary related expenses of approximately $777,000 associated with increased headcount, increased legal, accounting and other professional fee expenses of approximately $771,000 as a result of the Company becoming public and increased share based compensation expense of approximately $467,000 primarily due to new option grants.

Share-based compensation expense.  The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2007	2006
	(In thousands)

Cost of goods sold	$87	$12
Research and development	2,069	193
Sales and marketing	864	187
General and administrative	544	77

	$3,564	$469

The amount of unearned share-based compensation currently estimated to be expensed from 2008 through 2011 related to unvested share-based payment awards at December 31, 2007 is $23.6 million. Of this amount, $7.1 million, $6.6 million, $6.2 million and $3.7 million are currently estimated to be recorded in 2008, 2009, 2010 and 2011, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 3.22 years.

The increase in unearned share-based compensation of $18.2 million at December 31, 2007 from the $5.4 million balance at December 31, 2006 was primarily the result of share-based awards granted during 2007 including the grant of employee stock options to new employees, merit grants to existing employees and the accumulation of rights to purchase shares of our ordinary shares by employees participating in our employee stock purchase program, offset in part by share-based compensation of $3.6 million expensed during 2007. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Other Income, net.  Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $6.0 million for the year ended December 31, 2007 compared to $438,000 for the year ended December 31, 2006. The increase is primarily attributable to higher interest income resulting from investments of the net proceeds of our initial public offering completed in the first quarter of 2007.

Benefit from (Provision for) Taxes on Income.  Benefit from taxes on income was $10.5 million for the year ended December 31, 2007 compared to a provision for taxes of $301,000 for the year ended December 31, 2006. The change consists of the benefit from the release of valuation allowance on certain deferred tax assets of $12.1 million primarily related to net operating losses in Israel expected to be utilized in 2008 before the Approved Enterprise Tax Holiday begins, which was offset by a provision for income taxes of $1.6 million related to interest income from investments of proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly owned subsidiary.

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Management believes that historical profitability combined with the expectation of future profitability supports the future realization of certain deferred tax assets and accordingly, released valuation allowance for certain foreign deferred tax assets in the year 2007.

Comparison of Year Ended December 31, 2006 to the Year Ended December 31, 2005

Revenues.  Revenues were approximately $48.5 million for the year ended December 31, 2006 compared to $42.1 million for the year ended December 31, 2005, representing an increase of approximately 15%. This increase in revenues resulted primarily from increased unit sales of approximately 27%, driven by broader adoption of InfiniBand and our products, offset by a decrease in average sales prices of 9%. A portion of the decrease in average sales prices was due to the decline from 6% to 3% in the percentage of revenues attributable to switch systems, which have significantly higher sales prices. In addition, Cisco, one of our largest customers that represented approximately 14% of our revenues in the year ended December 31, 2006, and approximately 44% of our revenues in the year ended December 31, 2005. A portion of this percentage decline was attributable to an accumulation of inventory in 2005 by Cisco following its acquisition of Topspin Communications. We believe this inventory was substantially sold in 2005 and 2006. Cisco remained one of our largest customers for the year ended December 31, 2006.

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

Provision for Taxes on Income.  Provision for taxes on income was approximately $301,000 for the year ended December 31, 2006 compared to approximately $462,000 for the year ended December 31, 2005, representing a decrease of 35%. The decrease was primarily related to the decline in the percentage of total revenues generated within the United States. For the year ended December 31, 2006, revenues generated in the United States represented 58% of all revenues, compared to 71% of all revenues for the year ended December 31, 2005. Generally, revenues generated outside the United States are exempt from income tax under the Approved Enterprise Tax Holiday in Israel.

Liquidity and Capital Resources

Since our inception until our initial public offering in February 2007, we have financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005. In August 2005, we entered into an agreement with a financial institution to provide us with a line of credit of up to approximately $5.0 million for general working capital requirements. The line of credit was not utilized and on June 30, 2007, the agreement expired.

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

As of December 31, 2007, our principal source of liquidity consisted of cash and cash equivalents of approximately $100.7 million and short-term investments of approximately $52.2 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities, will be sufficient to fund our operations over the next 12 months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily for increased headcount, and capital expenditures to support our infrastructure and growth.

Operating Activities

Net cash generated by our operating activities amounted to approximately $25.9 million in the year ended December 31, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $35.6 million, an increase of approximately $4.8 million in accrued liabilities primarily associated with payroll and other payables and an increase of approximately $2.2 million in accounts payable, offset by an increase in accounts receivables, net of approximately $7.2 million and an increase in inventory of approximately $1.3 million. Furthermore, net cash generated by operating activities was net income adjusted for non-cash items of approximately $3.6 million for share-based compensation and $2.1 million for depreciation and amortization offset by an increase in deferred taxes of $12.1 million and gains on investments of $2.3 million.

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

Investing Activities

Net cash used in investing activities was approximately $54.7 million in the year ended December 31, 2007. Cash used in investment activities was primarily attributable to purchases of short-term investments of $151.5 million and purchases of property and equipment of $4.0 million, offset by the maturity and sale of short-term investments of $101.6 million.

Net cash used in investing activities was approximately $569,000 in the year ended December 31, 2006. Cash used in investment activities was primarily attributable to purchases of property and equipment and severance-related insurance policies of $747,000 and $472,000, respectively, offset by the partial return of a tenancy security deposit of $650,000 that was no longer restricted due to the renegotiation of the tenancy agreement.

Net cash generated by investment activities was approximately $462,000 in the year ended December 31, 2005 and was primarily attributable to net sales and maturities of marketable securities (net of purchases) of $1.6 million, offset by purchases of property and equipment of $1.0 million and severance-related insurance policies of $0.2 million.

Financing Activities

Net cash provided by financing activities was approximately $108.8 million in the year ended December 31, 2007. Cash provided by financing activities was attributable to the proceeds from the initial public offering of $106.0 million, proceeds from the exercise of share options and warrants of $3.5 million and an excess tax benefit from share based compensation of $1.5 million, offset by principal payments on capital lease obligations of $2.1 million.

Net cash used in financing activities was approximately $292,000 in the year ended December 31, 2006. Cash used in financing activities was attributable to proceeds from the exercise of share options and warrants of $1.4 million, offset by principal payments on capital lease obligations of $0.3 million and payments on deferred public offering costs of $1.4 million.

Our financing activities generated approximately $174,000 in 2005 and were attributable to proceeds from the exercise of share options of $342,000, partially offset by principal payments on capital lease obligations of $168,000.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years
	(In thousands)

Commitments under capital lease	$3,169	$1,560	$1,135	$474
Non-cancelable operating lease commitments	5,027	1,935	2,319	773
Purchase commitments	5,744	5,744	—	—

Total	$13,940	$9,239	$3,454	$1,247

At December 31, 2007, we have no contractual obligations expected to have an effect on our liquidity and cash flow in periods beyond five years.

For purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

As of December 31, 2007, our unrecognized tax benefits totaled approximately $1,139,000, which would reduce our income tax expense and effective tax rate, if recognized.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 159 will not be material on our consolidated financial statements.

In June 2007 the FASB ratified Emerging Issuers Task Force No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for us on January 1, 2008. This standard is not expected to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2007, we did not have any off-balance sheet arrangements.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The recent decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis effecting the broader U.S. housing market, the financial services industry and global financial markets. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or may result in impairments in the future should the value of certain investments suffer a decline which is determined to be other than temporary. We do not currently believe that the impact of this credit crisis on the value of our marketable securities would be material or warrant a determination of an other than temporary write down.

Interest rate fluctuation risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non- government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 5% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign currency exchange risk

All of our sales are invoiced in U.S. dollars. The U.S. dollar is our functional and reporting currency. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and facilities and maintenance expenses are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel. At December 31, 2007, approximately $1.6 million of our monthly operating expenses were denominated in NIS. This amount may increase in the future due to hiring additional employees in Israel and expanding our facilities there.

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

Summary Quarterly Data — Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands except per share data)

Total revenues	$24,780	$22,664	$19,779	$16,855	$15,798	$13,422	$10,813	$8,506
Cost of revenues	(6,499)	(5,695)	(4,926)	(4,270)	(3,932)	(3,651)	(3,444)	(2,506)

Gross profit	18,281	16,969	14,853	12,585	11,866	9,771	7,369	6,000
Operating expenses:
Research and development	7,035	6,067	5,592	5,944	4,192	3,821	3,683	3,560
Sales and marketing	3,650	3,294	3,004	2,791	2,855	2,122	2,173	1,785
General and administrative	1,762	1,607	1,503	1,357	1,160	926	792	826

Total operating expenses	12,447	10,968	10,099	10,092	8,207	6,869	6,648	6,171

Income (loss) from operations	5,834	6,001	4,754	2,493	3,659	2,902	721	(171)
Other income (expense), net	1,807	1,432	1,780	957	206	101	(3)	134

Income (loss) before taxes on income	7,641	7,433	6,534	3,450	3,865	3,003	718	(37)
Benefit from (provision for) taxes on income(1)	12,084	(461)	(929)	(164)	(30)	(148)	(69)	(54)

Net income (loss)	$19,725	$6,972	$5,605	$3,286	$3,835	$2,855	$649	$(91)

Net income (loss) attributable to ordinary shareholders	$19,725	$6,972	$5,605	$3,286	$298	$0	$135	$(135)

Net income (loss) per share — basic	0.64	0.23	0.19	0.16	0.04	0.00	0.02	(0.02)
Net income (loss) per share — diluted	$0.60	$0.21	$0.17	$0.15	$0.03	$0.00	$0.02	$(0.02)

(1)	See Notes 1 and 10 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of benefit (provision) for taxes on income.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2007 were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

We will consider further actions and continue to evaluate the effectiveness of our disclosure controls and internal controls and procedures on an ongoing basis, taking corrective action as appropriate. Management does not expect that disclosure controls and procedures or internal controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable and not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. While management believes that its disclosure controls and procedures provide reasonable assurance that fraud can be detected and prevented, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2007.

The certifications of our Principal Executive Officer and Principal Financial Officer attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2007, and is incorporated in this report by reference.

Our written Code of Business Conduct and Ethics applies to all of our directors and employees, including our executive officers. The Code of Business Conduct and Ethics is available on our website at http://www.mellanox.com. Changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

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

1. Financial Statements.  The following financial statements of the Company and reports of the independent registered public accounting firms are included in this report:

All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits.  The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.
4	.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(4)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(5)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(6)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(7)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(8)(9)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated September 10, 2001.
10	.6(10)	Net Lease Agreement between S.I. Hahn, LLC and Mellanox Technologies, Inc., dated January 1, 2002.
10	.7(11)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.8(12)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.9(13)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.10(14)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.11(15)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.12(16)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10.13		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10.14		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
14	.1(17)	Code of Business Conduct and Ethics.
21	.1(18)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(8)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(11)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(14)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(15)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(16)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(17)	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(18)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiary at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2008

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$100,650	$20,570
Short-term investments	52,231	—
Restricted cash	709	678
Accounts receivable, net	17,353	10,141
Inventories	5,396	4,079
Deferred taxes	12,312	288
Prepaid expenses and other	1,509	2,182

Total current assets	190,160	37,938

Property and equipment, net	8,449	2,588
Severance assets	3,152	2,284
Intangible assets, net	395	167
Other long-term assets	244	124

Total assets	$202,400	$43,101

LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	6,703	4,490
Other accrued liabilities	11,282	6,426
Capital lease obligations, current	1,560	420
Other liabilities, current	—	1,156

Total current liabilities	19,545	12,492

Accrued severance	4,058	2,940
Capital lease obligations	1,609	541
Other long-term obligations	71	96

Total liabilities	25,283	16,069

Commitments and contingencies (Note 6)
Mandatorily redeemable convertible preferred shares: Series D, NIS 0.0175 par value, 6,484 shares authorized, 4,838 shares issued and outstanding; liquidation preference of $83,954, at December 31, 2006	—	55,759
Convertible preferred shares: Series A-1/2, NIS 0.0175 par value, 4,571 shares authorized, 4,343 shares issued and outstanding, liquidation preference of $7,600; Series B-1/2, NIS 0.0175 par value, 2,286 shares authorized, 2,225 shares issued and outstanding, liquidation preference of $25,737; Series C, NIS 0.01 par value, 231 shares authorized, 231 shares issued and outstanding, liquidation preference of $3,000, at December 31, 2006	—	36,338

Shareholders’ equity (deficit)
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 31,040 and 7,862 shares issued and outstanding at December 31, 2007 and 2006, respectively	128	32
Additional paid-in capital	210,618	4,174
Accumulated other comprehensive income	54	—
Accumulated deficit	(33,683)	(69,271)

Total shareholders’ equity (deficit)	177,117	(65,065)

Total liabilities, convertible preferred shares and shareholders’ equity (deficit)	$202,400	$43,101

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands except per share data)

Total revenues	$84,078	$48,539	$42,068
Cost of revenues	(21,390)	(13,533)	(15,203)

Gross profit	62,688	35,006	26,865

Operating expenses:
Research and development	24,638	15,256	13,081
Sales and marketing	12,739	8,935	7,395
General and administrative	6,229	3,704	3,094

Total operating expenses	43,606	27,895	23,570

Income from operations	19,082	7,111	3,295
Other income, net	5,976	438	326

Income before taxes on income	25,058	7,549	3,621
Benefit from (provision for) taxes on income	10,530	(301)	(462)

Net income	$35,588	$7,248	$3,159

Accretion of Series D mandatorily redeemable convertible preferred shares	—	(176)	(166)
Income allocable to preferred shareholders	—	(6,774)	(2,993)

Net income attributable to ordinary shareholders	$35,588	$298	$0

Net income per share attributable to ordinary shareholders — basic	$1.28	$0.04	$0.00

Net income per share attributable to ordinary shareholders — diluted	$1.18	$0.03	$0.00

Shares used in computing income per share attributable to ordinary shareholders:
Basic	27,827	7,709	7,520
Diluted	30,201	9,683	9,091

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily
	Redeemable							Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Ordinary Shares		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
	(In thousands, except share data)

Balance at December 31, 2004	4,838,482	$55,417	6,799,192	$36,338	7,303,275	$29	$2,246	$(3)	$(79,678)	$(77,406)
Comprehensive income Net income	—	—	—	—	—	—	—	—	3,159	3,159
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	3	—	3

Comprehensive net income	—	—	—	—	—	—	—	—	—	3,162
Accretion of mandatorily redeemable convertible preferred shares	—	166	—	—	—	—	(166)	—	—	(166)
Share-based compensation	—	—	—	—	—	—	31	—	—	31
Exercise of share options	—	—	—	—	351,865	1	341	—	—	342

Balance at December 31, 2005	4,838,482	$55,583	6,799,192	$36,338	7,655,140	$30	$2,452	$—	$(76,519)	$(74,037)

Net income	—	—	—	—	—	—	—	—	7,248	7,248
Accretion of mandatorily redeemable convertible preferred shares	—	176	—	—	—	—	(176)	—	—	(176)
Share-based compensation	—	—	—	—	—	—	469	—	—	469
Exercise of share options	—	—	—	—	108,908	1	269	—	—	270
Exercise of warrants	—	—	—	—	97,694	1	1,129	—	—	1,130
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	31	—	—	31

Balance at December 31, 2006	4,838,482	$55,759	6,799,192	$36,338	7,861,742	$32	$4,174	$—	$(69,271)	$(65,065)

Comprehensive income Net income	—	—	—	—	—	—	—	—	35,588	35,588
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	54	—	54

Comprehensive net income	—	—	—	—	—	—	—	—	—	35,642
Conversion of preferred shares into ordinary shares	(4,838,482)	(55,759)	(6,799,192)	(36,338)	15,035,712	62	92,035	—	—	92,097
Issuance of ordinary shares in connection with initial public offering, net	—	—	—	—	6,900,000	29	105,924	—	—	105,953
Share-based compensation	—	—	—	—	—	—	3,564	—	—	3,564
Exercise of share options	—	—	—	—	1,180,522	5	2,594	—	—	2,599
Issuance of stock pursuant to employee stock purchase plan	—	—	—	—	62,133	—	851	—	—	851
Income tax benefit from stock options exercised	—	—	—	—	—	—	1,471	—	—	1,471
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	5	—	—	5

Balance at December 31, 2007	—	$—	—	$—	31,040,109	$128	$210,618	$54	$(33,683)	$177,117

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$35,588	$7,248	$3,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,132	1,954	1,730
Deferred income taxes	(12,143)	(201)	10
Share-based compensation expense	3,564	469	31
Gain on sale of investments	(2,328)	—	—
Changes in assets and liabilities:
Accounts receivable, net	(7,212)	(2,198)	(3,192)
Inventories	(1,317)	(48)	(2,339)
Prepaid expenses and other assets	644	(313)	(191)
Accounts payable	2,213	285	543
Accrued liabilities and other payables	4,798	1,885	1,019

Net cash provided by operating activities	25,939	9,081	770

Cash flows from investing activities:
Purchase of severance-related insurance policies	(868)	(472)	(187)
Purchase of short-term investment	(151,465)	—	—
Proceeds from sales and maturities of short-term investments	101,616	—	1,611
Purchase of property and equipment	(3,960)	(747)	(962)
Return of (purchase of) restricted cash deposit	(3)	650	—

Net cash provided by (used in) investing activities	(54,680)	(569)	462

Cash flows from financing activities:
Proceeds from initial public offering, net	105,953	—	—
Principal payments on capital lease obligations	(2,053)	(308)	(168)
Payments on deferred public offering costs	—	(1,384)	—
Proceeds from exercise of share awards and warrants	3,450	1,400	342
Excess tax benefit from share-based compensation	1,471	—	—

Net cash provided by (used in) financing activities	108,821	(292)	174

Net increase in cash and cash equivalents	80,080	8,220	1,406
Cash and cash equivalents at beginning of period	20,570	12,350	10,944

Cash and cash equivalents at end of period	$100,650	$20,570	$12,350

Supplemental disclosures of cash flow information
Interest paid	$92	$3	$21

Income taxes paid	$275	$291	$460

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$(3,966)	$(774)	$(403)

Acquisition of intangible assets	$(295)	$(194)	$—

Disposal of tangible assets	$—	$42	$—

Accretion on mandatorily redeemable convertible preferred shares	$—	$176	$166

Preferred shares converted into ordinary shares	$92,097	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2007 the Company maintained a balance of approximately $709,000 that represents tenants’ security deposits in Israel that are restricted due to the tenancy agreement.

The restricted deposits in Israel are presented at their cost, including accrued interest at rates of approximately 5% per annum.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, accounts receivable, accounts payable and other accrued liabilities are carried at cost, which approximates their fair value because of the short-term nature of these instruments. Please see Note 3 — “Short-term investments” regarding the fair value of short-term investments.

Short-term investments

The Company’s short-term investments, which are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are primarily invested in marketable government agency obligations and commercial papers.

Short-term investments are reported at fair value at December 31, 2007 and 2006. Unrealized gains or losses are recorded in stockholders’ equity and included in “Accumulated other comprehensive income.” Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended
	December 31,
	2007	2006	2005

Hewlett-Packard	19%	12%	*
Voltaire	15%	18%	12%
Cisco	11%	14%	44%
QLogic	11%	11%	*

*	Less than 10%

At December 31, 2007, Voltaire, Hewlett-Packard and IBM accounted for 16%, 11% and 11%, respectively, of the Company’s total accounts receivable.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets over three years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The provisions of EITF Issue No. 00-21 apply to sales arrangements with multiple elements that include a combination of hardware and services. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The amount and impact on our consolidated financial statements of undelivered elements have historically been insignificant.

In accordance with Emerging Issuers Task Force (EITF) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

Product warranty

The Company typically offers a limited warranty for its products for periods of up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the years ended December 31, 2007, 2006 and 2005, are as follows:

	December 31,
	2007	2006	2005
	(In thousands)

Balance, beginning of the period	$528	$517	$250
New warranties issued during the period	497	340	817
Adjustments due to changes in estimates during the period	—	(44)	—
Settlements during the period	(321)	(285)	(550)

Balance, end of the period	$704	$528	$517

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Gross research and development operating expenses	$24,638	$15,256	$13,124
Reduction due to OCS grants during the period	—	—	(43)

Total research and development operating expenses reported in the Statements of Consolidated Operations	$24,638	$15,256	$13,081

Advertising

Cost related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense was approximately $141,000, $85,000 and $7,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Share-based compensation

The Company maintains performance incentive plans under which incentive and non-qualified share options are granted primarily to employees and non-employee consultants. Prior to January 1, 2006, the Company accounted for share-based compensation for non-employee consultants in accordance with SFAS No. 123, “Accounting for Share-based Compensation,” and Financial Accounting Standards Board Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN 28”). FIN 28 provides for accelerated recognition of expense over the option vesting period. Prior to January 1, 2006, the Company accounted for share-based compensation for employees in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under APB No. 25, share-based compensation expense is recognized over the vesting period of the option to the extent that the fair value of the share exceeds the exercise price of the share option at the date of the grant.

In December 2004, the Financial Accounting Standards Board (FASB) issued a revision of SFAS No. 123. The revision is referred to as SFAS No. 123(R), “Share-based Payment,” which supersedes APB No. 25 and requires companies to expense share-based compensation using a fair-value based method for costs related to share-based payments, including share options and shares issued under the Company’s employee share option plans. Under this standard, the fair value of each employee share option is estimated on the date of grant using an options pricing model. The Company currently uses the Black-Scholes valuation model to estimate the fair value of its share-based payments. The unrecognized compensation amount calculated under the fair-value method will then be recorded as compensation expense over the respective requisite period of the share option, which is generally the vesting period.

The Company adopted SFAS No. 123R using the modified prospective transition method and consequently has not retroactively adjusted results from prior periods. Share-based compensation expense recognized in the Company’s financial statements starting on January 1, 2006 and thereafter is based on awards that are expected to vest. These amounts have been reduced by using an estimated forfeiture rate. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company evaluates the assumptions used to value share awards on a quarterly basis. The benefits of tax deductions in excess of recognized compensation cost is reported as a cash flow from financing activities.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent that the Company grants additional equity securities to employees, share-based compensation expense will be increased by the additional compensation resulting from those additional grants.

Comprehensive income

Comprehensive income, as defined in SFAS No. 130, “Reporting Comprehensive Income,” includes all changes in shareholders’ equity (deficit) during a period from non-owner sources. The Company had unrealized gains of $54,000 and $3,000 during the years ended December 31, 2007 and 2005, respectively, as a result of changes in value of marketable securities that were categorized as available-for-sale. The Company had no unrealized gains or losses during the year ended December 31, 2006.

Foreign currency translation

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operaions as part of “Other income, net”.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net income	$35,588	$7,248	$3,159

Accretion of Series D mandatorily redeemable convertible preferred shares	—	(176)	(166)
Income allocable to preferred shareholders	—	(6,774)	(2,993)

Net income attributable to ordinary shareholders	$35,588	$298	$0

Basic and diluted shares:
Weighted average ordinary shares outstanding	27,827	7,713	7,529
Weighted average unvested ordinary shares subject to repurchase	—	(4)	(9)

Shares used to compute basic net income per share	27,827	7,709	7,520

Effect of dilutive securities
Ordinary share options	2,365	1,974	1,571
Contingently issuable shares	9	—	—

Dilutive potential ordinary shares	2,374	1,974	1,571

Shares used to compute diluted net income per share	30,201	9,683	9,091

Net income per share attributable to ordinary shareholders — basic	$1.28	$0.04	$0.00

Net income per share attributable to ordinary shareholders — diluted	$1.18	$0.03	$0.00

The following table sets forth potential ordinary shares that are not included in the diluted net income per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated:

	December 31,
	2007	2006	2005
	(In thousands)

Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	—	6,799	6,799
Convertible preferred shares (Series D) upon conversion to ordinary shares	—	4,838	4,838
Warrants to purchase ordinary shares	—	725	725
Options to purchase ordinary shares	597	233	187

	597	12,595	12,549

Segment reporting

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups,

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about geographic areas in which the Company earns revenues and holds assets and about major customers. The Company has one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products (see Note 11, “Segment Information”).

Income taxes

To prepare the Company’s consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company’s actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company’s consolidated balance sheet.

The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meets the “more likely than not” criteria established by SFAS No. 109, “Accounting for Income Taxes”. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007, balance of accumulated deficit. As of December 31, 2007, our unrecognized tax benefits totaled approximately $1,139,000.

Recent accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the company as of January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 157 will not be material on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS No. 159, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective for us on January 1, 2008. We expect that the financial impact, if any, of the adoption of SFAS No. 159 will not be material on our consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for us on January 1, 2008. This standard is not expected to have a material impact on our consolidated financial statements.

NOTE 2 —	BALANCE SHEET COMPONENTS:

	December 31,
	2007	2006
	(In thousands)

Cash and cash equivalents:
Cash	$8,028	$8,212
Money market funds	4,330	2,585
Government agency discount notes	58,735	—
Commercial papers	29,557	—
Repurchase agreements	—	9,773

	$100,650	$20,570

Accounts receivable, net:
Accounts receivable	$17,539	$10,248
Less: allowance for doubtful accounts	(186)	(107)

	$17,353	$10,141

Inventories:
Raw materials	$642	$692
Work-in-process	1,379	1,492
Finished goods	3,375	1,895

	$5,396	$4,079

Prepaid expense and other:
Prepaid expenses	$512	$223
Deferred public offering costs	—	1,827
Federal taxes recoverable	914	13
Other	83	119

	$1,509	$2,182

Property and equipment, net:
Computer equipment and software	$24,030	$16,580
Furniture and fixtures	1,146	793
Leasehold improvements	666	543

	25,842	17,916
Less: Accumulated depreciation and amortization	(17,393)	(15,328)

	$8,449	$2,588

Depreciation expense totaled approximately $2,065,000, $1,260,000, $1,063,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2007	2006
	(In thousands)

Other accrued liabilities:
Payroll and related expenses	$5,311	$2,618
Professional services	1,418	1,927
Royalties	1,233	526
Warranty	704	528
Income tax payable	997	181
Sales commissions	888	519
Other	731	127

	$11,282	$6,426

Other long-term obligations:
Federal income tax payable	$64	$64
Other	7	32

	$71	$96

NOTE 3 — SHORT-TERM INVESTMENTS:

At December 31, 2007 the Company had available-for-sale securities, as follows:

	December 31, 2007
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)

Money market funds	$4,330	$—	$4,330
Commercial papers	40,947	23	40,970
Government agency discount notes	99,522	31	99,553

Total investments in marketable securities	144,799	54	144,853
Less amounts classified as cash equivalents	(92,622)	—	(92,622)

	$52,177	$54	$52,231

The Company had no short-term investments at December 31, 2006.

The contractual maturities of marketable securities classified as short-tem investments at December 31, 2007 are due in one year or less. Realized gains upon the sale of marketable securities were approximately $2,328,000.

NOTE 4 —	INTANGIBLE ASSETS:

	December 31,
	2007	2006
	(In thousands)

Licensed technology	$489	$194
Less: Accumulated amortization	(94)	(27)

	$395	$167

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense of intangible assets totaled approximately $67,000, $694,000 and $667,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NOTE 5 —	EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective January 2000, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit of $15,000 for the year ended December 31, 2007, subject to certain limitations. The Company has not made discretionary matching contributions to the 401(k) Plan on behalf of employees through 2007.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The severance pay liability of the Company to its Israeli employees is based upon the number of years of service and the latest monthly salary. The Company partially funds this liability through the purchase of insurance policies. Once an amount is contributed, the Company generally does not have access to those assets except for use in fulfillment of its severance obligation.

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

At December 31, 2007, the severance liability and severance assets totaled approximately $4,058,000 and $3,152,000, respectively. At December 31, 2006, the severance liability and severance assets totaled approximately $2,940,000 and $2,284,000, respectively.

NOTE 6 —	COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and motor vehicles under operating leases with various expiration dates through 2011. Rent expense was $1,260,000, $1,020,000 and $1,130,000 for the years ended December 31, 2007, 2006 and 2005 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has entered into capital lease agreements for the electronic design automation software. The total amount of assets under capital lease agreements within “Property and equipment, net” was approximately $5,271,000 and $1,370,000 for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $8,200,000. For the years ended December 31, 2007 and 2006, the accumulated amortization for assets under

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital lease agreements totaled approximately $1,418,000 and $438,000, respectively. At December 31, 2007, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands)

2008	$1,572	$1,935	$157
2009	701	1,353	40
2010	444	966	—
2011	316	773	—
2012	158	—	—

Total minimum lease payments and sublease income	3,191	$5,027	$197

Less: Amount representing interest	(22)

Present value of capital lease obligations	3,169
Less: Current portion	(1,560)

Long-term portion of capital lease obligations	$1,609

Purchase commitments

At December 31, 2007, the Company had non-cancelable purchase commitments of $5.7 million expected to be paid within one year. At December 31, 2007, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

Royalty obligations

Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the “BIRD Foundation”). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of “qualifying” product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the “qualifying” products, no additional amounts are required to be paid. At December 31, 2007, the Company had repaid / accrued approximately $518,000 to the BIRD Foundation, and the contingent liability in respect of royalties payable is approximately $382,000.

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

The terms of OCS grants generally prohibit the manufacture of products developed with OCS funding outside of Israel without the prior consent of the OCS. The OCS has approved the manufacture outside of Israel by the Company of its IC products, subject to an undertaking by the Company to pay the OCS royalties on the sales of the Company’s OCS-supported products until such time as the total royalties paid equal 120% of the amount of OCS grants.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2007, the Company had repaid / accrued approximately $2,973,000 to the OCS, and the maximum amount of the contingent liability in respect of royalties payable to the OCS is approximately $256,000.

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

NOTE 7 —	MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONVERTIBLE PREFERRED SHARES:

All outstanding preferred shares were converted into ordinary shares upon the closing of our initial public offering on February 7, 2007.

Convertible preferred shares at December 31, 2006, consisted of the following:

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

Voting

The holders of Series A-1 convertible preferred shares (“Series A-1”), Series B-1 convertible preferred shares (“Series B-1”), Series C convertible preferred shares (“Series C”) and Series D mandatorily redeemable convertible preferred shares (“Series D”) had voting rights based on the number of ordinary shares into which the Series A-1, Series B-1, Series C and Series D shares were convertible. The holders of Series A-2 convertible preferred shares (“Series A-2” and together with Series A-1, “Series A”) and Series B-2 convertible preferred shares (“Series B-2”

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and together with Series B-1, “Series B”) had no voting rights. Certain voting rights of the holders of the preferred shares applied with respect to certain matters, as specified in the Company’s amended and restated articles of association in effect prior to the initial public offering. The Company had to obtain approval from the holders of a majority of the Series A-1, Series B-1, Series C and Series D shares, voting together as a single class, to increase the authorized number of directors (unless such increase is approved by at least 75% of the board of directors) or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity. The Company had to obtain approval from the holders of 67% of the Series A-1, Series B-1 and Series C, voting together as a single class, to: increase the number of authorized preferred shares; authorize, create or issue any securities senior to the preferred shares; alter the amended and restated articles of association in a manner that adversely affects the preferred shares; repurchase or redeem any ordinary shares other than in connection with termination of employment; or pay any dividends on the ordinary shares. The Company had to obtain approval from the holders of a majority of the Series D shares to: change the authorized number of directors; increase or decrease the number of authorized ordinary shares or preferred shares; authorize, create or issue any securities on parity with or senior to the Series D shares; alter the amended and restated articles of association; alter the rights, preferences, privileges or restrictions of the Series D shares in a manner that adversely affects such shares; repurchase or redeem any ordinary shares or preferred shares other than in connection with termination of employment or the redemption of the Series D shares in accordance with the amended and restated articles of association; pay any dividends on the ordinary shares or preferred shares; or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity.

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

Conversion

Each share of Series A, Series B, Series C and Series D was, at the option of the holder of such share, at any time, convertible into one ordinary share, subject to certain adjustments. The outstanding Series A, Series B, Series C and Series D shares would automatically convert into ordinary shares upon the closing of an underwritten

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

public offering with at least $15 million (in the case of the Series A) and $50 million (in the case of the Series B, Series C and Series D) in net proceeds to the Company, and an offering price per share of at least $5.25 (in the case of the Series A) and $28.93 (in the case of the Series B, Series C and Series D), subject in each case to adjustments for share splits, dividends, reclassifications and the like (a “Qualified IPO”). In addition, the Series A, Series B, Series C and Series D would be automatically converted into ordinary shares upon the affirmative vote of the holders of the majority of the issued and outstanding Series D shares (including the vote of Bessemer Venture Partners for so long as Bessemer Venture Partners continues to hold at least 324,285 Series D shares) in connection with the consummation of an underwritten public offering in which the offering price per share is less than $28.93 (subject to adjustments for share splits, dividends, reclassifications and the like) or in connection with a liquidation transaction, as described in the Company’s amended and restated articles of association. In addition, the Series A-2 and Series B-2 shares would be converted to Series A-1 and Series B-1 shares upon the transfer of such shares to a bona fide purchaser unaffiliated with the transferor or immediately prior to the consummation of a Qualified IPO.

Anti-dilution adjustments

The Series D would be protected against dilution if the Company issued any capital shares or securities convertible into or exchangeable for capital shares at a price per share less than the price per share paid by the holders of the Series D, in which case such adjustment would be on a full-ratchet basis. In addition, the per share conversion rate of the Series D was determined by multiplying $11.57, as adjusted for share splits, by 2.5, and dividing by the $17.00 price per share paid in the offering. Therefore, the holders of the Series D received 1.7011 ordinary shares for each share of Series D converted in connection with the initial public offering. The adjustment to the Series D conversion price did not trigger any other antidilution adjustments, nor did it trigger any rights of first offer or other preemptive rights.

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

The Series D shares were required to be redeemed by the Company upon the request of holders of a majority of the outstanding Series D shares at any time after September 30, 2007. The shares were required to be redeemed by the Company at a price equal to the original issue price and declared but unpaid dividends. The difference between the carrying value of the Series D shares and their redemption value was accreted using the effective interest method through the initial public offering.

Warrants

In conjunction with the issuance of the Series D shares, the holders of Series D shares received warrants to purchase an aggregate of 725,730 ordinary shares at an exercise price of $11.57 per share. The warrants were recorded as a component of the shareholders’ deficit at a fair value of approximately $54,000 on the date of issuance. The fair value was estimated by using the Black-Scholes option-pricing model. Assumptions used in the model included a risk-free interest rate of 4.02%, term to maturity of 5 years, 50% volatility and 0% dividend yield.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The warrants were exercisable for a period ending at the earlier of an IPO, a merger or liquidation or October 2006 or November 2006, as the case may be. At December 31, 2006, warrants had been exercised for 98,551 ordinary shares and warrants to purchase the remaining 627,179 ordinary shares expired unexercised. There were no outstanding warrants at December 31, 2007.

NOTE 8 —	ORDINARY SHARES:

On February 1, 2007, the Company’s amended and restated articles of association authorize the Company to issue 137,142,857 ordinary shares of nominal value new Israeli shekels (“NIS”) 0.0175 each. A portion of the shares sold prior to the initial public offering were subject to a right of repurchase by the Company subject to vesting, which is generally over a four-year period from the earlier of issuance date or employee hire date, as applicable, until vesting is complete.

NOTE 9 —	SHARE OPTION PLANS:

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

Share options granted to U.S. employees under the 1999 Plan include an early exercise option, pursuant to which unvested options can be exercised and the related shares received are subject to a repurchase right held by the Company. The related shares are considered issued and outstanding for accounting purposes but are not deemed exercised until the Company’s repurchase right expires. Accordingly, the Company accounts for the cash received in consideration for the early exercised options as a liability. The purchase price of the early exercised shares subject to the Company’s repurchase right is equal to the original exercise price of the share options. The Company’s repurchase right lapses as the early exercised shares vest. At December 31, 2006 and 2005, 3,787 and 8,571 ordinary shares, respectively, were subject to repurchase. At December 31, 2007, no ordinary shares were subject to repurchase.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the Plans, the Global Plan and other share-based arrangements:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price

Outstanding at December 31, 2004	1,645,179	3,765,018	$1.69
Options granted	(1,399,142)	1,399,142	$5.91
Options exercised	—	(354,485)	$0.99
Options repurchased	2,627	—	$2.38
Options canceled	221,758	(221,758)	$1.54

Outstanding at December 31, 2005	470,422	4,587,917	$3.04
Options increased to plan	342,857	—	—
Options granted	(1,106,093)	1,106,093	$9.12
Options exercised	—	(108,908)	$2.65
Options canceled	418,287	(418,287)	$5.02

Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options increased to plan	3,428,571	—	—
Options granted	(2,253,878)	2,253,878	$18.32
Options exercised	—	(1,180,522)	$2.20
Options canceled	210,645	(210,645)	$9.24

Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68

The weighted average fair value of options granted was approximately $11.26, $6.48 and $0.90 for the years ended December 31, 2007, 2006 and 2005, respectively. The following tables provide additional information about all options outstanding and exercisable at December 31, 2007:

	Options Outstanding at			Options Exercisable at
	December 31, 2007			December 31, 2007
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price

$ 0.18 - $ 1.16	348,114	2.21	$0.76	348,114	$0.76
$ 1.30 - $ 1.30	721,936	3.30	$1.30	721,936	$1.30
$ 1.47 - $ 3.50	801,866	5.62	$2.49	792,005	$2.48
$ 3.85 - $ 6.65	959,542	7.66	$5.82	655,768	$5.79
$ 7.44 - $ 8.93	77,425	8.34	$8.35	32,525	$8.29
$ 9.19 - $ 9.19	905,530	8.62	$9.19	418,204	$9.19
$14.95 - $17.97	556,154	9.44	$16.94	8,081	$17.26
$18.22 - $18.22	1,000,950	9.96	$18.22	—	—
$18.43 - $20.05	548,209	9.60	$19.36	8,888	$18.43
$21.50 - $21.50	109,798	9.50	$21.50	—	—

$ 0.18 - $21.50	6,029,526	7.46	$9.68	2,985,521	$2.59

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the 2,985,521 options exercisable at December 31, 2007, 2,614,137 options were fully vested and 371,384 were unvested but exercisable by U.S. employees under the 1999 Plan.

The total pretax intrinsic value of options exercised in 2007 was $20.1 million. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of our ordinary shares of $18.22 on December 31, 2007, the total pretax intrinsic value of all outstanding options was $52.8 million. The total pretax intrinsic value of exercisable options at December 31, 2007 was $43.0 million.

Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. In 2007, 62,133 shares were issued under this plan at average per share prices of $13.69. At December 31, 2007, 509,295 shares were available for future issuance under the ESPP.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the years ended December 31, 2007 and 2006:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	Year Ended December 31,		Year Ended December 31,
	2007	2006	2007	2006

Dividend yield, %	—	—	—	—
Expected volatility, %	62.1	78.0	58.3	—
Risk free interest rate, %	4.12	5.43	4.71	—
Expected life, years	6.25	6.25	0.53	—
Estimated forfeiture rate, %	9.25	9.80	—	—

Had compensation cost for the Company’s share-based compensation plan been determined prior to January 1, 2006 based on the fair value at the grant dates for the awards under the minimum-value method prescribed by SFAS No. 123, the Company’s net income would have been decreased to the pro forma amounts indicated below:

Year Ended
December 31, 2005
(In thousands,
except per share
data)

Net income as reported:	$3,159
Add total employee share-based compensation included in the determination of net income	17
Deduct total employee share-based compensation determined under minimum-value method	(192)

Net income pro forma:	$2,984

Shares used to compute basic income per share	7,520
Shares used to compute diluted income per share	9,091
Net income per share attributable to ordinary shareholders — pro forma basic and diluted	$0.00

Pro forma disclosures for the years ended December 31, 2007 and 2006 are not presented because share-based compensation was accounted for under SFAS No. 123(R)’s fair-value method during this period.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Share-based compensation expense by caption:
Cost of goods sold	$87	$12	$0
Research and development	2,069	193	0
Sales and marketing	864	187	16
General and administrative	544	77	15

Total share-based compensation expense	$3,564	$469	$31

Share-based compensation expense by type of award:
Stock options	$3,000	$469	$31
ESPP	564	—	—

Total share-based compensation expense	$3,564	$469	$31

At December 31, 2007, there was $23.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.22 years.

NOTE 10 —	INCOME TAXES:

The components of income before income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

United States	$1,416	$806	$498
Foreign	23,642	6,743	3,123

Income before income taxes	$25,058	$7,549	$3,621

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current:
U.S. federal	$662	$471	$394
State and local	232	32	26
Foreign	719	—	0

	1,613	503	420

Deferred:
U.S. federal	$(54)	$(174)	$36
State	2	(28)	6
Foreign	(12,091)	—	—

	(12,143)	(202)	42

Provision for (benefit from) taxes on income	$(10,530)	$301	$462

At December 31, 2007 and 2006, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss and credit carryforwards	$12,002	$14,827
Research and development costs	2,326	4,143
Reserves and accruals	593	515
Depreciation and amortization	8	7

Gross deferred tax assets	14,929	19,492
Valuation allowance	(2,491)	(19,197)

Deferred tax assets, net	12,438	295
Deferred tax liabilities	—	—

Net deferred tax assets	$12,438	$295

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Management believes that historical profitability combined with the expectation of future profitability supports the future realization of certain deferred tax assets and accordingly, released the valuation allowance for certain foreign deferred tax assets. During the year 2007, the valuation allowance decreased by $16.7 million due to release of the valuation allowance on certain deferred tax assets and changes to loss carryforwards partially offset by an increase as a result of foreign tax net losses from traded securities sustained during the year.

At December 31, 2007 we had state and foreign net operating loss carryforwards of approximately $16.8 million and $70.0 million, respectively. If unutilized, the state net operating loss will expire between the years 2012 and 2017. The foreign net operating losses have no expiration date. Included in these net operating losses carryforwards is $14.3 million related to stock option deductions.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Tax at statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	0.8	0.1	1.4
Meals and entertainment	0.4	0.1	0.3
Tax at rates other than the statutory rate	(30.1)	(30.2)	(20.6)
Share-based compensation	0.8	—	—
Changes in valuation allowance	(49.6)	—	—
Other, net	1.4	—	—

Provision for (benefit from) taxes	(42.3)%	4.0%	15.1%

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3. which requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123 (R) (termed the APIC Pool). The Company elected to use the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compare the fair value expense to the tax deduction received for each grant and aggregate the benefits and deficiencies to determine whether there is a hypothetical APIC pool (net tax benefit situation). For the year ended December 31, 2007, the Company recognized a tax benefit to APIC of $1.5 million.

The Company’s operations in Israel have been granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to the Company’s operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Yokneam operations to begin in 2009 and expire in 2018. Income that is attributable to the Company’s operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Tel Aviv operations to begin in 2009 and expire between the years 2013 and 2016.

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

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2007, our unrecognized tax benefits totaled approximately $1,139,000, which would reduce our income tax expense and effective tax rate, if recognized.

The following summarizes the activity related to our unrecognized tax benefits (in thousands):

Gross unrecognized tax benefits at January 1, 2007	$798
Increases in tax positions for prior years	—
Decreases in tax positions for prior years	(39)
Increases in tax positions for current year	380
Decreases in tax positions for current year	—

Gross unrecognized tax benefits at December 31, 2007	$1,139

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. For the year ended December 31, 2007 the amount of accrued interest or penalties related to unrecognized tax benefit totaled $9,000. For unrecognized tax benefits that exist at December 31, 2007, the Company does not anticipate any significant changes within the next twelve months.

We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2004 through 2007 tax returns are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Undistributed earnings of the Company subsidiary, Mellanox Technologies, Inc., are indefinitely reinvested in the respective operations. If there earnings were to be repatriated, the Company would be subject to additional tax.

NOTE 11 —	SEGMENT INFORMATION:

The Company operates in one reportable segment, the development, manufacturing, marketing and sales of InfiniBand semiconductor products. The Company’s chief operating decision maker is the CEO.

Revenues by geographic region are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

North America	$44,779	$28,711	$30,436
Israel	15,751	10,026	5,586
Europe	11,339	5,379	4,060
Asia	12,209	4,423	1,986

Total revenue	$84,078	$48,539	$42,068

Revenues by product group are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

IC/Semiconductors	$36,050	$19,395	$17,548
Cards	46,767	27,675	23,156
Options and miscellaneous other	1,261	1,469	1,364

Total revenue	$84,078	$48,539	$42,068

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tangible long-lived assets by geographic location are as follows:

	December 31,
	2007	2006
	(In thousands)

Israel	$8,175	$2,548
United States	274	40

Total tangible long-lived assets	$8,449	$2,588

NOTE 12 —	OTHER INCOME, NET:

Other income, net, is summarized in the following table:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest income	$6,452	$687	$149
Foreign exchange gains (losses)	(283)	(229)	100
Other	(193)	(20)	77

Total other income, net	$5,976	$438	$326

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

	Balance at	Charged (Credited)
	Beginning of	to Costs		Balance at
Description:	Year	and Expenses	Deductions(1)	End of Year
		(In thousands)

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$107	$79	$—	$186
Allowance for sales returns and adjustments	9	100	—	109

Total	$116	$179	$—	$295

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$95	$12	$—	$107
Allowance for sales returns and adjustments	—	9	—	9

Total	$95	$21	$—	$116

Year ended December 31, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$50	$45	$—	$95
Allowance for sales returns and adjustments	—	—	—	—

Total	$50	$45	$—	$95

(1)	Deductions for Allowance for doubtful accounts are for accounts receivable written-off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2008.

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

Signature	Title	Date

/s/ Eyal Waldman Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	March 24, 2008

/s/ Michael Gray Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	March 24, 2008

/s/ Rob S. Chandra Rob S. Chandra	Director	March 24, 2008

/s/ Irwin Federman Irwin Federman	Director	March 24, 2008

/s/ Thomas J. Riordan Thomas J. Riordan	Director	March 24, 2008

/s/ C. Thomas Weatherford C. Thomas Weatherford	Director	March 24, 2008

/s/ Amal Johnson Amal Johnson	Director	March 24, 2008

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.
4	.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(4)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(5)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(6)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(7)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(8)(9)	License Agreement between Vitesse Semiconductor Corporation and the Company, dated September 10, 2001.
10	.6(10)	Net Lease Agreement between S.I. Hahn, LLC and Mellanox Technologies, Inc., dated January 1, 2002.
10	.7(11)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.8(12)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.9(13)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.10(14)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.11(15)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.12(16)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10.13		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10.14		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokne’am, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
14	.1(17)	Code of Business Conduct and Ethics.
21	.1(18)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(8)	Confidential treatment granted as to certain portions, which portions, have been omitted and filed separately with the Securities and Exchange Commission.

(9)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(10)	Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(11)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(14)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(15)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(16)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(17)	Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(18)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.