Form 10-Q
period 2008-03-31
Mellanox Technologies, Ltd.
filed 2008-05-05
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period                      to
Commission File No. 001-33299
MELLANOX TECHNOLOGIES, LTD.
(Exact Name of Registrant as Specified in Its Charter)

ISRAEL (State or Other Jurisdiction of Incorporation or Organization)	98-0233400 (I.R.S. Employer Identification No.)

HERMON BUILDING, YOKNEAM, ISRAEL (Address of Principal Executive Offices)	20692 (Zip Code)
Registrant’s Telephone Number, Including Area Code: +972-4-909-7200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of March 31, 2008, was 31,172,768.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,475	$100,650
Short-term investments	93,157	52,231
Restricted cash	710	709
Accounts receivable, net	18,864	17,353
Inventories	5,401	5,396
Deferred taxes	10,256	12,312
Prepaid expenses and other	1,890	1,509

Total current assets	191,753	190,160
Property and equipment, net	8,495	8,449
Severance assets	3,596	3,152
Intangible assets, net	379	395
Other long-term assets	1,756	244

Total assets	$205,979	$202,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,694	$6,703
Other accrued liabilities	8,944	11,282
Capital lease obligations, current	1,075	1,560

Total current liabilities	14,713	19,545
Accrued severance	4,550	4,058
Capital lease obligations, net of current portion	1,342	1,609
Other long-term obligations	583	71

Total liabilities	21,188	25,283
Shareholders’ equity
Ordinary shares	132	128
Additional paid-in capital	213,574	210,618
Accumulated other comprehensive income	131	54
Accumulated deficit	(29,046)	(33,683)

Total shareholders’ equity	184,791	177,117

Total liabilities and shareholders’ equity	$205,979	$202,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Total revenues	$25,155	$16,855
Cost of revenues	(5,935)	(4,270)

Gross profit	19,220	12,585
Operating expenses:
Research and development	8,257	5,944
Sales and marketing	3,353	2,791
General and administrative	1,831	1,357

Total operating expenses	13,441	10,092
Income from operations	5,779	2,493
Other income, net	1,043	957

Income before taxes on income	6,822	3,450
Provision for taxes on income	(2,185)	(164)

Net income	$4,637	$3,286

Net income per share — basic	$0.15	$0.16

Net income per share — diluted	$0.14	$0.15

Shares used in computing income per share:
Basic	31,089	20,310
Diluted	32,790	22,657
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$4,637	$3,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	816	350
Deferred income taxes	2,056	—
Share-based compensation expense	1,874	598
Gain on sale of investments	(800)	(15)
Changes in assets and liabilities:
Accounts receivable, net	(1,511)	1,626
Inventories	(5)	(258)
Prepaid expenses and other assets	(394)	1,341
Accounts payable	(2,009)	(103)
Accrued liabilities and other payables	(1,334)	(131)

Net cash provided by operating activities	3,330	6,694

Cash flows from investing activities:
Purchase of severance-related insurance policies	(444)	(159)
Purchases of short-term investments	(73,544)	—
Maturities and sale of short-term investments	33,495	—
Return of restricted cash deposit	—	71
Purchase of property and equipment	(652)	(491)
Purchase of preferred stock	(1,500)	—

Net cash used in investing activities	(42,645)	(579)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	106,015
Principal payments on capital lease obligations	(946)	(136)
Proceeds from exercise of share awards and options	1,086	222

Net cash provided by financing activities	140	106,101

Net increase (decrease) in cash and cash equivalents	(39,175)	112,216
Cash and cash equivalents at beginning of period	100,650	20,570

Cash and cash equivalents at end of period	$61,475	$132,786

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2007 annual report on Form 10-K dated March 24, 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.
     Reverse share split
     On February 1, 2007, the Company effected a 1.75-to-1.0 reverse split of the Company’s ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of the Amended and Restated Articles of Association. All references to shares in the consolidated financial statements and the accompanying notes, including but not limited to the number of shares and per share amounts, unless otherwise noted, have been adjusted to reflect retroactively the Share Split. Previously awarded options and warrants to purchase the Company’s ordinary shares have also been retroactively adjusted to reflect the Share Split. On February 1, 2007, the Company also increased its authorized share capital to NIS 2,400,000, divided into a total of 123,570,572 ordinary shares and 13,572,285 preferred shares.
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
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2008	2007
Hewlett-Packard	12%	16%
IBM	12%	*
QLogic	12%	*
Cisco	*	26%
Voltaire	*	20%

*	Less than 10%
     At March 31, 2008, IBM accounted for 13% of the Company’s total accounts receivable.
     Short-term investments
     The Company’s short-term investments, which are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, are primarily invested in marketable government agency obligations and commercial papers.
     Short-term investments are reported at fair value at March 31, 2008 and 2007. Unrealized gains or losses are recorded in stockholders’ equity and included in “Accumulated other comprehensive income.” Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

     The contractual maturities of marketable securities classified as short-term investments at March 31, 2008 and 2007 are due in one year or less.
     Investment in preferred stock
     The Company has an investment in amount of $1.5 million in preferred stock of a privately-held company. This investment is recorded at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of this company. This investment is included in other long-term assets on the accompanying balance sheets. The Company monitors this investment for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.
     Revenue recognition
     The Company accounts for its revenue under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” Under SAB No. 104, revenues from sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company’s standard arrangement with its customers includes freight-on-board shipping point, 30-60 days payment terms, no right of return and no customer acceptance provisions. The Company generally relies upon a purchase order as persuasive evidence of an arrangement.
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
     Product warranty
     The Company typically offers a limited warranty on its products for periods of up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the three months ended March 31, 2008 and 2007, are as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Balance, beginning of the period	$704	$528
New warranties issued during the period	358	6
Settlements during the period	(52)	(35)

Balance, end of the period	$1,010	$499

     Net income per share
     Basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is antidilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights, incremental ordinary shares issuable upon the exercise of share options or warrants and shares issuable in accordance with employee share purchase plan.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Net income	$4,637	$3,286

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,089	20,313
Weighted average unvested ordinary shares subject to repurchase	—	(3)

Shares used to compute basic net income per share	31,089	20,310

Effect of dilutive securities	1,701	2,347

Shares used to compute diluted net income per share	32,790	22,657

Net income per share attributable to ordinary shareholders — basic	$0.15	$0.16

Net income per share attributable to ordinary shareholders — diluted	$0.14	$0.15

     Foreign currency translation
     The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income, net”.
     Segment reporting
     Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” or SFAS No. 131, requires that companies report separately in their financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived from their products and service groups, about geographic areas in which they earn revenues and hold assets and about major customers. The Company has one reportable segment: the development, manufacturing, marketing and sales of interconnect semiconductor products.
     Recent accounting pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
     In June 2007 the FASB ratified EITF No. 07-3, or EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 was effective for us on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash	$13,620	$8,028
Money market funds	3,493	4,330
Government agency discount notes	28,142	58,735
Commercial paper	16,220	29,557

	$61,475	$100,650

Short-term investments:
Money market funds	$3,493	$4,330
Commercial paper	50,244	40,970
Government agency discount notes	87,275	99,553

Total investments in marketable securities	141,012	144,853
Less amounts classified as cash equivalents	(47,855)	(92,622)

	$93,157	$52,231

Accounts receivable, net:
Accounts receivable	$19,062	$17,539
Less: Allowance for doubtful accounts	(198)	(186)

	$18,864	$17,353

Inventories:
Raw materials	$781	$642
Work-in-process	968	1,379
Finished goods	3,652	3,375

	$5,401	$5,396

Prepaid expense and other:
Prepaid expenses	$1,015	$512
Federal taxes recoverable	787	914
Other	88	83

	$1,890	$1,509

Property and equipment, net:
Computer equipment and software	$24,623	$24,030
Furniture and fixtures	1,150	1,146
Leasehold improvements	693	666

	26,466	25,842
Less: Accumulated depreciation and amortization	(17,971)	(17,393)

	$8,495	$8,449

	March 31,	December 31,
	2008	2007
	(In thousands)
Other accrued liabilities:
Payroll and related expenses	$3,870	$5,311
Professional services	1,517	1,418
Royalties	402	1,233
Warranty	1,010	704
Income tax payable	698	997
Sales commissions	587	888
Other	860	731

	$8,944	$11,282

Other long-term obligations:
Federal income tax payable	$583	$64
Other	—	7

	$583	$71

NOTE 3 — FAIR VALUE:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities.
     Valuation Hierarchy
     SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$3,493	$—	$—	$3,493
Commercial paper	—	50,244	—	50,244
Government agency discount notes	—	87,275	—	87,275

Total	$3,493	$137,519	$—	$141,012

NOTE 4 — COMMITMENTS AND CONTINGENCIES:
     Leases
     As of March 31, 2008, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating	Estimated Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands)
2008	$681	$3,617	$118
2009	756	4,028	40
2010	507	2,604	—
2011	316	862	—
2012	179	—	—

Total minimum lease payments and sublease income	$2,439	$11,111	$158

Less: Amount representing interest	(22)

Present value of capital lease obligations	2,417
Less: Current portion	(1,075)

Long-term portion of capital lease obligations	$1,342

     Purchase commitments
     As of March 31, 2008, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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
NOTE 5 — SHARE INCENTIVE PLANS:
     The Company has four share option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan and 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan (the “Global Plan”). The Global Plan was adopted by our board of directors in October 2006, approved by our shareholders in December 2006 and became effective on February 6, 2007. Upon the effectiveness of the Global Plan, all Prior Plans were replaced by the Global Plan and a total of 3,554,044 of the Company’s ordinary shares were reserved for the granting under this plan. The number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     The following table summarizes the activity under the Global Plan during the three months ended March 31, 2008:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68
Options granted	(217,380)	217,380	$14.80
Options exercised	—	(66,291)	$3.35
Options canceled	48,804	(48,804)	$13.17

Outstanding at March 31, 2008	1,342,235	6,131,811	$9.90

     The weighted average fair value of options granted was approximately $8.65 and $11.33 for the three months ended March 31, 2008 and 2007, respectively.
     The total pretax intrinsic value of options exercised in the three months ended March 31, 2008 and 2007 was $0.8 million and $0.3 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of March 31, 2008, 6,131,811 options were outstanding with a weighted-average exercise price of $9.90 per share and weighted-average remaining contractual term of 7.33 years. Based on the closing price of our ordinary shares of $13.93 on March 31, 2008, the total pretax intrinsic value of all outstanding options was $34.5 million. As of March 31, 2008, 3,048,897 options were exercisable, out of which 2,741,911 options were fully vested and 306,986 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at March 31, 2008 was $30.2 million.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals (“offering periods”), with their accumulated payroll deductions. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the three months ended March 31, 2008, 66,365 shares were issued under this plan at average per share prices of $13.01. At March 31, 2008, 442,930 shares were available for future issuance under the ESPP.
     Share-based compensation
     The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the three months ended March 31, 2008 and 2007:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2008	2007	2008	2007
Dividend yield, %	—	—	—	—
Expected volatility, %	60.0	65.0	51.6	59.4
Risk free interest rate, %	2.75	4.55	1.49	4.96
Expected life, years	6.25	6.25	0.53	0.56
Estimated forfeiture rate, %	8.18	9.43	—	—
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three months ended March 31, 2008, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $1.87 million compared to approximately $598,000 for the three months ended March 31, 2007.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended March 31,
	2008	2007
	(In thousands)
Cost of goods sold	$48	$15
Research and development	1,187	275
Sales and marketing	378	211
General and administrative	261	97

Total share-based compensation expense	$1,874	$598

     At March 31, 2008, there was $24.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.08 years.

NOTE 6 — INCOME TAXES:
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained. As of March 31, 2008, the Company has 1,185,000 of unrecognized benefits compared to $1,139,000 as of December 31, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits (“tax contingencies”) and record the expense in the provision for income taxes. As of March 31, 2008 the amount of accrued interest and penalties totaled $11,000. As of March 31, 2008, calendar years 2003 through 2007 are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination..
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. The tax provision for income taxes reported for the three months ended March 31st, 2007 reflects the estimated annual tax rate applied to the year to date net income, adjusted for certain discreet items which are fully recognized in the period they occur. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and March 31, 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
General
     We are a leading supplier of semiconductor-based, high-performance interconnect products that facilitate data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded systems. We operate in one reportable segment: the development, manufacturing, marketing and sales of interconnect semiconductor products.
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
     Revenues. We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Revenues were approximately $25.2 million for the three months ended March 31, 2008 compared to approximately $16.9 million for the three months ended March 31, 2007, representing an increase of 49%. Total sales to customers representing more than 10% of revenues accounted for 36% and 62% of our total revenues for the three months ended March 31, 2008 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
     Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our HCA cards by Flextronics, royalties due to third parties, including the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, the Binational Industrial Research and Development (BIRD) Foundation and a third-party licensor, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also have the yield risk related with manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors.

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
     We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Generally, our cost of revenues as a percentage of sales has decreased over time, primarily due to manufacturing cost reductions and economies of scale related to higher unit volumes. This trend may not continue in the future, and will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.
Operational expenses
     Research and development expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense and tape out costs. Tape out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape outs.
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4-4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the year ended December 31, 2007 or the three months ended March 31, 2008. In total we have received grants from OCS in amount of $2.8 million. As of March 31, 2008, our obligation in respect of royalties accrued and payable to the OCS totaled approximately $261,000. All reported research and development expenses are net of OCS and other government grants.
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
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, sales-related legal costs for contract reviews, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments on higher sales volumes.
     General and administrative expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to meet the requirements associated with our anticipated growth and costs associated with being a public company.
     Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income (after setting off our losses from prior years). Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income (after setting off our losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in our company) for the following five to eight years.
     The change in our effective income tax rate in 2008 reflects the impact of releasing the valuation allowance in Israel as of December 31, 2007. The 32% effective tax rate is the blend of geographic income in the U.S. and Israel at there respective statutory rates, adjusted for permanent differences. Management currently expects the Israeli Approved Enterprise Tax Holiday will begin in 2009 and our effective tax rate will be materially reduced as a result.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2008, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2007.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Total Revenues	100%	100%
Cost of revenues	(24)	(25)

Gross profit	76	75

Operating expenses:
Research and development	33	35
Sales and marketing	13	17
General and administrative	7	8

Total operating expenses	53	60

Income from operations	23	15
Other income, net	4	5
Provision for taxes on income	(9)	(1)

Net income	18%	19%

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007
     Revenues. Revenues were approximately $25.2 million for the three months ended March 31, 2008 compared to approximately $16.9 million for the three months ended March 31, 2007, representing an increase of 49%. This increase in revenues resulted from increased unit sales of approximately 26% in addition to an increase in average sales prices of 19% primarily due do product mix changes. The increase in unit sales was primarily due to increased purchases by Hewlett-Packard, IBM and QLogic, each of which accounted for 12%, of our revenues for the three months ended March 31, 2008 and increased purchases by Super Micro Computer, Dell and Network Appliance, each of which accounted for less than 10%, of our revenue for the three months ended March 31, 2008. These increases in unit sales were partially offset partially by reduced purchases by Cisco. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.

     Gross Profit and Margin. Gross profit was approximately $19.2 million for the three months ended March 31, 2008 compared to $12.6 million for the three months ended March 31, 2007, representing an increase of 53%. As a percentage of revenues, gross margin increased to 76% in the three months ended March 31, 2008 from 75% in the three months ended March 31, 2007. This increase in gross margin was primarily due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts, and conclusion of our OCS obligation, partially offset by higher warranty and inventory costs. In addition, part of the gross margin improvement was due to increased sales of next generation double-data rate (“DDR”) products for which we receive higher margins. Revenues attributable to DDR products were 84% and 45% of total revenues for the three months ended March 31, 2008 and 2007, respectively. This trend may or may not continue in the near term.
     Research and Development. Research and development expenses were approximately $8.3 million in the three months ended March 31, 2008 compared to approximately $5.9 million in the three months ended March 31, 2007, representing an increase of 39%. The increase consisted of approximately $1.9 million in higher employee related expenses associated with increased headcount, an increase in share based compensation of $912,000 primarily due to new option grants, higher depreciation and amortization expenses of approximately $387,000 related to purchases of equipment and technology licenses, offset by a decrease in new product expenses of $1.1 million. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were approximately $3.4 million for the three months ended March 31, 2008 compared to approximately $2.8 million for the three months ended March 31, 2007, representing an approximate increase of 20%. The increase was primarily attributable to higher employee related expenses of $226,000 associated with increased headcount, an increase in share based compensation of $167,000 primarily due to new option grants, an increase in external sales commissions of $145,000 due to increase in sales, offset by a decrease in expensed equipment of $135,000.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were approximately $1.8 million for the three months ended March 31, 2008 compared to approximately $1.4 million for the three months ended March 31, 2007, representing an increase of 35%. The increase was primarily due to increase in employee related expenses of $179,000 associated with increased headcount, higher share based compensation of $164,000 due to new option grants, and an increase in other professional services of $126,000 associated primarily with consulting fees.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Cost of goods sold	$48	$15
Research and development	1,187	275
Sales and marketing	378	211
General and administrative	261	97

Total	$1,874	$598

     At March 31, 2008, there was $24.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.08 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $1,043,000 for the three months ended March 31, 2008 compared to approximately $957,000 for the three months ended March 31, 2007. The increase consisted of approximately $450,000 of higher interest income associated with higher average invested cash balances during the three months ended March 31,

2008 compared to the three months ended March 31, 2007, partially offset by higher foreign currency exchange losses of approximately $300,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $2.2 million for the three months ended March 31, 2008 compared to approximately $164,000 for the three months ended March 31, 2007. The increase in the effective tax rate was primarily a result of reversing the Israeli valuation allowance as of December 31, 2007 and realizing certain deferred tax assets related to net operating losses in Israel expected to be utilized before the Approved Enterprise Tax Holiday is expected to begin in 2009.
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
     As of March 31, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $61.5 million and short-term investments of approximately $93.2 million. We currently anticipate that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily for increased headcount, and capital expenditures to support our infrastructure and growth.
Operating Activities
     Net cash generated by our operating activities amounted to approximately $3.3 million in the three months ended March 31, 2008. Net cash generated by operating activities was primarily attributable to net income of approximately $4.6 million adjusted for non-cash items of approximately $2.1 million for the realization of deferred taxes, $1.9 million for share-based compensation and $0.8 million for depreciation and amortization, partially offset by gains on investments of $0.8 million. Furthermore, net cash generated by operating activities was reduced by a decrease of approximately $2.0 million in accounts payable, an increase in accounts receivables, net of approximately $1.5 million due to an increase in the percentage of sales shipped later in the quarter and a decrease of approximately $1.3 million in accrued liabilities primarily associated with payroll.
     Net cash generated by our operating activities amounted to approximately $6.7 million in the three months ended March 31, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $3.3 million, a decrease in accounts receivable, net of approximately $1.6 million due a higher percentage of sales shipped earlier in the quarter, and a decrease in prepaid expenses and other assets of approximately $1.4 million due to the reclassification of deferred equity offering costs against the proceeds of our initial public offering.
Investing Activities
     Net cash used in investment activities amounted to approximately $42.6 million in the three months ended March 31, 2008, and approximately $0.6 million in the three months ended March 31, 2007. Net cash used in investment activities was primarily attributable to purchases of short term investments of $73.5 million, an investment in preferred stock of a privately-held company of $1.5 million, partially offset by the maturities and sales of short term investments of $33.5 million.
Financing Activities
     Our financing activities generated approximately $140,000 in the three months ended March 31, 2008, primarily due to proceeds from stock option exercises of $1.1 million offset by principal payments on capital lease obligations of $946,000. Financing activities generated approximately $106 million in the three months ended March 31, 2007, primarily due to proceeds from our initial public offering.

Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2008, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$2,417	$1,075	$947	$395
Non-cancelable operating lease commitments	2,895	1,168	1,541	186
Purchase commitments	5,648	5,401	172	75

Total	$10,960	$7,644	$2,660	$656

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
Recent Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” (SFAS 159) which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
     In June 2007, the FASB ratified EITF No. 07-3, or EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 is effective for us on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or may result in impairments in the future should the value of certain investments suffer a decline which is determined to be other than temporary. We do not currently believe that the impact of this credit crisis on the value of our marketable securities would be material or warrant a determination of other than a temporary write down.
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
Foreign currency exchange risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel. At March 31, 2008, approximately $1.7 million of our monthly operating expenses were denominated in NIS. This amount may increase in the future due to hiring additional employees in Israel and expanding our facilities there.
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
     We provided a management report on internal control over financial reporting, in connection with our Annual Report on Form 10-K for the year ending December 31, 2007. In addition, we will be required to provide both a management report and an independent registered public accounting firm attestation report on internal control over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008.
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
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the three months ended March 31, 2008, we had an accumulated deficit as of March 31, 2008 of approximately $29.0 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
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
     A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2008, sales to Hewlett-Packard, IBM and QLogic Corporation accounted for 12%, each, of our total revenues. For the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, and sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
     The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which acquired SilverStorm Technologies in October 2006. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.
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
     There is a risk that these developments or enhancements, such as migrating our next generation products from 130nm to 90nm technology, will be late, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products that include Ethernet support or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
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
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of March 31, 2008, we had 15 issued patents and 21 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.
     The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. We have indemnification obligations with most of our customers with respect to infringement of third-party patents and intellectual property rights by our products. If litigation were to be filed against these customers in connection with our technology, we may be required to defend and indemnify such customers.
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
     We are experiencing a period of growth and expansion. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development, as well as increases in our sales and marketing and general and administrative efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:
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
     Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to our internal control over financial reporting. The Section 404 internal control reporting requirements will be implemented according to the regulatory phase-in schedule of the Securities and Exchange Commission. The SEC recently adopted rules to delay the implementation of Section 404 compliance for new public companies. Under the SEC’s new rules, we provided a management report on internal control over financial reporting for the first time in connection with our Annual Report on Form 10-K for the year ending December 31, 2007 filed with SEC on March 24, 2008. As required by the Section 404, we will provide both a management report and an independent registered public accounting firm attestation report on internal controls over financial reporting in connection with our Annual Report on Form 10-K for the year ending December 31, 2008. The continuous process of strengthening our internal controls over financial reporting and complying with Section 404 is expensive and time-consuming and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. Furthermore, as we grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls remain effective overall. Failure to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our share price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Market, which could reduce our share price.
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
     We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee share option grants, have recently been revised. The FASB and other standard setters have made changes to GAAP that required us, as of our first quarter of 2006, to record a charge to earnings for the estimated fair value of employee share option grants and other equity incentives, whereas under previous accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grants and other equity incentive expensing that could reduce our net income. In addition, since historically we have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult for us to attract and retain employees.
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
     We have engineering facilities and corporate and sales support operations and, as of March 31, 2008, 191 full-time and 39 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition,

Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived42% and 45% of our revenues in the three months ended March 31, 2008 and 2007, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of devaluation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 2.4%, (0.1)% and 3.4% for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.2% and 8.9% in the years ended December 31, 2006 and 2007, respectively. In three months ended March 31, 2007 and 2008 the increase in value of the NIS against the U.S. dollar amounted to 1.7% and 7.6%, respectively. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
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
The Israeli government grants that we received require us to meet several conditions, and may be reduced or eliminated due to government budget cut, and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In total we have received grants from OCS in amount of $2.8 million. We received no grants from the OCS during the year ended December 31, 2007 or the three months ended March 31, 2008. Our royalty obligation to the OCS was completed during the first quarter of 2008 and our outstanding payable to the OCS as of March 31, 2008, was approximately $261,000.
We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our ordinary shares.
     We do not expect to be considered a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for our current taxable year ending December 31, 2008. However, the application of the PFIC rules is subject to ambiguity in several respects, and, in addition, we must make a separate determination each taxable year as to whether we are a PFIC (after the close of each taxable year). Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. corporation will be considered a PFIC for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets is attributable to assets that produce or are held for the production of passive income. The market value of our assets generally will be determined based on the market price of our ordinary shares, which has fluctuated since our ordinary shares began trading on the NASDAQ Global Market on February 8, 2007 and is likely to fluctuate in the future. In addition, the composition of our income and assets will be affected by how, and how quickly, we spend the cash we raised in our initial public offering. If we were treated as a PFIC for any taxable year during which a U.S. person held an ordinary share, certain adverse U.S. federal income tax consequences could apply to such U.S. person, including:
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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 16% of our outstanding ordinary shares as of March 31, 2008. Moreover, three of our shareholders, Fidelity Management and Research, Sequoia Capital Partners and Fred Alger Management, beneficially owned approximately 31% of our outstanding ordinary shares as of March 31, 2008. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
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
     None
(b) Use of Proceeds
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
None.
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May, 2008.

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