Form 10-Q
period 2008-06-30
Mellanox Technologies, Ltd.
filed 2008-08-05
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of June 30, 2008, was 31,531,001.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,848	$100,650
Short-term investments	90,361	52,231
Restricted cash	826	709
Accounts receivable, net	21,776	17,353
Inventories	5,997	5,396
Deferred taxes	7,243	12,312
Prepaid expenses and other	2,171	1,509

Total current assets	202,222	190,160
Property and equipment, net	8,652	8,449
Severance assets	4,056	3,152
Intangible assets, net	497	395
Other long-term assets	1,758	244

Total assets	$217,185	$202,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,565	$6,703
Other accrued liabilities	11,172	11,282
Capital lease obligations, current	1,065	1,560

Total current liabilities	17,802	19,545
Accrued severance	5,548	4,058
Capital lease obligations, net of current portion	1,142	1,609
Other long-term obligations	523	71

Total liabilities	25,015	25,283
Shareholders’ equity
Ordinary shares	134	128
Additional paid-in capital	216,575	210,618
Accumulated other comprehensive income (loss)	(83)	54
Accumulated deficit	(24,456)	(33,683)

Total shareholders’ equity	192,170	177,117

Total liabilities and shareholders’ equity	$217,185	$202,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Total revenues	$28,201	$19,779	$53,356	$36,634
Cost of revenues	(5,706)	(4,926)	(11,641)	(9,196)

Gross profit	22,495	14,853	41,715	27,438
Operating expenses:
Research and development	10,015	5,592	18,272	11,536
Sales and marketing	4,009	3,004	7,362	5,795
General and administrative	2,064	1,503	3,895	2,860

Total operating expenses	16,088	10,099	29,529	20,191
Income from operations	6,407	4,754	12,186	7,247
Other income, net	941	1,780	1,984	2,737

Income before taxes on income	7,348	6,534	14,170	9,984
Provision for taxes on income	(2,758)	(929)	(4,943)	(1,093)

Net income	$4,590	$5,605	$9,227	$8,891

Net income per share — basic	$0.15	$0.19	$0.30	$0.35

Net income per share — diluted	$0.14	$0.17	$0.28	$0.32

Shares used in computing income per share:
Basic	31,328	29,850	31,208	25,107
Diluted	32,969	32,419	32,881	27,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$9,227	$8,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,761	796
Deferred income taxes	5,069	—
Share-based compensation expense	3,911	1,425
Gain on sale of investments	(1,456)	(211)
Changes in assets and liabilities:
Accounts receivable, net	(4,423)	(26)
Inventories	(601)	(1,121)
Prepaid expenses and other assets	(694)	1,697
Accounts payable	(1,138)	177
Accrued liabilities and other payables	1,832	63

Net cash provided by operating activities	13,488	11,691

Cash flows from investing activities:
Purchase of severance-related insurance policies	(904)	(246)
Purchases of short-term investments	(136,602)	(60,927)
Maturities and sale of short-term investments	99,791	2,438
Restricted cash deposit	(99)	71
Purchase of property and equipment	(1,572)	(1,172)
Purchase of preferred stock	(1,500)	—

Net cash used in investing activities	(40,886)	(59,836)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	105,953
Principal payments on capital lease obligations	(1,456)	(291)
Proceeds from issuance of common stock to employees	2,052	246

Net cash provided by financing activities	596	105,908

Net increase (decrease) in cash and cash equivalents	(26,802)	57,763
Cash and cash equivalents at beginning of period	100,650	20,570

Cash and cash equivalents at end of period	$73,848	$78,333

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC”. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2007 annual report on Form 10-K dated March 24, 2008. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.
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
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Sun Microsystems	18%	*	11%	*
QLogic	14%	13%	13%	12%
Hewlett-Packard	12%	14%	12%	15%
Supermicro	11%	*	*	*
Cisco	*	17%	*	21%
Voltaire	*	23%	*	22%

*	Less than 10%
     At June 30, 2008, QLogic, Solectron and Voltaire accounted for 14%, 13% and 12%, respectively, of the Company’s total accounts receivable.
     Short-term investments
     The Company’s short-term investments, which are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS No. 115, are primarily invested in marketable government agency obligations and commercial papers.
     Short-term investments are reported at fair value at June 30, 2008 and 2007. Unrealized gains or losses are recorded in stockholders’ equity and included in “Accumulated other comprehensive income (loss).” Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.
     The contractual maturities of marketable securities classified as short-term investments at June 30, 2008 and 2007 are one year or less.
     Investment in preferred stock
     The Company has an investment of $1.5 million in the preferred stock of a privately-held company. This investment is accounted for at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of this company. This investment is included in other long-term assets on the accompanying balance sheets. The Company monitors this investment for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

     Product warranty
     The Company typically offers a limited warranty on its products for periods of up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Balance, beginning of the period	$704	$528
New warranties issued during the period	430	168
Settlements during the period	(68)	(140)

Balance, end of the period	$1,066	$556

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
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$4,590	$5,605	$9,227	$8,891

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,328	29,852	31,208	25,109
Weighted average unvested ordinary shares subject to repurchase	—	(2)	—	(2)

Shares used to compute basic net income per share	31,328	29,850	31,208	25,107

Effect of dilutive securities ordinary share options	1,641	2,569	1,673	2,465

Shares used to compute diluted net income per share	32,969	32,419	32,881	27,572

Net income per share attributable to ordinary shareholders — basic	$0.15	$0.19	$0.30	$0.35

Net income per share attributable to ordinary shareholders — diluted	$0.14	$0.17	$0.28	$0.32

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
     Recent accounting pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities described in FSP 157-2. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash	$11,596	$8,028
Money market funds	52,761	4,330
Government agency discount notes	—	58,735
Commercial paper	9,491	29,557

	$73,848	$100,650

	June 30,	December 31,
	2008	2007
	(In thousands)
Short-term investments:
Money market funds	$52,761	$4,330
Commercial paper	38,427	40,970
Corporate notes	5,710	—
Government agency discount notes	55,715	99,553

Total investments in marketable securities	152,613	144,853
Less amounts classified as cash equivalents	(62,252)	(92,622)

	$90,361	$52,231

Accounts receivable, net:
Accounts receivable	$21,995	$17,539
Less: Allowance for doubtful accounts	(219)	(186)

	$21,776	$17,353

Inventories:
Raw materials	$585	$642
Work-in-process	1,539	1,379
Finished goods	3,873	3,375

	$5,997	$5,396

Prepaid expense and other:
Prepaid expenses	$1,244	$512
Federal taxes recoverable	787	914
Other	140	83

	$2,171	$1,509

Property and equipment, net:
Computer equipment and software	$25,278	$24,030
Furniture and fixtures	1,373	1,146
Leasehold improvements	801	666

	27,452	25,842
Less: Accumulated depreciation and amortization	(18,800)	(17,393)

	$8,652	$8,449

Other accrued liabilities:
Payroll and related expenses	$6,226	$5,311
Professional services	1,587	1,418
Royalties	373	1,233
Warranty	1,066	704
Income tax payable	386	997
Sales commissions	714	888
Other	820	731

	$11,172	$11,282

Other long-term obligations:
Federal income tax payable	$523	$64
Other	—	7

	$523	$71

NOTE 3 — FAIR VALUE:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.
     Relative to SFAS 157, the FASB issued FASB Staff Positions, or FSP, 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” or SFAS 13, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     We adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-financial assets and non-financial liabilities described in FSP 157-2.
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
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$52,761	$—	$—	$52,761
Commercial paper	—	38,427	—	38,427
Corporate notes	—	5,710	—	5,710
Government agency discount notes	—	55,715	—	55,715

Total	$52,761	$99,852	$—	$152,613

NOTE 4 — COMMITMENTS AND CONTINGENCIES:
Leases
     As of June 30, 2008, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands)
2008	$496	$1,488	$80
2009	730	1,939	40
2010	537	1,336	—
2011	316	807	—
2012	158	—	—

Total minimum lease payments and sublease income	$2,237	$5,570	$120

Less: Amount representing interest	(30)

Present value of capital lease obligations	2,207
Less: Current portion	(1,065)

Long-term portion of capital lease obligations	$1,142

     Purchase commitments
     As of June 30, 2008, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

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
NOTE 5 — SHAREHOLDER’S EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$4,590	$5,605	$9,227	$8,891
Other comprehensive income:
Unrealized gains (losses) on securities	(214)	17	(83)	17

Total comprehensive income	$4,376	$5,622	$9,144	$8,908

   Accumulated other comprehensive income reflected on the unaudited condensed consolidated balance sheet at June 30, 2008 and 2007 represents accumulated unrealized gains on securities.
NOTE 6 — SHARE INCENTIVE PLANS:
     The Company has four share option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan and 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan, or the Global Plan. The Global Plan was adopted by our board of directors in October 2006, approved by our shareholders in December 2006 and became effective on February 6, 2007. Upon the effectiveness of the Global Plan, all Prior Plans were replaced by the Global Plan and a total of 3,554,044 of the Company’s ordinary shares were reserved for the granting under this plan. On July 7, 2008 the Company reserved additional 680,513 ordinary shares. The number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     The following table summarizes the activity under the Global Plan during the six months ended June 30, 2008:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68
Options granted	(495,980)	495,980	$15.08
Options exercised	—	(424,530)	$2.80
Options canceled	155,808	(155,808)	$15.65

Outstanding at June 30, 2008	1,170,639	5,945,168	$10.46

     The weighted average fair value of options granted was approximately $8.84 and $11.10 for the three months ended June 30, 2008 and 2007, respectively, $8.76 and $11.16 for the six months ended June 30, 2008 and 2007, respectively.
     The total pretax intrinsic value of options exercised in the six months ended June 30, 2008 and 2007 was $5.7 million and $0.6 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of June 30, 2008, 5,945,168 options were outstanding with a weighted-average exercise price of $10.46 per share and weighted-average remaining contractual term of 7.32 years. Based on the closing price of our ordinary shares of $13.54 on June 30, 2008, the total pretax intrinsic value of all outstanding options was $29.1 million. As of June 30,

2008, 2,913,867 options were exercisable, out of which 2,661,797 options were fully vested and 252,070 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at June 30, 2008 was $25.7 million.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, or offering periods, with their accumulated payroll deductions. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. In 2008 the board of directors decided not to reserve any additional shares under our ESPP program. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the six months ended June 30, 2008, 66,365 shares were issued under this plan at average per share prices of $13.01. At June 30, 2008, 442,930 shares were available for future issuance under the ESPP.
     Share-based compensation
     The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the six months ended June 30, 2008 and 2007:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield, %	—	—	—	—
Expected volatility, %	59.0	65.3	52.9	59.4
Risk free interest rate, %	3.17	4.67	2.68	4.96
Expected life, years	6.25	6.25	0.50	0.56
Estimated forfeiture rate, %	8.20	9.03	—	—
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and six months ended June 30, 2008, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $2,037,000 and $3,911,000 respectively, compared to approximately $827,000 and $1,425,000, respectively for the three and six months ended June 30, 2007.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$49	$18	$97	$33
Research and development	1,259	415	2,446	690
Sales and marketing	457	271	835	482
General and administrative	272	123	533	220

Total share-based compensation expense	$2,037	$827	$3,911	$1,425

     At June 30, 2008, there was $24.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.96 years.
NOTE 7 — INCOME TAXES:
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
     Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided if based upon the weight of available evidence, it is considered more likely than not that some or all of the deferred tax assets will not be realized.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained. As of June 30, 2008, the Company has $1,188,000 of unrecognized benefits compared to $1,139,000 as of December 31, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2008 the amount of accrued interest and penalties totaled $14,293. As of June 30, 2008, calendar years 2003 through 2007 are open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. The tax provision for income taxes reported for the six months ended June 30, 2008 reflects the estimated annual tax rate applied to the year to date net income, adjusted for certain discrete items which are fully recognized in the period they occur. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and June 30, 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
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
     Revenues. We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Revenues were approximately $53.4 million for the six months ended June 30, 2008 compared to approximately $36.6 million for the six months ended June 30, 2007, representing an increase of 46%. Total sales to customers representing more than 10% of revenues accounted for 36% and 70% of our total revenues for the six months ended June 30, 2008 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4-4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the year ended December 31, 2007 or the six months ended June 30, 2008. In total we have received grants from OCS in amount of $2.8 million. As of June 30, 2008, our obligation in respect of royalties accrued and payable to the OCS totaled approximately $261,000.
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
     The change in our effective income tax rate in 2008 reflects the impact of releasing the valuation allowance in Israel as of December 31, 2007. The 35% effective tax rate is the blend of geographic income in the U.S. and Israel at their respective statutory rates, adjusted for permanent differences. Management currently expects the Israeli Approved Enterprise Tax Holiday will begin in 2009 and our effective tax rate will be materially reduced as a result.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 24, 2008, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2007.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total Revenues	100%	100%	100%	100%
Cost of revenues	(20)	(25)	(22)	(25)

Gross profit	80	75	78	75

Operating expenses:
Research and development	36	28	34	31
Sales and marketing	14	15	14	16
General and administrative	7	8	7	8

Total operating expenses	57	51	55	55

Income from operations	23	24	23	20
Other income, net	3	9	3	7
Provision for taxes on income	(10)	(5)	(9)	(3)

Net income	16	28	17	24

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     Revenues. Revenues were approximately $28.2 million for the three months ended June 30, 2008 compared to approximately $19.8 million for the three months ended June 30, 2007, representing an increase of 43%. This increase in revenues resulted from increased unit sales of approximately 14% and an increase in average sales prices of 25% primarily due to changes in product mix. The increase in unit sales was primarily due to increased purchases by Sun Microsystems, QLogic and Supermicro Computer, which accounted for 18%, 14% and 11%, respectively, of our revenues for the three months ended June 30, 2008 and increased purchases by SGI and Network Appliance, each of which accounted for less than 10%, of our revenue for the three months ended June 30, 2008. These increases in unit sales were partially offset partially by reduced purchases by Cisco and Voltaire. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $22.5 million for the three months ended June 30, 2008 compared to $14.9 million for the three months ended June 30, 2007, representing an increase of 51%. As a percentage of revenues, gross margin increased to 79.8% in the three months ended June 30, 2008 from 75.1% in the three months ended June 30, 2007. This increase in gross margin was due to higher mix of ICs versus HCA cards, increased sales of double-data rate, or DDR, products and the introduction of our next generation quadruple-data rate, or QDR, products for which we receive higher margins, partially offset by costs related to the in-house manufacturing of newly introduced products. Revenues attributable to DDR products were 84% and 57% of total revenues for the three months ended June 30, 2008 and 2007, respectively. Revenues attributable to QDR products were 4% of total revenues in the three months ended June 30, 2008. In addition, part of the gross margin improvement was due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts, and the conclusion of our OCS obligation. This trend may or may not continue in the near term.
     Research and Development. Research and development expenses were approximately $10.0 million in the three months ended June 30, 2008 compared to approximately $5.6 million in the three months ended June 30, 2007, representing an increase of 79%. The increase consisted of approximately $2.2 million in higher employee related expenses associated with increased headcount and merit-based salary increases, an increase in share based compensation of $844,000 primarily due to new option grants, an increase in new product introduction expenses of $830,000, and higher depreciation and amortization expenses of approximately $272,000 related to purchases of equipment and technology licenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were approximately $4.0 million for the three months ended June 30, 2008 compared to approximately $3.0 million for the three months ended June 30, 2007, representing an approximate increase of 33%. The increase was attributable to higher employee related expenses of $353,000 associated with increased headcount and merit-based salary merit, an increase in external sales commissions of $208,000 due to the increase in sales, an increase in share based compensation of $186,000 primarily due to new option grants, and increases in advertising and public relations expenses of $156,000 due to increased tradeshow participation.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were approximately $2.1 million for the three months ended June 30, 2008 compared to approximately $1.5 million for the three months ended June 30, 2007, representing an increase of 37%. The increase was due to an increase in employee related expenses of $187,000 associated with increased headcount and merit-based salary increases, an increase of $175,000 in accounting and audit fees, an increase of $160,000 in facilities and maintenance expenses, higher share based compensation of $150,000 due to new option grants, and an increase in other expenses of $118,000, partially offset by a decrease in legal expenses of $100,000.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $941,000 for the three months ended June 30, 2008 compared to approximately $1.8 million for the three months ended June 30, 2007. The decrease consisted of approximately $750,000 of lower interest income associated with lower average interest rates paid on investments and lower foreign currency exchange gains of approximately $129,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $2.8 million for the three months ended June 30, 2008 compared to approximately $0.9 million for the three months ended June 30, 2007. The increase was primarily a result of utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2009.
Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007
     Revenues. Revenues were approximately $53.4 million for the six months ended June 30, 2008 compared to approximately $36.6 million for the six months ended June 30, 2007, representing an increase of 46%. This increase in revenues resulted from increased unit sales of approximately 19% and an increase in average sales prices of 22%. The increase in unit sales was primarily due to increased purchases by Sun Microsystems, which accounted for 11% of our revenues for the six months ended June 30, 2008 and increased purchases by Supermicro Computer, IBM, Network Appliance and Dell, each of which accounted for less than 10%, of our revenue for the six months ended June 30, 2008. These increases in unit sales were partially offset by reduced purchases by Cisco and Voltaire. Year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.

     Gross Profit and Margin. Gross profit was approximately $41.7 million for the six months ended June 30, 2008 compared to $27.4 million for the six months ended June 30, 2007, representing an increase of 52%. As a percentage of revenues, gross margin increased to 78.2% in the six months ended June 30, 2008 from 74.9% in the six months ended June 30, 2007. This increase in gross margin was due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts and increased sales of our next generation double data rate, or DDR, products for which we receive higher margins. Revenues attributable to DDR products were 84% and 51% of total revenues for the six months ended June 30, 2008 and 2007, respectively.
     Research and Development. Research and development expenses were approximately $18.3 million in the six months ended June 30, 2008 compared to approximately $11.5 million in the six months ended June 30, 2007, representing an increase of 58%. The increase consisted of higher employee related expenses of $4.1 million associated with increased headcount, approximately $1.8 million of increased share base compensation, higher depreciation and amortization expenses of approximately $659,000, an increase in facilities related expenses of $319,000, and an increase in equipment expenses of $106,000 partially offset by a decrease in new product introduction expenses of $300,000 associated with introduction of our Connect X product in the prior year.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were approximately $7.4 million for the six months ended June 30, 2008 compared to approximately $5.8 million for the six months ended June 30, 2007, representing an increase of approximately 27%. The increase was attributable to higher salary related expenses of $580,000 associated with increased headcount, an increase in external commissions of $353,000 due to higher sales, an increase in share based compensation of $353,000 and higher tradeshow and marketing related expenses of approximately $189,000.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below
     General and Administrative. General and administrative expenses were approximately $3.9 million for the six months ended June 30, 2008 compared to approximately $2.9 million for the six months ended June 30, 2007, representing an increase of 36%. The increase was due to higher salary related expenses of $366,000 associated with increase headcount, higher share based compensation of $314,000, an increase in accounting fees of approximately $257,000, and an increase in other professional services of $193,000 associated with consulting and listing fees partially offset by a decrease in legal expenses of $160,000.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$49	$18	$97	$33
Research and development	1,259	415	2,446	690
Sales and marketing	457	271	835	482
General and administrative	272	123	533	220

Total share-based compensation expense	$2,037	$827	$3,911	$1,425

     At June 30, 2008, there was $24.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.96 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $2.0 million for the six months ended June 30, 2008 compared to approximately $2.7 million for the six months ended June 30, 2007. The decrease consisted of approximately $328,000 of lower interest income associated with lower average interest rates paid on investments and higher foreign exchange losses of approximately $439,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $4.9 million for the six months ended June 30, 2008 compared to approximately $1.1 million for the six months ended June 30, 2007. The increase was primarily a result of utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2009.
Liquidity and Capital Resources
     From our inception until our initial public offering in February 2007, we financed our operations primarily through private placements of our convertible preferred shares totaling approximately $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005. On February 13, 2007, we closed the initial public offering of our ordinary shares. We sold 6,900,000 ordinary shares in the offering, which number of shares included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled approximately $106 million.
     As of June 30, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $73.8 million and short-term investments of approximately $90.4 million. We currently anticipate that our existing cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, primarily associated with increased headcount, and capital expenditures to support our infrastructure and growth.
Operating Activities
     Net cash provided by our operating activities amounted to approximately $13.5 million and $11.7 million in the six months ended June 30, 2008 and 2007, respectively. Net cash provided by operating activities in the six months ended June 30, 2008 was primarily attributable to net income of approximately $9.2 million adjusted for non-cash items including $5.1 million for the utilization of deferred taxes, $3.9 million for share-based compensation and $1.8 million for depreciation and amortization, partially offset by gains on sale of investments of $1.5 million. Furthermore, net cash provided by operating activities was reduced by an increase in accounts receivables, net of approximately $4.4 million due to an increase in the percentage of sales shipped later in the quarter and a decrease of approximately $1.1 million in accounts payable, partially offset by a decrease of approximately $1.8 million in accrued liabilities primarily associated with payroll related items.
Net cash provided by operating activities in the six months ended June 30, 2007 was primarily attributable to net income of approximately $8.9 million, a decrease in prepaid expenses and other assets of approximately $1.7 million partially offset by an increase in inventory of approximately $1.1 million, non-cash charges of $1.4 million for share-based compensation and non-cash charges of $796,000 for depreciation and amortization.
Investing Activities
     Net cash used in investing activities amounted to approximately $40.9 million in the six months ended June 30, 2008, and approximately $59.8 million in the six months ended June 30, 2007. Net cash used in investing activities in the six months ended June 30, 2008 was primarily attributable to purchases of short term investments of $136.6 million, purchases of property and equipment of $1.6 million, an investment in preferred stock of a privately-held company of $1.5 million, partially offset by the maturities and sales of short term investments of $99.8 million.
     Net cash used in investing activities in the six months ended June 30, 2007 was primarily attributable to purchases of short-term investments of approximately $60.9 million, partially offset by maturities and sales of short-term investments of approximately $2.4 million and purchases of property and equipment of $1.2 million.
Financing Activities
     Our financing activities provided approximately $596,000 in the six months ended June 30, 2008, primarily due to proceeds from stock option exercises and ESPP purchases of $2.1 million, partially offset by principal payments on capital lease obligations of $1.5 million. Financing activities provided approximately $106.0 million in the six months ended June 30, 2007, primarily due to proceeds from our initial public offering.

Off-Balance Sheet Arrangements
As of June 30, 2008, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$2,207	$1,065	$848	$294
Non-cancelable operating lease commitments	5,570	2,350	2,833	387
Service commitments	957	590	307	60
Purchase commitments	8,558	8,558	—	—

Total	$17,292	$12,563	$3,988	$741

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
Recent Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the non-financial assets and non-financial liabilities described in FSP 157-2. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations and financial condition. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159 and have elected not to measure any additional financial instruments and other items at fair value.
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
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.
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
Foreign currency exchange risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel. At June 30, 2008, approximately $2.2 million of our monthly operating expenses were denominated in NIS. This amount may increase in the future due to hiring additional employees in Israel and expanding our facilities there.
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
PART II OTHER INFORMATION
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
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:
Risks Related to Our Business
We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the six months ended June 30, 2008, we had an accumulated deficit as of June 30, 2008 of approximately $24.5 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels in each of the next several quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
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
     Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may defer purchase orders. We place orders with the manufacturers of our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions with respect to both our customers’ and end users’ demands. It is more difficult for us to accurately forecast end-user demand because we do not sell our products directly to end users. In addition, a larger portion of our revenues is derived from sales to Tier 1 original equipment manufacturers, which typically demand shorter lead times compared to system integrators. Also, the majority of our adapter card business is conducted on a short order fulfillment basis, introducing more uncertainty into our forecasts. Because of the lead time associated with fabrication of our semiconductors, forecasts of demand for our products must be made in advance of customer orders. In addition, we base business decisions regarding our growth on our forecasts for customer demands. As we grow, anticipating customer demand may become increasingly difficult. If we overestimate customer demand, we may purchase products from our manufacturers that we may not be able to sell and may over-budget company operations. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share or damage our customer relationships.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the six months ended June 30, 2008, sales to QLogic Corporation, Hewlett-Packard and Sun Microsystems accounted for 13%, 12% and 11%, respectively, of our total revenues. For the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, and sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
     The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation who introduced their latest generation 20Gb/s adapter products in the second quarter of 2008. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Intel, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, our business will suffer.
     We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are currently engaged in the development process for next generation products, and we need to successfully design our next generation and other products successfully for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. For example, we recently introduced our next generation of products that also support the industry standard Ethernet interconnect specification. Also, during the second quarter of 2008 we introduced our next generation 40GB/s Infiniband switch silicon device.
     There is a risk that these developments or enhancements, such as migrating our next generation products from 130nm to 90nm to lower geometry process technologies will be late, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products that include Ethernet support or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
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
          On July 25, 2008, Thad Omura, Vice President of Product Marketing, informed us of his intention to resign from the Company effective August 22, 2008. We are actively seeking a replacement for Mr. Omura.
Risks Related to Our Industry
The demand for semiconductors is affected by general economic conditions, which could impact our business.
     The semiconductor industry is affected by general economic conditions, and a downturn may result in decreased demand for our products and adversely affect our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many computer and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Additionally, general worldwide economic conditions have recently experienced a downturn due to slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

     We have engineering facilities and corporate and sales support operations and, as of June 30, 2008, 193 full-time and 43 part-time employees located in Israel. A significant amount of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived 43% and 44% of our revenues in the six months ended June 30, 2008 and 2007, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
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
     Our principal research and development facilities are located in Israel, and our directors, executive officers and other key employees are located primarily in Israel and the United States. In addition, we engage sales representatives in various countries throughout the world to market and sell our products in those countries and surrounding regions. If we encounter any of the above risks in our international operations, we could experience slower than expected revenue growth and our business could be harmed.
Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 2.4%, (0.1)% and 3.4% for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.2% and 8.9% in the years ended December 31, 2006 and 2007, respectively. In the six months ended June 30, 2008 the increase in the value of the NIS against the U.S. dollar amounted to 12.8% and in the six months ended June 30, 2007 the increase in value of U.S. dollar against NIS amounted to 0.6%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. We do not currently engage in currency hedging activities but we may choose to do so in the future. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
The Israeli government grants that we received require us to meet several conditions, and may be reduced or eliminated due to government budget cuts, restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS, and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In total we have received grants from OCS in the amount of $2.8 million. We received no grants from the OCS during the year ended December 31, 2007 or the six months ended June 30, 2008. Our royalty obligation to the OCS was completed during the first quarter of 2008 and our outstanding payable to the OCS as of June 30, 2008, was approximately $261,000.
Risks Related to Our Ordinary Shares
The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.
     We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $10.85 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:
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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 49% of our outstanding ordinary shares as of June 30, 2008. Moreover, three of our shareholders, Fidelity Management and Research, Sequoia Capital Partners and Fred Alger Management, beneficially owned approximately 33% of our outstanding ordinary shares as of June 30, 2008. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
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
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2008 Annual Meeting of Shareholders on May 19, 2008. The following summarizes the matters submitted to a vote of our shareholders:
     1. The election of each of the following nominees to serve on our Board of Directors until the next annual meeting of shareholders and/or his successor is duly elected and qualified or until their earlier resignation or removal.

	For	Withheld
Eyal Waldman	28,285,873	824,353
Rob S. Chandra	28,182,677	927,549
Irwin Federman	28,283,173	827,053
Thomas Weatherford	28,004,605	1,105,621
          The Board of Directors currently consists of six members. The other members of our Board of Directors, Amal M. Johnson and Thomas J. Riordan, were elected at the 2007 Annual Meeting of Shareholders to serve as outside directors, each for a three-year term until our general meeting in 2010, or until his or her successor shall be dully elected or appointed, or until his or her resignation or removal, subject to and in accordance with the provisions of the Israel Companies Law, 1999. As a result, they were not subject to re-election by shareholders this year and continue in the office.

2. The approval of (i) the increase in the annual base salary of Eyal Waldman to $325,000, effective April 1, 2008, and (ii) the cash bonus to Mr. Waldman in the amount of $100,000, paid on February 1, 2008, for services rendered for the fiscal year ended December 31, 2007.

For	Against	Abstain
28,727,019	214,397	168,807
3. The approval of the increase in the annual retainer paid to the audit committee chairperson from $22,000 to $25,000 effective immediately following the general meeting.

For	Against	Abstain
28,869,786	86,861	153,576
4. The approval of the amendment of the Company’s articles of association to allow the Company to satisfy Israeli law notice requirements by publishing a notice of a general meeting in two daily newspapers in Israel and uploading a notice of a general meeting to the United States Securities and Exchange Commission’s Electronic Data Gathering, Analysis and Retrieval system, or EDGAR, when appropriate.

For	Against	Abstain
28,171,596	767,478	171,149
5. The approval of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Mellanox Technologies, Ltd. for the fiscal year ending December 31, 2008 and the authorization of the audit committee to determine the remuneration of PricewaterhouseCoopers LLP

For	Against	Abstain
28,710,487	10,839	388,899
ITEM 5 — OTHER INFORMATION
     Not applicable.
ITEM 6 — EXHIBITS
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August, 2008.

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