Form 10-Q
period 2008-09-30
Mellanox Technologies, Ltd.
filed 2008-11-07
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☑
     The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of September 30, 2008, was 31,673,084.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,228	$100,650
Short-term investments	81,375	52,231
Restricted cash	824	709
Accounts receivable, net	24,689	17,353
Inventories	5,852	5,396
Deferred taxes	4,853	12,312
Prepaid expenses and other	2,343	1,509

Total current assets	209,164	190,160
Property and equipment, net	8,998	8,449
Severance assets	4,153	3,152
Intangible assets, net	481	395
Other long-term assets	1,754	244

Total assets	$224,550	$202,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,246	$6,703
Other accrued liabilities	11,017	11,282
Capital lease obligations, current	820	1,560

Total current liabilities	17,083	19,545
Accrued severance	5,532	4,058
Capital lease obligations, net of current portion	1,019	1,609
Other long-term obligations	632	71

Total liabilities	24,266	25,283
Shareholders’ equity Ordinary shares	135	128
Additional paid-in capital	219,843	210,618
Accumulated other comprehensive income (loss)	(396)	54
Accumulated deficit	(19,298)	(33,683)

Total shareholders’ equity	200,284	177,117

Total liabilities and shareholders’ equity	$224,550	$202,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Total revenues	$29,138	$22,664	$82,494	$59,298
Cost of revenues	(6,103)	(5,695)	(17,744)	(14,891)

Gross profit	23,035	16,969	64,750	44,407
Operating expenses:
Research and development	10,067	6,067	28,339	17,603
Sales and marketing	3,964	3,294	11,326	9,089
General and administrative	2,408	1,607	6,303	4,467

Total operating expenses	16,439	10,968	45,968	31,159
Income from operations	6,596	6,001	18,782	13,248
Other income, net	1,152	1,432	3,136	4,169

Income before taxes on income	7,748	7,433	21,918	17,417
Provision for taxes on income	(2,590)	(461)	(7,533)	(1,554)

Net income	$5,158	$6,972	$14,385	$15,863

Net income per share — basic	$0.16	$0.23	$0.46	$0.59

Net income per share — diluted	$0.16	$0.21	$0.44	$0.54

Shares used in computing income per share:
Basic	31,591	30,146	31,338	26,806
Diluted	32,909	32,575	32,890	29,264
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income	$14,385	$15,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,669	1,431
Deferred income taxes	7,459	—
Share-based compensation expense	5,954	2,420
Gain on sale of investments	(1,975)	(1,453)
Changes in assets and liabilities:
Accounts receivable, net	(7,336)	(3,559)
Inventories	(456)	(1,303)
Prepaid expenses and other assets	(860)	1,334
Accounts payable	(1,457)	1,824
Accrued liabilities and other payables	1,770	4,760

Net cash provided by operating activities	20,153	21,317

Cash flows from investing activities:
Purchase of severance-related insurance policies	(1,001)	(630)
Purchases of short-term investments	(181,440)	(99,580)
Maturities and sale of short-term investments	153,821	7,536
Restricted cash deposit	(99)	71
Purchase of property and equipment	(2,810)	(2,270)
Purchase of preferred stock	(1,500)	—

Net cash used in investing activities	(33,029)	(94,873)

Cash flows from financing activities:
Proceeds from initial public offering, net of issuance costs	—	105,955
Principal payments on capital lease obligations	(1,824)	(1,233)
Proceeds from issuance of common stock to employees	3,278	2,348

Net cash provided by financing activities	1,454	107,070

Net increase (decrease) in cash and cash equivalents	(11,422)	33,514
Cash and cash equivalents at beginning of period	100,650	20,570

Cash and cash equivalents at end of period	$89,228	$54,084

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2007 annual report on Form 10-K dated March 24, 2008. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.
     Risks and uncertainties
     The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test our products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.
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
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Hewlett-Packard	19%	27%	15%	20%
Sun Microsystems	18%	15%	13%	*
Voltaire	13%	11%	10%	17%
Qlogic Corporation	*	*	11%	11%
Cisco Systems	*	*	*	14%

*	Less than 10%
     At September 30, 2008, Voltaire and Hewlett-Packard accounted for 18% and 15%, respectively, of the Company’s total accounts receivable.
     Short-term investments
     The Company’s short-term investments, which are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, or SFAS No. 115, are primarily invested in marketable government agency obligations and commercial papers.
     Short-term investments are reported at fair value at September 30, 2008 and 2007. Unrealized gains or losses are recorded in shareholders’ equity and included in “Accumulated other comprehensive income (loss).” Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in “Other income, net.” In order to determine if a decline in value on an available-for-sale security is other than temporary, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, the financial condition and near-term prospects of the issuer, as well as the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.
     The contractual maturities of marketable securities classified as short-term investments at September 30, 2008 and 2007 are one year or less.
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
     Product warranty
     The Company typically offers a limited warranty on its products for periods of up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Balance, beginning of the period	$704	$528
New warranties issued during the period	416	357
Settlements during the period	(95)	(285)

Balance, end of the period	$1,025	$600

     Net income per share
     Basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is antidilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights, incremental ordinary shares issuable upon the exercise of share options or warrants and shares issuable in accordance with the Company’s employee share purchase plan.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income	$5,158	$6,972	$14,385	$15,863

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,591	30,147	31,338	26,807
Weighted average unvested ordinary shares subject to repurchase	—	(1)	—	(1)

Shares used to compute basic net income per share	31,591	30,146	31,338	26,806

Effect of dilutive securities ordinary share options	1,318	2,429	1,552	2,458

Shares used to compute diluted net income per share	32,909	32,575	32,890	29,264

Net income per share attributable to ordinary shareholders — basic	$0.16	$0.23	$0.46	$0.59

Net income per share attributable to ordinary shareholders — diluted	$0.16	$0.21	$0.44	$0.54

     Foreign currency translation
     The Company uses the U.S. dollar as its functional currency at its foreign locations. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income, net.”

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
     Recent accounting pronouncements
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the non-financial assets and non-financial liabilities described in FSP 157-2. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
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
     In June 2007, the FASB ratified Emerging Issues Task Force No. 07-3, or EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 was effective for the Company on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.
     In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active,” or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30,	December 31,
	2008	2007
	(In thousands)
Cash and cash equivalents:
Cash	$15,454	$8,028
Money market funds	59,498	4,330
Government agency discount notes	10,240	58,735
Commercial paper	4,036	29,557

	$89,228	$100,650

Short-term investments:
Money market funds	$59,498	$4,330
Commercial paper	16,523	40,970
Corporate notes	7,903	—
Government agency discount notes	71,225	99,553

Total investments in marketable securities	155,149	144,853
Less amounts classified as cash equivalents	(73,774)	(92,622)

	$81,375	$52,231

Accounts receivable, net:
Accounts receivable	$24,966	$17,539
Less: Allowance for doubtful accounts	(277)	(186)

	$24,689	$17,353

Inventories:
Raw materials	$735	$642
Work-in-process	1,983	1,379
Finished goods	3,134	3,375

	$5,852	$5,396

Prepaid expense and other:
Prepaid expenses	$1,365	$512
Federal taxes recoverable	787	914
Other	191	83

	$2,343	$1,509

Property and equipment, net:
Computer equipment and software	$26,423	$24,030
Furniture and fixtures	1,413	1,146
Leasehold improvements	855	666

	28,691	25,842
Less: Accumulated depreciation and amortization	(19,693)	(17,393)

	$8,998	$8,449

Other accrued liabilities:
Payroll and related expenses	$5,506	$5,311
Professional services	2,613	1,418
Royalties	100	1,233
Warranty	1,025	704
Income tax payable	480	997
Sales commissions	627	888
Other	666	731

	$11,017	$11,282

Other long-term obligations:
Federal income tax payable	$632	$64
Other	—	7

	$632	$71

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
     Relative to SFAS 157, in February 2008, the FASB issued FSP 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” or SFAS 13, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of non-financial assets and non-financial liabilities described in FSP 157-2.
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
     The following table represents the Company’s fair value hierarchy for its financial assets (cash equivalents and investments) measured at fair value on a recurring basis as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$59,498	$—	$—	$59,498
Commercial paper	—	16,523	—	16,523
Corporate notes	—	7,903	—	7,903
Government agency discount notes	—	71,225	—	71,225

Total	$59,498	$95,651	$—	$155,149

NOTE 4 — COMMITMENTS AND CONTINGENCIES:
Leases
     As of September 30, 2008, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands)
2008	$124	$631	$40
2009	722	2,521	40
2010	537	2,175	—
2011	316	1,563	—
2012 and beyond	158	1,785	—

Total minimum lease payments and sublease income	$1,857	$8,675	$80

Less: Amount representing interest	(18)

Present value of capital lease obligations	1,839
Less: Current portion	(820)

Long-term portion of capital lease obligations	$1,019

     Purchase commitments
     As of September 30, 2008, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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
NOTE 5 — SHAREHOLDER’S EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Net income	$5,158	$6,972	$14,385	$15,863
Other comprehensive income:
Unrealized gains (losses) on securities	(313)	6	(396)	23

Total comprehensive income	$4,845	$6,978	$13,989	$15,886

     Accumulated other comprehensive income (loss) reflected on the unaudited condensed consolidated balance sheet at September 30, 2008 and 2007 represents accumulated unrealized gains (losses) on available-for-sale securities.
NOTE 6 — SHARE INCENTIVE PLANS:
     The Company has four share option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan and 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan, or the Global Plan. The Global Plan was adopted by our board of directors in October 2006, approved by our shareholders in December 2006 and became effective on February 6, 2007. Upon the effectiveness of the Global Plan, all Prior Plans were replaced by the Global Plan and a total of 3,554,044 of the Company’s ordinary shares were reserved for issuance under this plan. The number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. Pursuant to this provision, effective as of January 1, 2008, the Company’s board of directors approved an increase of 680,513 ordinary shares reserved for issuance under the Global Plan. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     The following table summarizes the activity under the Global Plan during the nine months ended September 30, 2008:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68
Ordinary shares added to plan	680,513	—	—
Options granted	(603,240)	603,240	$14.88
Options exercised	—	(472,623)	$3.06
Options canceled	260,750	(260,750)	$14.67

Outstanding at September 30, 2008	1,848,834	5,899,393	$10.52

     The weighted average fair value of options granted was $7.96 and $11.87 for the three months ended September 30, 2008 and 2007, respectively, and $8.62 and $11.41 for the nine months ended September 30, 2008 and 2007, respectively.
     The total pretax intrinsic value of options exercised in the nine months ended September 30, 2008 and 2007 was $6.1 million and $9.7 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of September 30, 2008, 5,899,393 options were outstanding with a weighted-average exercise price of $10.52 per share and a weighted-average remaining contractual term of 7.05 years. Based on the closing price of our ordinary shares of $10.33 on September 30, 2008, the total pretax intrinsic value of all outstanding options was $18.0 million. As of September 30, 2008, 3,007,685 options were exercisable, out of which 2,850,149 options were fully vested and 157,536 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at September 30, 2008 was $16.9 million.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, or offering periods, with their accumulated payroll deductions. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions are applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share is equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. For fiscal year 2008 our board of directors elected not to increase the number of shares reserved for issuance under our ESPP. The maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may not exceed 2,114,285 ordinary shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the nine months ended September 30, 2008, 160,352 shares were issued under this plan at an average per share price of $11.42. At September 30, 2008, 348,943 shares were available for future issuance under the ESPP.
     Share-based compensation
     The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the nine months ended September 30, 2008 and 2007:

	Employee Share		Employee Share
	Options		Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield, %	—	—	—	—
Expected volatility, %	58.6	64.0	55.2	58.1
Risk free interest rate, %	3.20	4.56	2.15	4.66
Expected life, years	6.25	6.25	0.51	0.52
Estimated forfeiture rate, %	8.27	9.23	—	—
     For share options granted since January 1, 2006, the Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and nine months ended September 30, 2008, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $2,042,000 and $5,954,000, respectively, compared to approximately $995,000 and $2,419,000, respectively, for the three and nine months ended September 30, 2007.

     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$64	$16	$161	$49
Research and development	1,209	625	3,656	1,315
Sales and marketing	443	239	1,278	720
General and administrative	326	115	859	335

Total share-based compensation expense	$2,042	$995	$5,954	$2,419

     At September 30, 2008, there was $23.0 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.81 years.
NOTE 7 — INCOME TAXES:
     Income taxes are accounted for using an asset and liability approach in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of current and deferred tax liabilities and assets are based on the provisions of enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Under FIN 48, the impact of an uncertain income tax position on income tax expense must be recognized at the amount that is more-likely-than-not of being sustained. As of September 30, 2008, the Company had $1,297,000 of unrecognized benefits compared to $1,139,000 as of December 31, 2007. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2008, the amount of accrued interest and penalties totaled $18,471. As of September 30, 2008, calendar years 2003 through 2007 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. The tax provision for income taxes reported for the nine months ended September 30, 2008 reflects the estimated annual tax rate applied to the year to date net income, adjusted for certain discrete items which are fully recognized in the period they occur. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008 and September 30, 2007 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
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
     Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the United States or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.
     Revenues. We derive revenues from sales of our ICs and cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Revenues were approximately $82.5 million for the nine months ended September 30, 2008 compared to approximately $59.3 million for the nine months ended September 30, 2007, representing an increase of 39%. Total sales to customers representing more than 10% of revenues accounted for 49% and 62% of our total revenues for the nine months ended September 30, 2008 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
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
     We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Generally, our cost of revenues as a percentage of sales will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.
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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the year ended December 31, 2007 or the nine months ended September 30, 2008. In total we have received grants from OCS in the amount of $2.8 million. As of September 30, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.
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
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments on higher sales volumes.
     General and administrative expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to meet the requirements associated with our anticipated growth. .
     Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital

Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income (after setting off our losses from prior years). Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income (after setting off our losses from prior years), and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in our company) for the following five to eight years.
     The change in our effective income tax rate in 2008 reflects the impact of releasing the valuation allowance in Israel as of December 31, 2007. The 34% effective tax rate is the blend of geographic income in the United States and Israel at their respective statutory rates, adjusted for permanent differences. Management currently expects the Israeli Approved Enterprise tax holiday will begin in 2009 and our effective tax rate will be materially reduced as a result.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total Revenues	100%	100%	100%	100%
Cost of revenues	(21)	(25)	(22)	(25)

Gross profit	79	75	78	75

Operating expenses:
Research and development	34	27	34	30
Sales and marketing	14	14	14	15
General and administrative	8	7	8	7

Total operating expenses	56	48	56	52

Income from operations	23	27	22	23
Other income, net	4	6	4	7
Provision for taxes on income	(9)	(2)	(9)	(3)

Net income	18	31	17	27

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007
     Revenues. Revenues were $29.1 million for the three months ended September 30, 2008 compared to $22.7 million for the three months ended September 30, 2007, representing an increase of 29%. This increase in revenues resulted from increased unit sales of

4% and an increase in average sales prices of 23% due to changes in product mix. The increase in unit sales was primarily due to increased purchases by IBM and Dell, each of which accounted for less than 10%, of our revenue for the three months ended September 30, 2008. These increases in unit sales were partially offset by reduced purchases by Cisco. The increase in average sales prices was due to the increased portion of revenues attributable to adapter cards, or HCAs, for which the average sales price is higher than for semiconductor integrated circuits, or ICs. Also, the increase in average sales prices was due to increased sales of double-data rate, or DDR, and our next generation quadruple-data rate, or QDR, products for which we charge higher average sales prices. Revenues attributable to DDR products were 77% and 73% of total revenues for the three months ended September 30, 2008 and 2007, respectively. Revenues attributable to QDR products, which were introduced in the second quarter of 2008, were 12% of total revenues in the three months ended September 30, 2008. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter due to market uncertainty and diminished expectations of slower global economic growth.
     Gross Profit and Margin. Gross profit was $23.0 million for the three months ended September 30, 2008 compared to $17.0 million for the three months ended September 30, 2007, representing an increase of 36%. The increase in absolute dollars of gross profit for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 resulted primarily from a 29% increase in the current quarter’s net revenue. As a percentage of revenues, gross margin increased to 79.1% in the three months ended September 30, 2008 from 74.9% in the three months ended September 30, 2007. This increase in gross margin was due to increased sales of double-data rate, or DDR, and our next generation quadruple-data rate, or QDR, products for which we receive higher margins. In addition, part of the gross margin improvement was due to the conclusion of our OCS obligation. In the three months ended September 30, 2008 we did not incur any royalty expense to the OCS as compared to royalty expense of $729,000 in the three months ended September 30, 2007. Additional factors that contributed to the increase in gross margin were a reduction in production costs associated with outsourced labor and improved yields, raw materials and volume discounts. This trend may or may not continue in the near term.
     Research and Development. Research and development expenses were $10.1 million in the three months ended September 30, 2008 compared to $6.1 million in the three months ended September 30, 2007, representing an increase of 66%. The increase consisted of $2.0 million in higher employee related expenses associated with increased headcount and merit-based salary increases, an increase in share-based compensation of $584,000 primarily due to new option grants, an increase in new product introduction expenses of $502,000, an increase in facilities related expenses of $300,000 due to higher utility costs, an increase in other expenses of $176,000 related to materials used in the research and development activity, an increase in depreciation and amortization expenses of $172,000 related to purchases of equipment and technology licenses and an increase in equipment expense primarily associated with maintenance fees. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were $4.0 million for the three months ended September 30, 2008 compared to $3.3 million for the three months ended September 30, 2007, representing an approximate increase of 20%. The increase was attributable to higher employee related expenses of $393,000 associated with increased headcount and merit-based salary increases, an increase in share-based compensation of $204,000, an increase in advertising and public relations costs of $78,000, an increase in other expenses of $61,000 consisting primarily of professional organizational dues, and an increase of $48,000 in equipment expense primarily due to loaner tools offset by a decrease in external commissions of $206,000 primarily due to a new commission structure.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were $2.4 million for the three months ended September 30, 2008 compared to $1.6 million for the three months ended September 30, 2007, representing an increase of 50%. The increase was due to an increase in employee related expenses of $219,000 associated with increased headcount and merit-based salary increases, an increase in share-based compensation of $211,000, an increase in other professional services of $164,000 primarily due to higher consulting fees, an increase in other expenses of $139,000 and legal fees of $116,000, and an additional bad debt expense provision of $58,000.

     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $1.2 million for the three months ended September 30, 2008 compared to $1.4 million for the three months ended September 30, 2007. The decrease consisted of $890,000 of lower interest income associated with lower average interest rates paid on investments, partially offset by higher foreign currency exchange gains of $568,000.
     Provision for Taxes on Income. Provision for taxes on income was $2.6 million for the three months ended September 30, 2008 compared to $461,000 for the three months ended September 30, 2007. The effective tax rate was 33.4% and 6.2% for the three months ended September 30, 2008 and 2007, respectively. The increase was primarily a result of utilization of certain deferred tax assets, for which we released valuation allowance during the fourth fiscal quarter of 2007, and due to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise tax holiday begins in 2009.
Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007
     Revenues. Revenues were $82.5 million for the nine months ended September 30, 2008 compared to $59.3 million for the nine months ended September 30, 2007, representing an increase of 39%. This increase in revenues resulted from increased unit sales of 14% and an increase in average sales prices of 22% due to changes in product mix. The increase in unit sales was primarily due to increased purchases by Sun Microsystems, which accounted for 13% of our revenues for the nine months ended September 30, 2008 and increased purchases by IBM, Supermicro Computer and Dell, each of which accounted for less than 10%, of our revenue for the nine months ended September 30, 2008. These increases in unit sales were partially offset by reduced purchases by Cisco. The increase in average sales prices was due to increased sales of DDR and QDR products for which we charge higher average sales prices. Revenues attributable to DDR products were 82% and 60% of total revenues for the nine months ended September 30, 2008 and 2007, respectively. Revenues attributable to QDR products, which were introduced in the second quarter of 2008, were 5% of total revenues in the nine months ended September 30, 2008. Year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter due to market uncertainty and diminished expectations of slower global economic growth.
     Gross Profit and Margin. Gross profit was $64.8 million for the nine months ended September 30, 2008 compared to $44.4 million for the nine months ended September 30, 2007, representing an increase of 46%. The increase in absolute dollars of gross profit for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 resulted primarily from a 39% increase in the current period’s net revenue. As a percentage of revenues, gross margin increased to 78.5% in the nine months ended September 30, 2008 from 74.9% in the nine months ended September 30, 2007. This increase in gross margin was due in part to the conclusion of our OCS obligation. In the nine months ended September 30, 2008 the royalty expense to the OCS was $281,000 as compared to royalty expense of $1,065,000 in the nine months ended September 30, 2007. In addition, part of the gross margin improvement was due to a reduction in production costs associated with outsourced labor and improved yields, raw materials and volume discounts and increased sales of DDR and QDR products for which we receive higher margins. This trend may or may not continue in the near term.
     Research and Development. Research and development expenses were $28.3 million in the nine months ended September 30, 2008 compared to $17.6 million in the nine months ended September 30, 2007, representing an increase of 61%. The increase consisted of higher employee related expenses of $6.8 million associated with increased headcount, $2.3 million of increased share-based compensation, higher depreciation and amortization expenses of $832,000, an increase in facilities related expenses of $619,000 due to higher utility costs, offset by a decrease in new product introduction expenses of $398,000 associated with the introduction of our ConnectX product in the prior year.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were $11.3 million for the nine months ended September 30, 2008 compared to $9.1 million for the nine months ended September 30, 2007, representing an increase of 25%. The increase was attributable to higher salary related expenses of $973,000 associated with increased headcount, an increase in share-based compensation of

$557,000, an increase in tradeshow and public relations expenses of $267,000, and an increase in external commissions of $147,000 due to increased sales.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were $6.3 million for the nine months ended September 30, 2008 compared to $4.5 million for the nine months ended September 30, 2007, representing an increase of 41%. The increase was due to higher salary related expenses of $585,000 associated with increased headcount, higher share based compensation of $525,000, an increase in other professional services of $357,000 primarily due to consulting fees, and an increase in accounting fees of $271,000.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Cost of goods sold	$64	$16	$161	$49
Research and development	1,209	625	3,656	1,315
Sales and marketing	443	239	1,278	720
General and administrative	326	115	859	335

Total share-based compensation expense	$2,042	$995	$5,954	$2,419

     At September 30, 2008, there was $23.0 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.81 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was $3.1 million for the nine months ended September 30, 2008 compared to $4.2 million for the nine months ended September 30, 2007. The decrease is primarily due to lower interest income associated with lower average interest rates paid on investments.
     Provision for Taxes on Income. Provision for taxes on income was $7.5million for the nine months ended September 30, 2008 compared to $1.6 million for the nine months ended September 30, 2007. The effective tax rate was 34.4% and 8.9% for the nine months ended September 30, 2008 and 2007, respectively. The increase was primarily a result of utilization of certain deferred tax assets, for which we released valuation allowance during the fourth fiscal quarter of 2007, and due to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise tax holiday begins in 2009.
Liquidity and Capital Resources
     From our inception until our initial public offering in February 2007, we financed our operations primarily through private placements of our convertible preferred shares totaling $89.3 million. We incurred net losses from operations since inception until the second quarter of 2005. On February 13, 2007, we closed the initial public offering of our ordinary shares. We sold 6,900,000 ordinary shares in the offering, which number of shares included the underwriters’ exercise in full of their option to purchase up to 900,000 shares to cover over-allotments, at an offering price of $17.00 per share. Net proceeds generated by the offering, after adjusting for offering costs, totaled $106 million.
     As of September 30, 2008, our principal source of liquidity consisted of cash and cash equivalents of $89.2 million and short-term investments of $81.4 million. We currently anticipate that our existing cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months. However, our future capital requirements will be substantial and will depend on many factors including:
•	general economic and market conditions, which may impact the level of consumer and information technology spending, which in turn could affect the demand for our products;

•	the inability of certain of our customers who depend on credit to have access to their traditional sources of credit to finance the purchase of products from us, which may lead them to reduce their level of purchases or to seek credit or other accommodations from us;

•	our rate of revenue growth;

•	the timing and extent of spending to support our product development efforts;

•	the expansion of our sales and marketing activities;

•	the timing of introductions of new products and enhancements to existing products;

•	the continuing market acceptance of our products; and

•	potential future acquisitions by us;
Operating Activities
     Net cash provided by our operating activities amounted to $20.2 million and $21.3 million in the nine months ended September 30, 2008 and 2007, respectively. Net cash provided by operating activities in the nine months ended September 30, 2008 was primarily attributable to net income of $14.4 million adjusted for non-cash items including $7.5 million for the utilization of deferred taxes, $6.0 million for share-based compensation and $2.7 million for depreciation and amortization, partially offset by gains on sale of investments of $2.0 million. Furthermore, net cash provided by operating activities was reduced by an increase in accounts receivables, net of $7.3 million due to an increase in the percentage of sales shipped later in the quarter and a decrease of $1.5 million in accounts payable, partially offset by a increase of $1.8 million in accrued liabilities primarily associated with severance related items.
     Net cash provided by operating activities in the nine months ended September 30, 2007 was primarily attributable to net income of $15.9 million adjusted for $2.4 million for share-based compensation and $1.4 million for depreciation and amortization, partially offset by gains on sale of investments of $1.5 million. Furthermore, net cash provided by operating activities was reduced by an increase in accounts receivables, net of $3.6 million and inventories of $1.3 million, offset by an increase of $4.8 million in accrued liabilities and $1.8 million in accounts payable, and a decrease in prepaid expenses and other assets of $1.3 million.
Investing Activities
     Net cash used in investing activities amounted to $33.0 million in the nine months ended September 30, 2008, and $94.9 million in the nine months ended September 30, 2007. Net cash used in investing activities in the nine months ended September 30, 2008 was primarily attributable to purchases of marketable securities of $181.4 million, purchases of property and equipment of $2.8 million and an investment in preferred stock of a privately-held company of $1.5 million, partially offset by the maturities and sales of short term investments of $153.8 million.
     Net cash used in investing activities in the nine months ended September 30, 2007 was primarily attributable to purchases of marketable securities of $99.6 million and purchases of property and equipment of $2.3 million, partially offset by maturities and sales of short-term investments of $7.5 million
Financing Activities
     Our financing activities provided $1.5 million in the nine months ended September 30, 2008, primarily due to proceeds from share option exercises and ESPP purchases of $3.3 million, partially offset by principal payments on capital lease obligations of $1.8 million. Financing activities provided $107.0 million in the nine months ended September 30, 2007, primarily due to proceeds from our initial public offering.

Off-Balance Sheet Arrangements
     As of September 30, 2008, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$1,839	$820	$783	$236
Non-cancelable operating lease commitments	8,675	2,347	4,170	2,158
Service commitments	2,061	875	904	282
Purchase commitments	9,559	9,559	—	—

Total	$22,134	$13,601	$5,857	$2,676

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
Recent Accounting Standards
     In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value on a recurring basis. We adopted SFAS 157 as of January 1, 2008, with the exception of the non-financial assets and non-financial liabilities described in FSP 157-2. The adoption of this statement did not have a material impact on the Company’s consolidated results of operations, financial condition or cash flows. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional discussion on fair value measurements.
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
     In June 2007, the FASB ratified Emerging Issues Task Force No. 07-3, or EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities.” EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 was effective for the Company on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS 161. This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as well as related hedged items, bifurcated derivatives and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.
     In October 2008 the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active,” or FSP 157-3, to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to the Company’s September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect the Company’s results of operations or financial condition as of and for the periods ended September 30, 2008.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth throughout the third quarter of 2008 and have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the quarter contributed to volatility of unprecedented levels.
     As a result, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
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
Interest rate fluctuation risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with maturities of one year or less, consisting of commercial paper, government and non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
Foreign currency exchange risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins. To manage this risk, we have on occasion converted U.S. dollars into NIS within two to three weeks of monthly pay dates in Israel to lock in the related salary expense given the different currencies. In addition, since October 2008 we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel. At September 30, 2008, approximately $2.2 million of our monthly operating expenses were denominated in NIS. This amount may increase in the future due to hiring additional employees in Israel and expanding our facilities there.
Inflation related risk
     We believe that the rate of inflation in Israel has not had a material impact on our business to date. Our costs in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.
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
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following:
Risks Related to Our Business

Declining general economic, business or industry conditions may cause our revenues and profitability to decline.
     Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a possible recession. If the economic climate in the United States or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and ultimately our profitability.
We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.
     We have only recently become profitable, and we first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the nine months ended September 30, 2008, we had an accumulated deficit as of September 30, 2008 of approximately $19.3 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We currently expect to increase expense levels over the next few quarters to support increased research and development, sales and marketing and general and administrative efforts. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the nine months ended September 30, 2008, sales to Hewlett-Packard, Sun Microsystems, QLogic Corporation and Voltaire accounted for 15%, 13%, 11% and 10%, respectively, of our total revenues. For the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, and sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
     The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which introduced its latest generation 20Gb/s adapter products in the second quarter of 2008. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Intel, Emulex Corporation, QLogic Corporation and Myricom. Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, our business will suffer.

     We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are currently engaged in the development process for next generation products, and we need to successfully design our next generation and other products successfully for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products. For example, we recently introduced our next generation of products that also support the industry standard Ethernet interconnect specification. In addition, during the second quarter of 2008 we introduced our next generation 40GB/s Infiniband switch silicon device.
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
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of September 30, 2008, we had 15 issued patents and 24 patent applications pending in the United States, 5 issued patents in Taiwan and 6 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Our Industry
The demand for semiconductors is affected by general economic conditions, which could impact our business.
     The semiconductor industry is affected by general economic conditions, and a downturn may result in decreased demand for our products and adversely affect our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many computer and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Additionally, general worldwide economic conditions have recently experienced a downturn due to market instability, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate do not continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities and corporate and sales support operations and, as of September 30, 2008, 210 full-time and 42 part-time employees located in Israel. A significant amount of our assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. This conflict involved missile strikes against civilian targets in northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. The election in early 2006 of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council and the tension among the different Palestinian factions may create additional unrest and uncertainty. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived 40% and 44% of our revenues in the nine months ended September 30, 2008 and 2007, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 2.4%, (0.1)% and 3.4% for the years ended December 31, 2005, 2006 and 2007, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.2% and 8.9% in the years ended December 31, 2006 and 2007, respectively. In the nine months ended September 30, 2008 the increase in the value of the NIS against the U.S. dollar amounted to 11.1% and in the nine months ended September 30, 2007 the increase in value of NIS against the U.S. dollar amounted to 5.0%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have recently been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
The Israeli government grants that we received require us to meet several conditions, and may be reduced or eliminated due to government budget cuts, restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
     We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. In total we have received grants from the OCS in the amount of $2.8 million. As of September 30, 2008, we concluded all our obligations in respect of royalties payable to the OCS.
Risks Related to Our Ordinary Shares
The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.
     We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.47 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:
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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 47% of our outstanding ordinary shares as of September 30, 2008. Moreover, based on information filed with SEC, three of our shareholders, Fidelity Management and Research, Sequoia Capital Partners and Fred Alger Management, beneficially owned approximately 33% of our outstanding ordinary shares as of September 30, 2008. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     Not applicable.
ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.

3.2 (2)	Amendment to Amended and Restated Articles of Association of Mellanox Technologies, Ltd.

10.1	Lease Agreement by and between the Company, as tenant, and Oakmead Parkway Properties Partnership, as landlord, dated September 30, 2008.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 11, 2008.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of November, 2008.

Mellanox Technologies, Ltd.

/s/ Michael Gray

Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd.

3.2 (2)	Amendment to Amended and Restated Articles of Association of Mellanox Technologies, Ltd.

10.1	Lease Agreement by and between the Company, as tenant, and Oakmead Parkway Properties Partnership, as landlord, dated September 30, 2008.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on January 22, 2007.

(2)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 11, 2008.