Form 10-K
period 2008-12-31
Mellanox Technologies, Ltd.
filed 2009-03-12
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2008
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
+972-4-909-7200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Ordinary shares, nominal value NIS 0.0175 per share	The NASDAQ Stock Market, Inc.

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
   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock, NIS 0.0175 par value per share, held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $219.9 million (based on the closing sales price of the registrant’s common stock on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 5% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of February 28, 2009, was 31,902,998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2008.

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

Overview

We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand, an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which we believe is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our latest generation of products also supports the industry standard Ethernet interconnect specification, which we believe provide unique product differentiation and connectivity flexibility that expands our total addressable market.

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our adapter ICs and switch systems that incorporate our switch ICs. These ICs are added to servers, storage, communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. Since we introduced our first product in 2001, we have shipped products containing over 4.4 million InfiniBand ports (as of December 31, 2008), which we believe demonstrates an established customer and end-user base for our products. We began shipping our Ethernet products in 2007 and have seen customer acceptance grow steadily. During 2008 we introduced Virtual Protocol Interconnect (VPI) into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand Fabric. Data Centers which use VPI adapters in their servers have the ability to dynamically select the connectivity for use by those servers, providing improved return on investment (ROI) by avoiding complete upgrades in the future. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions.

As the leading merchant supplier of InfiniBand ICs, we play a significant role in enabling the providers of computing, storage and communications applications to deliver high-performance interconnect solutions. We have developed strong relationships with our customers, many of which are leaders in their respective markets. Our products are included in servers from the five largest vendors, IBM, Hewlett-Packard, Dell, Sun Microsystems and Fujitsu-Siemens, which collectively shipped the majority of servers in 2008, according to the industry research firm IDC. We also supply leading storage and communications infrastructure equipment vendors such as LSI/Engenio Corporation, Sun Microsystems, Network Appliance, Isilon, Data Direct Networks, Voltaire and Xyratex. Additionally, our products are used as embedded solutions by GE Fanuc, Toshiba Medical, SeaChange International and others.

In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor vendors such as Intel, AMD, IBM and Sun Microsystems;

•	operating system vendors such as Microsoft, Novell and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMware.

We are a Steering Committee member of the InfiniBand Trade Association, or IBTA, and the OpenFabrics Alliance, or OFA, both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are also a participating member of the Institute of Electrical and Electronic Engineers or IEEE organization which facilitates the advancement of the Ethernet standard as well as other industry organizations advancing various networking and storage related standards.

Our business headquarters are in Sunnyvale, California, and our engineering headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2006, 2007 and 2008 were approximately $43.1 million, $202.4 million and $244.8 million, respectively. During the years ended December 31, 2006, 2007 and 2008 we generated approximately $48.5 million, $84.1 million and $107.7 million in revenues, respectively, and approximately $7.2 million, $35.6 million and $22.4 million in net income, respectively.

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

Interconnect solution requirements, such as high-bandwidth, low-latency (response time), reliability, scalability and price/performance, generally depend on the systems and the applications they support. High-performance interconnect solutions are used in the following markets:

•	Enterprise Data Center, or EDC. EDCs are facilities that house servers, storage, communication infrastructure equipment and embedded systems that enable deployment of commercial applications such as customer relationship management, financial trading and risk management applications, enterprise resource planning, E-commerce and web service applications. EDCs typically provide multiple data processing and storage resources to one or many organizations and are capable of supporting several applications at the same time.

•	High-Performance Computing, or HPC. HPC encompasses applications that utilize the computing power of advanced parallel processing over multiple servers, commonly called a supercomputer. The expanding list of HPC applications includes financial modeling, government research, computer automated engineering, geoscience and bioscience research and digital content creation. HPC systems typically focus data processing and storage resources on one application at a time.

•	Embedded. Embedded applications encompass computing, storage and communication functions that use interconnect solutions contained in a chassis which has been optimized for a particular environment. Examples of embedded applications include storage and data acquisition equipment, military operations, industrial and medical equipment and telecommunications and data communications infrastructure equipment.

A number of semiconductor-based interconnect solutions have been developed to address different applications. These solutions include proprietary technologies as well as standard technologies, including Fibre Channel, Ethernet and most recently InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

Trends Affecting High-Performance Interconnect

Demand for computing power and data storage capacity is rising, fueled by the increasing reliance of enterprises on information technology, or IT, for everyday operations. The increase in compute resources for virtual products design, the increase in online banking and electronic medical records for healthcare and government regulations requiring digital records retention require increased IT capacity. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to blade systems, clustered computing and storage using connections among multiple standard components. Historically, enterprises addressed the requirements for high-end computing and storage using monolithic systems, which are based on proprietary components. These systems typically require significant upfront capital expenditures as well as high ongoing operating and maintenance expense. More recently, enterprises have deployed systems with multiple off-the-shelf standardized servers and storage systems linked by high-speed interconnects, also known as clusters. Clustering enables significant improvements in performance, reliability, scalability, cost, and power savings. The need for better utilization of floor space and power consumption has driven the adoption of compact form factor (size and shape) blade servers.

•	Transition to multiple and multi-core processors in servers. In order to increase processing capabilities, processor vendors have integrated multiple computing cores into a single processor device. In addition, server OEMs are incorporating several multi-core processors into a single server. While this significantly increases the computing capabilities of an individual server, the total performance of a cluster of these servers is impacted by the total input/output, or I/O, bandwidth. Inadequate cluster I/O bandwidth results in processor underutilization, thereby reducing the overall capability and performance of the cluster.

•	Data center infrastructure consolidation. IT managers are increasingly faced with the need to optimize total cost of ownership associated with the data centers they manage. As the demand for I/O to servers increases, so does the need for a unified I/O interconnect. In the past the solution was to add more I/O adapters and cables to each server, which resulted in increased costs, power consumption and management complexity. This has led to a widespread trend of consolidating network infrastructures to reduce costs and generate a higher return on investments.

•	Increasing deployment of virtualized computing resources. Enterprises are turning to virtualization software, which allows multiple applications to run on a single server, thereby improving resource utilization and requiring increased I/O bandwidth in the EDC.

•	Increasing deployments of mission-critical, latency sensitive applications. There is an increasing number of applications that require extremely fast response times in order to deliver an optimal result or user experience. Reducing latency, the absolute time it takes for information to be sent from one resource to another over a high-performance interconnect, is critical to enhancing application performance in clustered environments. Some examples of applications that benefit from low-latency interconnect include financial trading, clustered databases and parallel processing solutions used in HPC.

•	Virtual product design. A significant reduction in cost and turn around time of product design can be accomplished by carrying out the design activities using simulation and optimization tools and reducing the number of prototypes and physical testing. To accomplish this, a detailed representation of the product’s physical properties, high capability simulations software tools and an intensive compute environment are required. Such environments mandate high-speed networking to become effective and carry the compute intensive simulations.

•	Green computing. With the growth in IT capacity, data centers have become major consumers of electrical energy to power and cool the equipment. Furthermore, data center networks have increased in size and managing a growing multi-infrastructure has become a daunting task. Enterprise data centers currently use three different networks— Storage Area Networks using Fibre Channel transport for storage access, Local Area Network using Ethernet transport for standard network access and System Area Networks using InfiniBand transport for inter-process communication and high-performance clustering. In order to reduce energy, real estate, management and infrastructure costs of modern data centers, a new field of data center architecture was defined — the green data center. The new architecture leverages from I/O virtualization and consolidation, to enable green, simple-managed, highly-utilized modern data centers. The ability to consolidate data center I/O mandates the use of high-throughput networks to deliver the needed bandwidth equal or greater than the sum of the separate networks.

Challenges Faced by High-Performance Interconnect

The trends described above indicate that high-performance interconnect solutions will play an increasingly important role in IT infrastructures and will drive strong growth in unit demand. Performance requirements for interconnect solutions, however, continue to evolve and lead to high demand for solutions that are capable of resolving the following challenges to facilitate broad adoption:

•	Performance limitations. In clustered computing, cloud computing and storage environments, high bandwidth and low latency are key requirements to capture the full performance capabilities of a cluster. With the usage of multiple multi-core processors in server, storage and embedded systems, I/O bandwidth has not been able to keep pace with processor advances, creating performance bottlenecks. Fast data access has become a critical requirement to accommodate microprocessors’ increased compute power. In addition, interconnect latency has become a limiting factor in a cluster’s overall performance.

•	Increasing complexity. The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections have also proliferated in EDCs, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

•	Interconnect inefficiency. The deployment of clustered computing and storage has created additional interconnect implementation challenges. As additional computing and storage systems, or nodes, are added to a cluster, the interconnect must be able to scale in order to provide the expected increase in cluster performance. Additionally, recent government attention on data center energy efficiency is causing IT managers to look for ways to adopt more energy-efficient implementations.

•	Limited reliability and stability of connections. Most interconnect solutions are not designed to provide reliable connections when utilized in a large clustered environment, which can cause data transmission interruption. As more applications in EDCs share the same interconnect, advanced traffic management and application partitioning become necessary to maintain stability and reduce system down time. Such capabilities are not offered by most interconnect solutions.

•	Poor price/performance economics. In order to provide the required system bandwidth and efficiency, most high-performance interconnects are implemented with complex, multi-chip semiconductor solutions. These implementations have traditionally been extremely expensive.

In addition to InfiniBand, proprietary and other standards-based, high-performance interconnect solutions, including Fibre Channel and Ethernet, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions:

•	Proprietary interconnect solutions have been designed for use in supercomputer applications by supporting low latency and increased reliability. These solutions are only supported by a single vendor for product and software support, and there is no standard organization maintaining and facilitating improvements and changes to the technology. The number of supercomputers that use proprietary interconnect solutions has been declining largely due to the availability of industry standards-based interconnects that offer superior price/performance, a lack of compatible storage systems, and the required use of proprietary software solutions.

•	Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2 and 4 Gb/s while recently announced solutions support 8Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been recent industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet or FCoE) and InfiniBand (Fibre Channel over InfiniBand or FCoIB).

•	Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1 Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. A recent increase to 10Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet’s capabilities to address specific high-performance applications that do not demand the highest scalability. There are also on-going efforts to standardize additional features within the Ethernet specification to improve its reliability and scalability in EDCs which are generically referred to as Data Center Ethernet or Converged Enhanced Ethernet.

In the HPC, EDC and embedded markets, the predominant interconnects are 1Gb/s Ethernet and 4Gb/s Fibre Channel. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide higher bandwidth and better overall performance in these markets.

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

The InfiniBand standard was developed under the auspices of the InfiniBand Trade Association, or IBTA, which was founded in 1999 and is composed of leading IT vendors and hardware and software solution providers including Mellanox, Brocade, Fujitsu, Hitachi, IBM, Intel, LSI Corporation, NEC, QLogic Corporation, Sun Microsystems and Voltaire. The IBTA tests and certifies vendor products and solutions for interoperability and compliance. Our products meet the specifications of the InfiniBand standard and have been tested and certified by the IBTA.

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

InfiniBand solutions may be perceived to have disadvantages to products based on other existing interconnect standards that have been available for longer periods of time with larger installed bases. These perceived disadvantages include the requirement for additional software support, new cabling and equipment infrastructure and a limited number of enterprise-class storage solutions, which impacted early adoption rates of InfiniBand. In addition, a continuing challenge is educating the IT community about the advantages of InfiniBand and increasing familiarity with InfiniBand relative to other interconnect standards. With the solutions now offered by OFA in addition to key industry software providers, InfiniBand software support has become widely available and is included in leading operating systems, in addition to production released software solutions for mainstream financial, retail and other commercial applications, contributing to increased adoption rates. In addition, we believe the superior price performance of InfiniBand has justified the costs of new cabling and equipment infrastructure. Finally, InfiniBand-based enterprise-class storage solutions have recently been introduced and deployed.

We believe the primary driver of InfiniBand product shipments in the near future is the increasing usage of InfiniBand in servers, storage and communications infrastructure equipment. Based on data provided by IDC in April 2008 in a report called “Worldwide InfiniBand 2007-2011 Forecast Update,” the number of InfiniBand HCAs expected to ship to the market will increase at a 51.5% compound annual growth rate (CAGR) from 124,000 in 2006 to 991,000 in 2011. IDC also forecasts that the number of InfiniBand switch ports expected to ship to the market will increase at a 54.5% CAGR from 177,000 ports in 2006 to 1.56 million ports in 2011. IDC credits the growth of InfiniBand usage to increasing deployment in HPC, scale-out database, shared virtualized I/O, and financial services environments.

Advantages of InfiniBand

We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

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

specification supports the design of interconnect products with up to 120Gb/s bandwidth, which is the highest performance industry-standard interconnect specification. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand

Supported bandwidth of available solutions	2Gb/s — 10Gb/s	2Gb/s — 8Gb/s	1Gb/s — 10Gb/s	10Gb/s — 40Gb/s server-to-server 30Gb/s — 120Gb/s switch-to-switch

Performance in terms of latency varies depending on system configurations and applications. According to recent independent benchmark reports, latency of InfiniBand solutions was less than half of that of tested 10Gb/s Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing number of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is predominantly used today.

•	Reduced complexity. While other interconnects require use of individual cables to connect servers, storage and communications infrastructure equipment, InfiniBand allows for the consolidation of multiple I/Os on a single cable or backplane interconnect, which is critical for blade servers and embedded systems. InfiniBand also consolidates the transmission of clustering, communications, storage and management data types over a single connection. Competing interconnect technologies are not well suited to be unified fabrics because their fundamental architectures are not designed to support multiple traffic types. Additionally, InfiniBand was designed to enable distributed, clustered systems to be centrally managed and controlled for more efficient and simplified overall system management.

•	Highest interconnect efficiency. InfiniBand was developed to provide efficient scalability of multiple systems. InfiniBand provides communication processing functions in hardware, relieving the CPU of this task, and enables the full resource utilization of each node added to the cluster. In addition, InfiniBand incorporates Remote Direct Memory Access which is an optimized data transfer protocol that further enables the server processor to focus on application processing. This contributes to optimal application processing performance.

•	Reliable and stable connections. InfiniBand is the only industry standard high-performance interconnect solution which provides reliable end-to-end data connections. In addition, InfiniBand facilitates the deployment of virtualization solutions, which allow multiple applications to run on the same interconnect with dedicated application partitions. As a result, multiple applications run concurrently over stable connections, thereby minimizing down time.

•	Superior price/performance economics. In addition to providing superior performance and capabilities, standards-based InfiniBand solutions are generally available at a lower cost than other high-performance interconnects. By facilitating clustering and reducing complexity, InfiniBand offers further opportunity for cost reduction in the EDC.

Our Solution

We provide comprehensive solutions based on InfiniBand, including HCA and switch ICs, adapter cards, switch systems and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. For example, our current InfiniBand HCAs provide bandwidth up to 40Gb/s and our switch ICs provide bandwidth up to 120Gb/s per interface, which is significantly higher than the 10Gb/s or less supported by competing technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Data provided in the most recent list of the World’s Fastest Supercomputers published by TOP500.org in November 2008 illustrates the benefits of our solutions. TOP500.org is an independent organization that was founded in 1993 to provide a reliable basis for reporting trends in high-performance computing by publishing a list of the most powerful computers twice a year. The number of listed InfiniBand-based supercomputers has grown from 125 as of November 2007 to 142 as of November 2008, which represents a 17% increase. InfiniBand-based clusters represented 4 of the Top 10, including the #1 fastest supercomputer in the world, Los Alamos National Lab’s Roadrunner, and 54% of the Top100. The November 2008 TOP500 list also illustrates that InfiniBand interconnects have continued to replace interconnects in supercomputers based on proprietary interconnect technologies, which had a 54% decline since the November 2007 list, and represent less than 2% of the latest list. We believe that the majority of these InfiniBand-based supercomputers incorporate our HCA products and that all of them use our switch silicon products. Additionally, we believe the current cluster implementations that incorporate both our HCA and switch silicon products in the November 2008 TOP500 list of the World’s Fastest Supercomputers compare favorably to clusters based on other interconnect technologies.

Specifically, clusters in the above list that incorporate our products compare favorably versus Ethernet as follows:

•	Performance. Performance of clusters is measured in GFLOPS, where one GFLOP represents one billion mathematical calculations per second. Clusters that utilize our products average approximately 46,500 GFLOPS, while clusters based on Gigabit Ethernet technology average 17,500 GFLOPS. According to the November 2008 TOP500 list of the World’s Fastest Supercomputers, there were no clusters reported using 10 Gigabit Ethernet technology for server to server communication.

•	Efficiency. Efficiency is measured by the actual performance achieved divided by the theoretical maximum performance. Clusters that utilize our products average 75% efficiency, compared to 51% for clusters that utilize Gigabit Ethernet.

•	Scalability. Clusters that utilize our products average approximately 6,050 CPUs per cluster, compared to an average of 3,344 CPUs per cluster for clusters that utilize Gigabit Ethernet. There is a strong dependency on the reliability and fault tolerance capabilities of a high performance interconnect when determining the scalability of a cluster.

VPI: Providing Connectivity to InfiniBand and Ethernet

In addition to supporting InfiniBand, our latest generation adapter products also support the industry standard Ethernet interconnect specification at both 1Gb/s and 10Gb/s. In developing this dual interconnect support, Mellanox created Virtual Protocol Interconnect (VPI). VPI enables Mellanox to offer products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions. These software solutions include applications, operating systems, communication protocols, and virtualization and management packages used in EDC, HPC and embedded markets. Integrating InfiniBand and Ethernet in the same product provides our OEM customers and partners the ability to support both interconnect standards with a single development effort and provides end-users the flexibility to choose between fabrics or simultaneously connect to both depending on the environment and performance requirements.

The figure below illustrates our VPI enabled unified software strategy that allows applications to utilize industry-standard communication protocols to seamlessly interface with the leading fabric technologies including:

•	10, 20 and 40Gb/s InfiniBand including Fibre Channel over InfiniBand

•	1 and 10Gb/s Ethernet including Fibre Channel over Ethernet

•	Data Center Ethernet/Converged Enhanced Ethernet

Complete Application Transparency

We believe that InfiniBand solutions will continue to deliver superior price/performance when compared to any other high performance interconnect technology because of their base architecture, proven scalability, reliability and feature set. At the same time, as Ethernet is a widely deployed interconnect technology, we expect there will be an increasing number of deployments at 10Gb/s in EDCs. Our next generation adapter products, with VPI technology, support high-performance connectivity to both InfiniBand and Ethernet enabling us to provide products to an expanding number of applications and environments.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•	We have expertise in developing high-performance interconnect solutions. Mellanox was founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand products in addition to launching our first Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design, including industry-leading data transmission technology such as Serializer/Deserializer, or SerDes, and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 15 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•	We believe we are the leading merchant supplier of InfiniBand ICs with a multi-year competitive advantage. We have gained in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products in 2001 and InfiniBand products that support the standard PCI Express interface (in 2004) and PCI Express 2.0 interface (in 2007). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our products.

•	We have a comprehensive set of technical capabilities to deliver innovative and reliable products. In addition to designing our ICs, we design standard adapter card products and custom adapter card and switch

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

Our Strategy

Our goal is to be the leading supplier of end-to-end connectivity solutions for servers and storage that optimize data center performance for computing, storage and communications applications. To accomplish this goal, we intend to:

•	Continue to develop leading, high-performance interconnect products. We will continue to expand our technical expertise and customer relationships to develop leading interconnect products. We are focused on extending our leadership position in high-performance interconnect technology and pursuing a product development plan that addresses emerging customer and end-user demands and industry standards. In order to expand our market opportunity, we have added products that are compatible with the Ethernet interconnect standard in addition to InfiniBand. These products will allow our customers to capture certain advantages of InfiniBand while providing connectivity to Ethernet-based infrastructure equipment. Our unified software strategy is to use a single software stack to support connectivity to InfiniBand and Ethernet with the same VPI enabled hardware adapter device.

•	Facilitate and increase the continued adoption of InfiniBand. We will facilitate and increase the continued adoption of InfiniBand in the high-performance interconnect marketplace by expanding our partnerships with key vendors that drive high-performance interconnect adoption, such as suppliers of processors, operating systems and other associated software. In conjunction with our OEM customers, we will continue to promote the benefits of InfiniBand directly to end users to increase demand for InfiniBand-based solutions.

•	Expand our presence with existing server OEM customers. We believe the leading server vendors are influential drivers of high-performance interconnect technologies to end users. We plan to continue working with and expanding our relationships with server OEMs to increase our presence in their current and future product platforms.

•	Broaden our customer base with storage, communications infrastructure and embedded systems OEMs. We believe there is a significant opportunity to expand our global customer base with storage, communications infrastructure and embedded systems OEMs. In storage solutions specifically, we believe our products are well suited to replace existing technologies such as Fibre Channel. We believe our products are the basis of superior interconnect fabrics for unifying disparate storage interconnects, including back-end, clustering and front-end connections, primarily due to their ability to be a unified fabric and superior price/performance economics.

•	Leverage our fabless business model to deliver strong financial performance. We intend to continue operating as a fabless semiconductor company and consider outsourced manufacturing of our ICs and adapter cards to be a key element of our strategy. Our fabless business model offers flexibility to meet market demand and allows us to focus on delivering innovative solutions to our customers. We plan to continue to leverage the flexibility and efficiency offered by our business.

Our Products

We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products including adapter ICs and cards (InfiniHost® product family) and switch ICs (InfiniScale® product family) and systems, bridge ICs (BridgeX product family) and gateway systems, as announced February 2009. Our latest 4th generation adapter and cards (ConnectX® product family) also support the Ethernet interconnect standard in addition to InfiniBand. Our bridge devices support bridging capabilities from InfiniBand to Ethernet and Fibre Channel, and from Ethernet to Fibre Channel.

We have registered “Mellanox,” “InfiniBridge,” “InfiniHost,” “InfiniPCI,” “InfiniRISC” and “InfiniScale” as trademarks in the United States. We have a trademark application pending to register “ConnectX.”

We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI-X or PCI Express interfaces. Adapter ICs or cards are incorporated into OEM server and storage systems to provide InfiniBand and/or Ethernet connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We also support server operating systems including Linux, Windows, AIX, HPUX, Solaris and VxWorks.

We also provide our InfiniBand switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment that is at the core of InfiniBand fabrics. To deploy an InfiniBand fabric, any number of server or storage systems that contain an HCA can be connected to an InfiniBand-based communications infrastructure system such as an InfiniBand switch. We have recently introduced our 4th generation switch IC (InfiniScale IV) which support up to 120Gb/s InfiniBand throughput. We have also introduced our switch systems that include 36-port and 324-port 40Gb/s InfiniBand switch.

The figure below illustrates the components of servers and storage equipment clustered with a high-performance interconnect and how our products are incorporated into the total solution.

Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported. The tables below summarize the available adapter and switch ICs that Mellanox provides.

				Uni-Directional
				InfiniBand
			# InfiniBand	Bandwidth	Total
Adapter ICs and Cards	Host Interface	Port Interface	Ports	per Port	Bandwidth(3)

InfiniBridge(1)	PCI(2)	InfiniBand	8	2.5Gb/s	40Gb/s
			2	10Gb/s	40Gb/s
InfiniHost	PCI-X(2)	InfiniBand	2	10Gb/s	40Gb/s
InfiniHost III Lx	PCI Express	InfiniBand	1	20Gb/s	40Gb/s
InfiniHost III Ex	PCI Express	InfiniBand	2	20Gb/s	80Gb/s
ConnectX	PCI Express 2.0	InfiniBand and/or	2	40Gb/s	80Gb/s
		Ethernet
ConnectX EN	PCI Express 2.0	Ethernet	2	10Gb/s	40Gb/s

		Uni-Directional
		InfiniBand
	# InfiniBand	Bandwidth	Total
Switch ICs	Ports	per Port	Bandwidth(3)

InfiniBridge(1)	8	2.5Gb/s	40Gb/s
	2	10Gb/s	40Gb/s
InfiniScale	8	10Gb/s	160Gb/s
InfiniScale III	24	20Gb/s	960Gb/s
	8	60Gb/s	960Gb/s
InfiniScale IV	36	40Gb/s	2880Gb/s
	12	120Gb/s	2880Gb/s
MTS3600 36-port switch	36	40Gb/s	2880Gb/s
MTS3610 324-port switch	324	40Gb/s	25920gb/s

	# InfiniBand	# Ethernet	# Fibre
Bridge ICs and Systems	Ports	Ports	Channel

BridgeX	2 up to 40Gb/s) ports	Up to 6x 10GigE ports	Up to 6x 2/4/8Gb/s ports

(1)	InfiniBridge® functions as both an HCA and switch and is our first generation device.

(2)	PCI and PCI-X are the predecessor interface standards to PCI Express.

(3)	Total bandwidth is the aggregate bandwidth of all input and output ports operating simultaneously.

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

High-performance mixed-signal design

One of the key technology differentiators of our ICs is our mixed-signal SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables, or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 5Gb/s SerDes over a ten meter InfiniBand copper cable (up to 60Gb/s connections with 12 SerDes working in parallel on our switch IC). Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 10Gb/s SerDes I/O that is intended for use in our 4th generation ConnectX adapter that supports both InfiniBand and Ethernet as well as our 4th generation InfiniScale IV switch IC that supports InfiniBand. Our 10Gb/s SerDes enables our ConnectX adapters to support 40Gb/s bandwidth (4 10Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space. In addition, our 10Gb/s SerDes supports 40Gb/s (4 10Gb/s SerDes operating in parallel) as well as 120Gb/s (12 10Gb/s SerDes operating in parallel) port bandwidth on our InfiniScale IV switch IC.

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

We have developed a custom embedded Reduced Instruction Set Computer processor called InfiniRISC® that specializes in offloading network processing from the host server or storage system and adds flexibility, product differentiation and customization. We integrate a different number of these processors in a device depending on the application and feature targets of the particular product. Integration of these processors also shortens development cycles as additional features can be added by providing new programming packages after the ICs are manufactured, and even after they are deployed in the field.

Advanced interfaces

In addition to InfiniBand and Ethernet interfaces, we also provide other industry-standard, high-performance advanced interfaces such as PCI Express and PCI Express 2.0 which also utilize our mixed-signal 2.5Gb/s and 5Gb/s SerDes I/O technology. PCI Express is a high-speed chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system. We were among the first to market with an IC solution that integrates the PCI Express interface (2004) and PCI Express 2.0 interface (2007), and we believe this provides an example of the technical proficiency of our development team.

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

Representative OEM customers in these areas include:

Communications
Server	Storage	Infrastructure Equipment	Embedded Systems

Dell Hewlett-Packard IBM Sun Microsystems	Hewlett-Packard LSI/Engenio Corporation Network Appliance Isilon	Sun Microsystems Voltaire Xsigo	GE Fanuc Toshiba Medical Seachange International

We sold products to more than 257 customers worldwide in the year ended December 31, 2008, many of whom are at the evaluation stage of their product development. We currently anticipate that several of these evaluations will result in increased orders for our products as they move into the production stage.

In the year ended December 31, 2008, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Sun accounted for 17% of our total revenues and sales to QLogic Corporation accounted for 11% of our total revenues.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force and our network of domestic and international sales representatives. We have strategically located sales personnel in the United States, Europe, China, India and Taiwan. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers’ and partners’ sales organizations to jointly promote our products and partner solutions into end-user markets. We have established a business development team to engage directly with end users promoting the benefits of our products which we believe creates additional demand for our customers’ products that incorporate our products.

Our sales support organization is responsible for supporting our sales channels and managing the logistics from order entry to delivery of products to our customers. In addition, our sales support organization is responsible for customer and revenue forecasts, customer agreements and program management for our large, multi-national customers. Customers within the United States are supported by our staff in California and customers outside of the United States are supported by our staff in Israel.

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

Our marketing team leads our efforts to promote our interconnect technology and our products to the entire industry by:

•	assuming leadership roles within IBTA, OFA, Blade.org and other industry trade organizations;

•	participating in trade shows, press and analyst briefings, conference presentations and seminars for end-user education; and

•	building and maintaining active partnerships with industry leaders whose products are important in driving InfiniBand and Ethernet adoption, including vendors of processors, operating systems and software applications.

Research and Development

Our research and development team is composed of experienced semiconductor designers, software developers and system designers. Our semiconductor design team has extensive experience in all phases of complex, high-volume design, including product definition and architecture specification, hardware code development, mixed-signal and analog design and verification. Our software team has extensive experience in development, verification, interoperability testing and performance optimization of software for use in computing and storage applications. Their efforts are focused on standard, open-source software stacks, drivers, management software and tools that work together with our IC and card products. Our systems design team has extensive experience in all phases of high-volume adapter card and custom switch designs including product definition and architectural specification, product design, design verification and transfer to production.

We design our products with careful attention to quality, reliability, cost and performance requirements. We utilize a methodology called Customer Owned Tooling, or COT, where we control and manage a significant portion of timing and layout design and verification in-house, before sending the semiconductor design to our third-party manufacturer. Although COT requires a significant up-front investment in tools and personnel, it provides us with greater control over the quality and reliability of our IC products as opposed to relying on third-party verification services, as well as better time to market.

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

Quality Assurance.  We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own an in-house Teradyne Tiger IC tester which provides us with immediate test data and generates characterization reports that we make available to our customers. Our adapter cards and custom switch system products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.

Requirements Associated with OCS.  Israeli law requires that we manufacture our products developed with government grants in Israel unless we otherwise obtain approval from the Office of the Chief Scientist of Israel’s Ministry of Industry Trade and Labor, or the OCS. This approval, if provided, is generally conditioned on an increase in the total amount to be repaid to the OCS, ranging from 120% to 300% of the amount of funds granted. The specific increase would depend on the extent of the manufacturing to be conducted outside of Israel. The restriction on manufacturing outside of Israel does not apply to the extent that we disclosed our plans to manufacture outside of Israel when we filed the application for funding (and provided the application was approved based on the information disclosed in the application). We have indicated our intent to manufacture outside of Israel on some of our grant applications, and the OCS has approved the manufacture of our IC products outside of Israel, subject to our undertaking to pay the OCS royalties from the sales of these products up to 120% of the amount of OCS funds granted. The manufacturing of our IC products outside of Israel, including those products manufactured by TSMC and ASE, is in compliance with the terms of our grant applications and applicable provisions of Israeli law. Under applicable Israeli law, Israeli government consent is required to transfer technologies developed under projects funded by the government to third parties outside of Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of IP rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports from Israel or the sale of products developed with these technologies.

Employees

As of December 31, 2008, we had 262 full-time employees and 41 part-time employees located in the United States and Israel, including 215 in research and development, 39 in sales and marketing, 28 in general and administrative and 21 in operations. Of our 262 full-time employees, 217 are located in Israel.

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

Israeli law generally requires severance pay equal to one month’s salary for each year of employment upon the retirement, death or termination without cause (as defined in the Israel Severance Pay Law) of an employee. To satisfy this requirement, we make contributions on behalf of most of our employees to a fund known as Managers’ Insurance or Pension Fund. This fund provides a combination of retirement plan, insurance and severance pay benefits to the employee, giving the employee or his or her estate payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time employee is entitled to participate in the plan, and each employee who participates contributes an amount equal to 5% of his or her salary to the retirement plan and we contribute between 13.33% and 16.83% of his or her salary (consisting of 5% — 6% to the retirement plan, 8.33% for severance payments and up to 2.5% for insurance).

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

As of December 31, 2008, we had 15 issued patents and 25 patent applications pending in the United States., 5 issued patents in Taiwan and 1 issued patent and 5 applications pending in Israel, each of which covers aspects of the technology in our products. The term of any issued patent in the United States is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

In addition to our own IP, we also rely on third-party technologies for the development of our interconnect IC products. Pursuant to a license agreement dated September 10, 2001, Vitesse Semiconductor Corporation, or Vitesse, a provider of high-speed physical layer semiconductor products for the communications market, granted us a non-exclusive, worldwide, perpetual right and license to use and incorporate into our InfiniBand products Vitesse’s 2.5Gb/s SerDes macro cell implemented in TSMC’s 0.18 micron Complementary Metal-Oxide Semiconductor, or CMOS, processes. We agreed only to use Vitesse’s technology licensed under the agreement for integrated SerDes applications. In exchange for this license, we agreed to pay a royalty to Vitesse based on the total number of devices sold by us that use Vitesse’s technology. In February 2008, Vitesse discharged us from paying royalty payments due under this agreement.

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

We believe that we compete favorably with respect to each of these criteria. Many of our current and potential competitors, however, have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can.

Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable.

We compete with other providers of semiconductor-based high performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with QLogic Corporation. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Emulex Corporation and QLogic Corporation. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Additional Information

We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX” and on the Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol “MLNX”. Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

Our principal executive offices in the United States are located at 350 Oakmead Parkway, Suite 100, Sunnyvale, California 95085, and our principal executive offices in Israel are located at Hermon Building, Yokneam, Israel 20692. The majority of our assets are located in the United States. Our telephone number in Sunnyvale, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Michael Gray is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this annual report and the inclusion of our website address in this annual report is an inactive textual reference only.

Website Access to Company Reports and Corporate Governance Documents

We post on the Investor Relations pages of our website, ir.mellanox.com, a link to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC are posted as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100 Sunnyvale, California 95085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Recently, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the United States have contributed to increased volatility and diminished expectations for the global economy and expectations of slower global economic growth going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a recession. If the economic climate in the United States and abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues, our ability to manage inventory levels, the collection of customer receivables and our profitability.

We have a history of losses, and, although we achieved profitability in last four fiscal years, we may not sustain or increase profitability in the future.

We first recorded a profit in the year ended December 31, 2005. We incurred net losses prior to the quarter ended June 30, 2005 and incurred a net loss during the quarter ended March 31, 2006. Although we recorded a profit in the years ended December 31, 2006, 2007 and 2008, as of December 31, 2008 we had an accumulated deficit of approximately $11.3 million. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to manage our research and development, sales and marketing and general and administrative expenses throughout 2009 to reflect the current economic environment. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.

We do not expect to sustain our recent revenue growth rate, which may reduce our share price.

Our revenues have grown rapidly over the last four years, approximately doubling in size from 2004 to 2005, and increasing by 15%, 73% and 28% in 2006, 2007 and 2008, respectively. Our revenues increased from $20.3 million to $42.1 million to $48.5 million to $84.1 million to $107.7 million for the years ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively. We do not expect to sustain our recent growth rate in the current economic environment. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

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

Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may defer purchase orders. We place orders with the manufacturers of our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions with respect to both our customers’ and end users’ demands. It is more difficult for us to accurately forecast end-user demand because we do not sell our products directly to end users. In addition, the majority of our adapter card business is conducted on a short order fulfillment basis, introducing more uncertainty into our forecasts. Because of the lead time associated with fabrication of our semiconductors, forecasts of demand for our products must be made in advance of customer orders. In addition, we base business decisions regarding our growth on our forecasts for customer demand. As we grow, anticipating customer demand may become increasingly difficult. If we overestimate customer demand, we may purchase products from our manufacturers that we may not be able to sell and may over-budget our operations. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share or damage our customer relationships.

We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2008, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Sun Microsystems accounted for 17% of our total revenues, and sales to QLogic Corporation accounted for 11% of our total revenues. In the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, sales to Cisco Systems and QLogic Corporation accounted for 11%, each, of our total revenues. In the year ended December 31, 2006, sales to Voltaire accounted for 18% of our total revenues, sales to Cisco Systems accounted for 14% of our total revenues, sales to Hewlett-Packard accounted for 12% of our total revenues, and sales to SilverStorm Technologies (which was acquired by QLogic Corporation in October 2006) accounted for 11% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems is sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which introduced its latest generation 40Gb/s switch technology in the fourth quarter of 2008. With respect to 10Gb Ethernet products, we compete with Intel and Broadcom Corporation. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Intel, Emulex Corporation, QLogic Corporation and Myricom.

Some of our customers are also integrated circuit and switch suppliers and already have similar expertise in-house. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively impact our profit margins.

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

We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are currently engaged in the development process for next generation products, and we need to successfully design our next generation and other products for customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.

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

While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce our silicon wafers, and Flextronics International Ltd. to manufacture and production test our adapter cards and switches. We also rely on Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our ICs. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

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

Other significant risks associated with relying on these third-party subcontractors include:

•	reduced control over product cost, delivery schedules and product quality;

•	potential price increases;

•	inability to achieve sufficient production, increase production or test capacity and achieve acceptable yields on a timely basis;

•	increased exposure to potential misappropriation of our intellectual property;

•	shortages of materials used to manufacture products;

•	capacity shortages;

•	labor shortages or labor stri kes;

•	political instability in the regions where these subcontractors are located; and

•	natural disasters impacting these subcontractors.

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

The products we develop and sell are subject to declines in average selling prices. We have had to reduce our prices in the past and we may be required to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to other customers. This would cause our gross margin to decline. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products with higher selling prices or gross margins.

We expect gross margin to vary over time, and our recent level of product gross margin may not be sustainable.

Our product gross margins vary from quarter to quarter, and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, warranty related issues, or the introduction of new products or entry into new markets with different pricing and cost structures.

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

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of December 31, 2008, we had 15 issued patents and 25 patent applications pending in the United States, 5 issued patents in Taiwan and 2 issued patent and 4 applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Equity awards generally comprise a significant portion of our compensation packages for all employees. As a result of the recent decline in our stock price, many of our key employees hold options with exercise prices in excess of our current stock price, and therefore retention of these key employees may be difficult in a highly competitive market. We may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted stock units and/or modifying existing stock options. These modifications of our compensation policies and the applicability of the SFAS 123R requirement to expense the fair value of stock options awarded to employees and officers may increase our operating expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in stock-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We have experienced growth and expansion over the past four years. This expansion has placed a significant strain on our management, personnel, systems and financial resources. If we are able to maintain growth in the current economic environment, we may hire additional employees to support an increase in research and development as well as increases in our sales and marketing and general and administrative efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on third parties to manufacture our products and currently rely on one manufacturer for our ICs and one manufacturer for our cards and switch systems. Our ability to offer new products depends on our manufacturers’ ability to implement our revised product specifications, which is costly, time-consuming and complex.

If we fail to maintain an effective system of internal controls, we may not be able to report accurately our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer, or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our stock. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

We may pursue acquisitions or investments in new or complementary products, technologies and businesses, which could harm our operating results and may disrupt our business.

We may pursue acquisitions of, or investments in, new or complementary products, technologies and businesses. Acquisitions present a number of potential risks and challenges that could, if not met, disrupt our business operations, increase our operating costs and reduce the value to us of the acquisition. For example, if we identify an acquisition candidate, we may not be able to successfully negotiate or finance the acquisition on favorable terms. Even if we are successful, we may not be able to integrate the acquired businesses, products or technologies into our existing business and products. Furthermore, potential acquisitions and investments, whether or not consummated, may divert our management’s attention and require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee share option grants, have recently been revised. The FASB and other agencies have made changes to GAAP that required us, as of our first quarter of 2006, to record a charge to earnings for the estimated fair value of employee share option grants and other equity incentives, whereas under previous accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. Additionally, the SEC has issued for comment a proposed roadmap regarding the potential use of International Financial Reporting Standards, or IFRS, for the preparation of financial statements by U.S. registrants. A change from current accounting standards could have a significant effect on the Company’s results of operations.

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

The semiconductor industry is affected by general economic conditions, and a downturn may result in decreased demand for our products and adversely affect our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many computer and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Additionally, general worldwide economic conditions have recently experienced a downturn due to market instability, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they could cause U.S. and foreign businesses to slow spending on our products and services, which would delay and lengthen sales cycles. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We have engineering facilities and corporate and sales support operations and, as of December 31, 2008, 217 full-time and 41 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the recent conflicts with Hamas and Hezbollah referred to above, our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.

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

We derived 41%, 47% and 48% of our revenues in the years ended December 31, 2006, 2007 and 2008, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

•	reduced protection of intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	tariffs, trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability; and

•	variance and unexpected changes in local laws and regulations.

Our principal research and development facilities are located in Israel, and our directors, executive officers and other key employees are located primarily in Israel and the United States. In addition, we engage sales representatives in various countries throughout the world to market and sell our products in those countries and surrounding regions. If we encounter these risks in our international operations, we could experience slower than expected revenue growth and our business could be harmed.

It may be difficult to enforce a U.S. judgment against us, our officers and directors or to assert U.S. securities law claims in Israel.

We are incorporated in Israel. Four of our executive officers and one of our directors, who is also an executive officer, and some of our accountants and attorneys are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Three of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of these persons in U.S. or Israeli courts based on the civil liability provisions of the U.S. federal securities laws.

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

Israeli corporate law regulates mergers, requires tender offers for acquisitions of shares above specified thresholds, requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. For example, a merger may not be completed unless at least 50 days have passed from the date that a merger proposal was filed by each merging company with the Israeli Registrar of Companies and at least 30 days from the date that the shareholders of both merging companies approved the merger. In addition, the approval of a majority of each class of securities of the target company is required to approve a merger. Israeli corporate law further requires that any person who wishes to acquire more than a specified percentage of the company’s share capital complies with certain tender offer procedures. In addition, Israeli corporate law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting.

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to (0.1)%, 3.4% and 3.8% for the years ended December 31, 2006, 2007 and 2008, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.2%, 8.9% and 1.1% in the years ended December 31, 2006, 2007 and 2008, respectively. Moreover, during the summer of 2008 the value of the NIS against the U.S. dollar increased by 18%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of receivables more difficult. To help manage this risk we have recently been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of the NIS against the U.S. dollar.

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

We have received, and may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how or products are developed using OCS grants, the terms of these grants restrict the transfer of the know-how out of Israel. Transfer of know-how abroad is subject to various conditions, including payment of a percentage of the consideration paid to us or our shareholders in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed locally, as originally declared in the application to the OCS, may require us to notify, or to obtain the approval of the OCS and may result in increased royalty payments to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. We have received total grants from the OCS in the amount of $2.8 million. As of December 31, 2008, we concluded all our obligations in respect of royalties payable to the OCS.

We may be classified as a passive foreign investment company, which could result in adverse U.S. federal income tax consequences to U.S. holders of our ordinary shares.

For the 2008 taxable year we were not considered a “passive foreign investment company” or PFIC, for U.S. federal income tax purposes, and do not expect to be considered as such for our current taxable year ending December 31, 2009. However, the application of the PFIC rules is subject to ambiguity in several respects, and, in addition, we must make a separate determination each taxable year as to whether we are a PFIC (after the close of each taxable year). Accordingly, we cannot assure you that we will not be a PFIC for our current taxable year or any future taxable year. A non-U.S. corporation will be considered a PFIC for any taxable year if either (i) at least 75% of its gross income is passive income or (ii) at least 50% of the value of its assets is attributable to assets that produce or are held for the production of passive income. The market value of our assets generally will be determined based on the market price of our ordinary shares, which has fluctuated since our ordinary shares began trading on the

NASDAQ Global Market on February 8, 2007 and is likely to fluctuate in the future. In addition, the composition of our income and assets will be affected by how, and how quickly, we spend the cash we raised in our initial public offering. If we were treated as a PFIC for any taxable year during which a U.S. person held an ordinary share, certain adverse U.S. federal income tax consequences could apply to such U.S. person, including:

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

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us or our customers of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	disruption to our operations;

•	geopolitical instability;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	general economic conditions, such as the current economic recession, and slow or negative growth of related markets;

•	commencement of, or our involvement in, litigation; and

•	changes in earnings estimates or recommendations by securities analysts.

In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. As a result of the current credit crisis and weak world wide economic conditions, the securities markets have experienced significant price and volume fluctuations. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. In the past, when the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

The ownership of our ordinary shares may continue to be highly concentrated, and your interests may conflict with the interests of our significant shareholders.

Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 46% of our outstanding ordinary shares as of December 31, 2008. Moreover, based on information filed with SEC, three of our shareholders, Fred Alger Management, Fidelity Management and Research and Sequoia Capital Partners, beneficially owned approximately 34.5% of our outstanding ordinary shares as of December 31, 2008. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

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

We may incur increased costs as a result of changes in laws and regulations relating to corporate governance matters and compliance.

Changes in the laws and regulations affecting public companies, including rules adopted by the SEC and by The NASDAQ Stock Market, will result in increased costs to us as we respond to their requirements. For example, on January 30th, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We will have to comply with these rules by June 15th, 2011. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 1B —	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2 —	PROPERTIES

Our U.S. business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We currently lease office space of approximately 43,000 square feet in Yokneam and of approximately 9,000 square feet in Tel Aviv in Israel and of approximately 25,500 square feet in Sunnyvale, California pursuant to leases that expire on December 31, 2011, April 30, 2010 and June 4, 2014, respectively.

We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3 —	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX.” Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares began trading on Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol “MLNX.”

The following table summarizes the high and low closing prices for our ordinary shares as reported by the NASDAQ Global Select Market.

2008	High	Low

First quarter	$19.31	$11.05
Second quarter	$16.99	$12.07
Third quarter	$14.22	$9.25
Fourth quarter	$9.73	$6.42

2007	High	Low

First quarter	$23.91	$14.20
Second quarter	$20.80	$13.90
Third quarter	$22.54	$14.70
Fourth quarter	$24.27	$16.09

As of February 28, 2009, we had approximately 54 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 7, 2007, the date of our initial public offering, and ends on December 31, 2008, the end of our last fiscal year. The graph assumes an investment of $100 on February 7, 2007, and the reinvestment of any dividends. No cash dividends have been declared on our ordinary shares since our initial public offering in 2007. Shareholder returns over the indicated periods should not be considered indicative of future stock prices or shareholder returns.

	2/7/2007	6/30/07	12/31/07	6/30/08	12/31/08
Mellanox Technologies	100.00	121.88	107.18	79.65	46.24
NASDAQ Composite Index	100.00	104.53	106.50	92.07	63.32
Philadelphia Semiconductor Sector Index	100.00	106.38	86.61	78.15	45.04

*	$100 invested on 2/07/2007 in stock or index-including reinvestment of dividends.

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding equity compensation plans will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Shareholders (the “Proxy Statement”), and is incorporated in this report by reference. For additional information on our share incentive plans and activity, see Note 10, “Share Option Plans” included in Part IV, Item 15 of this Report.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Our initial public offering of 6,900,000 ordinary shares was effected through a Registration Statement on Form S-1 (File No. 333-137659) that was declared effective by the Securities and Exchange Commission on February 7, 2007. We issued all 6,900,000 shares on February 13, 2007 for gross proceeds of $117,300,000, after which the offering was terminated. The underwriters of the offering were Credit Suisse Securities (USA) LLC, J.P. Morgan Securities Inc., Thomas Weisel Partners LLC and Jefferies & Company, Inc. We paid the underwriters a commission of $8,211,000 and incurred additional offering expenses of approximately $3,136,000. After deducting the underwriters’ commission and the offering expenses, we received net proceeds of approximately $105,953,000. No payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. The net proceeds from our initial public offering have been primarily invested into short-term marketable government agency obligations, commercial paper and corporate notes. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6 —	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2004, 2005 and 2006 and our consolidated statements of operations data for the years ended December 31, 2004 and 2005, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2008, as well the consolidated balance sheet data as of December 31, 2007 and 2008, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data)

Consolidated Statement of Operations Data:
Total revenues	$107,701	$84,078	$48,539	$42,068	$20,254
Cost of revenues(1)	(23,406)	(21,390)	(13,533)	(15,203)	(8,736)

Gross profits	84,295	62,688	35,006	26,865	11,518
Operating expenses:
Research and development(1)	39,519	24,638	15,256	13,081	12,864
Sales and marketing(1)	15,058	12,739	8,935	7,395	5,640
General and administrative(1)	8,370	6,229	3,704	3,094	1,719

Total operating expenses	62,947	43,606	27,895	23,570	20,223
Income (loss) from operations	21,348	19,082	7,111	3,295	(8,705)
Other income, net	3,823	5,976	438	326	123

Income (loss) before taxes on income	25,171	25,058	7,549	3,621	(8,582)
Benefit from (provision for) taxes on income	(2,800)	10,530	(301)	(462)	(306)

Net income (loss)	$22,371	$35,588	$7,248	$3,159	$(8,888)

Net income (loss) per share attributable to ordinary shareholders — basic(2)(3)	$0.71	$1.28	$0.04	$0.00	$(1.27)
Net income (loss) per share attributable to ordinary shareholders — diluted(2)(3)	$0.68	$1.18	$0.03	$0.00	$(1.27)
Shares used to compute net income (loss) per share(2)(3)	31,436	27,827	7,709	7,520	7,117
Shares used to compute diluted net income (loss) per share(2)(3)	32,843	30,201	9,683	9,091	7,117

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$110,153	$100,650	$20,570	$12,350	$10,944
Short-term investments	70,855	52,231	—	—	—
Working capital	198,932	170,615	25,446	17,240	13,391
Total assets	244,771	202,400	43,101	31,154	25,822
Long-term liabilities	7,606	5,738	3,577	4,389	4,164
Total liabilities	30,691	25,283	16,069	13,270	11,473
Mandatorily redeemable convertible preferred shares	—	—	55,759	55,583	55,417
Convertible preferred shares	—	—	36,338	36,338	36,338
Total shareholders’ equity (deficit)	$214,080	$177,117	$(65,065)	$(74,037)	$(77,406)

(1)	The amounts included in 2008, 2007 and 2006 reflect the adoption of SFAS 123R, effective January 1, 2006.

(2)	See Note 1 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of net income (loss) per share.

(3)	On February 1, 2007, the Company effected a 1.75-to-1 reverse split of the Company’s ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of the Amended and Restated Articles of Association. The number of shares and per share amounts have been adjusted to reflect the Share Split for all periods presented.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data center, high-performance computing and embedded systems. We operate in one reportable segment: the development, manufacturing, marketing and sales of interconnect semiconductor products (see Note 12 “Segment Information” of the accompanying notes to our consolidated financial statements).

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter and switch ICs, both of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our ICs and switch systems that incorporate our switch ICs. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems in data centers, as well as the need to significantly reduce the total cost of ownership.

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

We have experienced rapid growth in our total revenues in each of the last three years. Our revenues increased from $42.0 million to $48.5 million to $84.1 million to $107.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an OEM or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

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

Revenues.  We derive revenues from sales of our ICs and HCA cards. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 47%, 56% and 55% of our total revenues for the years ended December 31, 2008, 2007 and 2006, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

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

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractor are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, as customers are increasingly seeking opportunities to reduce their lead times, we may be required to increase our inventory to meet customer demand.

We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Although our cost of revenues as a percentage of sales has decreased over time, primarily due to manufacturing cost reductions and economies of scale related to higher unit volumes, we expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and higher percentage of revenue deriving from sales of HCA cards and switch systems, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

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

We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the years ended December 31, 2008 and 2007. We have received total grants from OCS in the amount of $2.8 million. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.

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

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries and associated costs for employees engaged in sales, marketing and customer support, commission payments to external sales representatives and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments.

General and administrative expenses.  General and administrative expenses consist primarily of salaries and associated costs for employees engaged in finance, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to meet the requirements associated with being a public company.

Taxes on Income

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Company expected the Approved Enterprise Tax Holiday associated with its Yokneam and Tel Aviv operations to begin in 2009, but due to certain favorable tax rulings obtained during the year ended December 31, 2008, and revisions to the level of future taxable profit in Israel, the Tax Holiday is now expected to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018. The modification as to when the Tax Holiday is expected to begin resulted in the Company recording additional deferred tax assets associated with research and development costs and net operating loss carryforwards that will offset anticipated taxable profits in Israel during 2009 and 2010.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, inventory valuation, impairment of long-lived assets, warranty provision, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

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

For multiple element arrangements, that include a combination of hardware and services, such as post-contract customer support, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The amount and impact on our consolidated financial statements of undelivered elements has historically been insignificant.

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $277,000 and $186,000 at December 31, 2008 and 2007, respectively. Our bad debt expense totaled approximately $125,000, $79,000 and $12,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Fair value of financial instruments

Our financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

Short-term investments

We classify short-term investment as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized holding gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer, and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a “first-in, first-out” basis, for work in process based on actual costs and for finished goods based on standard cost, which approximates actual cost on a first-in, first-out basis. We reserve for excess and obsolete inventory based on forecasted demand generally over six to nine months period and market conditions. Inventory reserves are not reversed and permanently reduce the cost basis of the affected inventory until it is either sold or scrapped.

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, equity investment in a privately-held company and intangible assets. We adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. We review for impairment on a regular basis.

As of December 31, 2008, we held a $1,000,000 investment in a privately-held company. We account for this investment under the cost method. To determine if impairment exists, we monitor the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects; the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

During the fourth quarter of 2008, we identified certain events or changes in circumstances indicating that the fair value of this investment had been negatively impacted and determined that the impairment of this investment was other than temporary. As a result, we recorded a $500,000 impairment loss on this investment. The impairment loss was included in other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2008.

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

Share-based compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires all share-based payments to employees to be recognized in the financial statements based upon their respective grant date fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights under SFAS 123R on a quarterly basis.

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

The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meets the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 accumulated deficit balance.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2008	2007	2006

Total revenues	100%	100%	100%
Cost of revenues	(22)	(25)	(28)

Gross profit	78	75	72

Operating expenses:
Research and development	36	29	31
Sales and marketing	14	15	18
General and administrative	8	8	8

Total operating expenses	58	52	57

Income from operations	20	23	15
Other income, net	4	7	1
Benefit from (provision for) taxes on income	(3)	12	(1)

Net income	21	42	15

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

Revenues.  Revenues were $107.7 million for the year ended December 31, 2008 compared to $84.1 million for the year ended December 31, 2007, representing an increase of approximately 28%. This increase in revenues resulted primarily from increased unit sales of approximately 7%, and an increase in average selling prices of 19%. The increase in unit sales was primarily due to increases in sales to our tier one customers. Unit sales to Hewlett-Packard increased by 15%, to Sun Microsystems by 102% and to QLogic by 17%. These were partially offset by a decrease in unit sales to Cisco Systems of 87% and Voltaire of 38%. The increase in average selling price was primarily due to a change in product mix, that is an increase in sales of our quad data-rate (QDR) and double data-rate (DDR) products for which we charge higher average selling prices. Revenues attributable to QDR products, which were introduced in the second quarter of 2008, represented 12% of total revenues in the year ended December 31, 2008. Revenues attributable to DDR products represented 76% and 66% of total revenues for the years ended December 31, 2008 and 2007, respectively. The 2008 revenues are not necessarily indicative of future results due to market uncertainty and diminished expectations of slower global economic growth.

Gross Profit and Margin.  Gross profit was $84.3 million for the year ended December 31, 2008 compared to $62.7 million for the year ended December 31, 2007, representing an increase of 34%. As a percentage of revenues, gross margin increased to 78.3% in the year ended December 31, 2008 from approximately 74.6% in the year ended December 31, 2007. This increase in gross margin was primarily due to increased sales of QDR and DDR products for which we receive higher margins and to the conclusion of our OCS royalty obligation. During 2008 we incurred royalty expenses of $281,000, compared to $1.5 million in 2007. In addition, part of the gross margin improvement was due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. Gross margin for 2008 is not necessarily indicative of future results due to market uncertainty and diminished expectations of slower global economic growth.

Research and Development.  Research and development expenses were $39.5 million for the year ended December 31, 2008 compared to $24.6 million for the year ended December 31, 2007, representing an increase of approximately 60%. The increase was primarily attributable to higher salary related expenses of approximately $8.2 million associated with increased headcount and merit increases, an increase in share-based compensation of approximately $2.9 million primarily due to new option grants, an increase in new product expenses of approximately $1.5 million primarily due to tape out costs, and increased depreciation and amortization of equipment, software and intellectual property of approximately $1.0 million arising from purchases of property, equipment and technology licenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.

Sales and Marketing.  Sales and marketing expenses were $15.1 million for the year ended December 31, 2008, compared to $12.7 million for the year ended December 31, 2007, representing an increase of approximately 18%. The increase was primarily attributable to higher salary-related expenses of approximately $1.1 million associated with merit increases, an increase in share-based compensation of approximately $733,000 primarily due to new option grants and an increase in trade show and advertising expenses of approximately $393,000 related to expanding our sales and marketing activities, partially offset by a decrease in external sales commission expenses of approximately $306,000 related to the adoption of a new plan.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

General and Administrative.  General and administrative expenses were $8.4 million for the year ended December 31, 2008 compared to $6.2 million for the year ended December 31, 2007 representing an increase of approximately 34%. The increase was primarily due to higher employee related expenses of approximately $941,000 associated primarily with increased headcount and merit increases, an increase in share based compensation of approximately $631,000 due to new option grants, an increase of approximately $400,000 in professional service fees and an increase of approximately $200,000 in audit fees, which was primarily attributable to SOX section 404 implementation costs.

Share-based compensation expense.  The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2008	2007
	(In thousands)

Cost of goods sold	$228	$87
Research and development	4,936	2,069
Sales and marketing	1,597	864
General and administrative	1,175	544

	$7,936	$3,564

The amount of unearned share-based compensation currently estimated to be expensed from 2009 through 2012 related to unvested share-based payment awards at December 31, 2008 is $26.0 million. Of this amount, $9.5 million, $8.9 million, $6.2 million and $1.4 million are currently estimated to be recorded in 2009, 2010, 2011 and 2012, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 3 years.

The increase in unearned share-based compensation of $2.4 million at December 31, 2008 from the $23.6 million balance at December 31, 2007 was primarily the result of share-based awards granted during 2008 including the grant of employee stock options to new employees, merit grants to existing employees and the accumulation of rights to purchase our ordinary shares by employees participating in our employee stock purchase program, offset in part by share-based compensation of $7.9 million expensed during 2008. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Other Income, net.  Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $3.8 million for the year ended December 31, 2008 compared to $6.0 million for the year ended December 31, 2007. The decline is primarily attributable to a decrease of $2.3 million in interest income on investments in securities as a result of lower yields and a loss of $500,000 recognized as a result of the impairment of our equity investment in a privately-held company.

Benefit from (Provision for) Taxes on Income.  Provision for taxes was $2.8 million for the year ended December 31, 2008 as compared to a benefit from taxes on income of $10.5 million for the year ended December 31, 2007. In the year ended December 31, 2007, we released a valuation allowance on certain deferred tax assets of $12.1 million primarily related to net operating losses in Israel expected to be utilized during 2008 before the Approved Enterprise Tax Holiday was expected to begin. In the year ended December 31, 2008, we recorded additional deferred tax assets associated with net operating losses expected to be utilized to offset Israeli taxable profits during 2009 and 2010 due to a modification as to when the Tax Holiday would begin. The $14.0 million difference between the income from taxes recognized as a result of the release of the valuation allowance of $12.1 million on certain deferred tax assets in 2007 offset by a net tax expense of $1.9 million associated with taxable profits in Israel during 2008, net of the additional deferred tax assets recorded for the expected tax profits during 2009 and 2010, was the primary reason for the change in our tax results.

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Due to the recent economic slowdown and its potential impact on our future profitability and the implementation of certain tax planning strategies, we currently expect the Approved Enterprise Tax Holiday to begin in 2011.

Comparison of Year Ended December 31, 2007 to the Year Ended December 31, 2006

Revenues.  Revenues were $84.1 million for the year ended December 31, 2007 compared to $48.5 million for the year ended December 31, 2006, representing an increase of approximately 73%. This increase in revenues resulted primarily from increased unit sales of approximately 91%, partially offset by a decrease in average selling prices of 10%. The increase in unit sales was driven by broader adoption of InfiniBand and our products and resulted primarily from increased purchases by Hewlett-Packard, Voltaire and Cisco, which accounted for 19%, 15% and 11%, respectively, of our revenue for the year ended December 31, 2007 and increased purchases by Network Appliance, Super Micro Computer and Sun Microsystems, which each accounted for less than 10% of our revenue for the year ended December 31, 2007. The decrease in average sales prices was primarily attributed to the decline in average sales price of ICs.

Gross Profit and Margin.  Gross profit was $62.7 million for the year ended December 31, 2007 compared to $35.0 million for the year ended December 31, 2006, representing an increase of 79%. As a percentage of revenues, gross margin increased to 75% in the year ended December 31, 2007 from approximately 72% in the year ended December 31, 2006. This increase in gross margin was primarily due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of next generation double-data rate (DDR) products for which we receive higher margins. Revenues attributable to DDR products were 66% and 38% of total revenues in the years ended December 31, 2007 and 2006, respectively.

Research and Development.  Research and development expenses were $24.6 million for the year ended December 31, 2007 compared to $15.3 million for the year ended December 31, 2006, representing an increase of approximately 61%. The increase was primarily attributable to higher salary related expenses of approximately $4.6 million associated with increased headcount, increased share based compensation of approximately $1.9 million primarily due to new option grants, an increase in new product expenses of approximately $1.7 million primarily due to tape out costs, and increased depreciation and amortization of equipment, software and intellectual property of approximately $835,000 arising from purchases of property, equipment and technology licenses.

For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.

Sales and Marketing.  Sales and marketing expenses were $12.7 million for the year ended December 31, 2007 compared to $8.9 million for the year ended December 31, 2006, representing an increase of approximately 43%. The increase was primarily attributable to higher salary related expenses of approximately $1.2 million associated with increased headcount, increased external sales commission expenses of approximately $1.2 million due to an increase in sales, increased share based compensation of approximately $678,000 primarily due to new option grants and an increase in tradeshow and advertising expenses of approximately $332,000 related to expanding our sales and marketing activities as we broadened our customer and product base.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

General and Administrative.  General and administrative expenses were $6.2 million for the year ended December 31, 2007 compared to $3.7 million for the year ended December 31, 2006, representing an increase of approximately 68%. The increase was primarily due to higher salary related expenses of approximately $777,000 associated with increased headcount, increased legal, accounting and other professional fee expenses of approximately $771,000 as a result of the Company becoming public, and increased share based compensation expense of approximately $467,000 primarily due to new option grants.

Share-based compensation expense.  The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2007	2006
	(In thousands)

Cost of goods sold	$87	$12
Research and development	2,069	193
Sales and marketing	864	187
General and administrative	544	77

	$3,564	$469

The increase in unearned share-based compensation of $18.2 million at December 31, 2007 compared to the $5.4 million balance at December 31, 2006 was primarily the result of share-based awards granted during 2007 including the grant of employee stock options to new employees, merit grants to existing employees and the accumulation of rights to purchase shares of our ordinary shares by employees participating in our employee stock purchase program, offset in part by share-based compensation of $3.6 million expensed during 2007.

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

Benefit from (Provision for) Taxes on Income.  Benefit from taxes on income was $10.5 million for the year ended December 31, 2007 compared to a provision for taxes of $301,000 for the year ended December 31, 2006. The change consists of the benefit from the release of the valuation allowance on certain deferred tax assets of $12.1 million primarily related to net operating losses in Israel expected to be utilized in 2008 before the Approved Enterprise Tax Holiday begins, which was offset by a provision for income taxes of $1.6 million related to interest income from investments of proceeds from our initial public offering and higher income attributable to Mellanox Technologies, Inc., our wholly owned subsidiary.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2008, our principal source of liquidity consisted of cash and cash equivalents of approximately $110.2 million and short-term investments of approximately $70.9 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Operating Activities

Net cash generated by our operating activities amounted to approximately $31.0 million in the year ended December 31, 2008. Net cash generated by operating activities was primarily attributable to net income of approximately $22.4 million, an increase of approximately $4.7 million in accrued liabilities primarily associated with payroll and an advance payment from a customer, and an increase of approximately $1.6 million in accounts payable, partially offset by an increase in accounts receivable, net of approximately $6.0 million, an increase in inventory of approximately $1.3 million and an increase of $1.3 million in prepaid expenses and other assets. Furthermore, net cash generated by operating activities was net income adjusted for non-cash items of approximately $7.9 million for share-based compensation, $3.6 million for depreciation and amortization, deferred taxes of $1.3 million and an impairment of an equity investment of $500,000, offset by gains on short-term investments of $2.3 million.

Net cash generated by our operating activities amounted to approximately $25.9 million in the year ended December 31, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $35.6 million, an increase of approximately $4.8 million in accrued liabilities primarily associated with payroll and other payables and an increase of approximately $2.2 million in accounts payable, partially offset by an increase in accounts receivables, net of approximately $7.2 million and an increase in inventory of approximately $1.3 million. Furthermore, net cash generated by operating activities was net income adjusted for non-cash items of approximately $3.6 million for share-based compensation and $2.1 million for depreciation and amortization offset by an increase in deferred taxes of $12.1 million and gains on short-term investments of $2.3 million.

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

Investing Activities

Net cash used in investing activities was approximately $24.2 million in the year ended December 31, 2008. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $16.1 million, acquisitions of property and equipment of $4.5 million, purchase of equity investment in a private company of $1.5 million and an increase in restricted cash deposits of $1.4 million.

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

Financing Activities

Net cash provided by financing activities was approximately $2.7 million in the year ended December 31, 2008. Cash provided by financing activities was attributable to the proceeds from the exercise of share awards of

$3.7 million and an excess tax benefit from share based compensation of $1.0 million, offset by principal payments on capital lease obligations of $2.1 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than		Beyond
Contractual Obligations:	Total	1 Year	1-3 Years	3 Years
	(In thousands)

Commitments under capital lease	$1,591	$717	$716	$158
Non-cancelable operating lease commitments	8,467	2,601	4,080	1,786
Service commitments	756	523	205	28
Purchase commitments	8,662	8,662	—	—

Total	$19,476	$12,503	$5,001	$1,972

At December 31, 2008, we have no contractual obligations expected to have an effect on our liquidity and cash flow in periods beyond five years.

For purposes of this table, purchase and service obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

The contractual obligation table excludes our FIN 48 liabilities because we cannot make a reliable estimate of the timing of cash payment. As of December 31, 2008, our unrecognized tax benefits totaled approximately $1,714,000, which would reduce our income tax expense and effective tax rate, if recognized.

Recent accounting pronouncements

In May 2008 the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. in the adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,

Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. SFAS 141(R) significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is to the Israeli New shekel, or NIS. We do not enter into derivatives for speculative or trading purposes. In fiscal year 2008, we used foreign currency forward contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income (expense) or as a component of accumulated OCI and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. See Note 5, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements of this Form 10-K included in Item 15 of this report.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the United States, recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth throughout 2008, and have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have continued subsequent to the year end and contributed to unprecedented levels of volatility.

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

To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $232,000 at December 31, 2008. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2008, approximately $2.4 million of our monthly operating expenses were denominated in NIS. As of December 31, 2008, the Company had forward contracts in place that hedged future operating expenses of approximately 52.5 million NIS, or approximately $14.0 million based upon the exchange rate as of December 31, 2008. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted as a separate section of this Annual Report on Form 10-K and are incorporated by reference into this Item 8. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data — Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands except per share data)

Total revenues	$25,207	$29,138	$28,201	$25,155	$24,780	$22,664	$19,779	$16,855
Cost of revenues	(5,662)	(6,103)	(5,706)	(5,935)	(6,499)	(5,695)	(4,926)	(4,270)

Gross profit	19,545	23,035	22,495	19,220	18,281	16,969	14,853	12,585
Operating expenses:
Research and development	11,180	10,067	10,015	8,257	7,035	6,067	5,592	5,944
Sales and marketing	3,732	3,964	4,009	3,353	3,650	3,294	3,004	2,791
General and administrative	2,067	2,408	2,064	1,831	1,762	1,607	1,503	1,357

Total operating expenses	16,979	16,439	16,088	13,441	12,447	10,968	10,099	10,092

Income from operations	2,566	6,596	6,407	5,779	5,834	6,001	4,754	2,493
Other income, net	687	1,152	941	1,043	1,807	1,432	1,780	957

Income before taxes on income	3,253	7,748	7,348	6,822	7,641	7,433	6,534	3,450
Benefit from (provision for) taxes on income(1)	4,733	(2,590)	(2,758)	(2,185)	12,084	(461)	(929)	(164)

Net income	$7,986	$5,158	$4,590	$4,637	$19,725	$6,972	$5,605	$3,286

Net income attributable to ordinary shareholders	$7,986	$5,158	$4,590	$4,637	$19,725	$6,972	$5,605	$3,286

Net income per share — basic	0.25	0.16	0.15	0.15	0.64	0.23	0.19	0.16
Net income per share — diluted	$0.24	$0.16	$0.14	$0.14	$0.60	$0.21	$0.17	$0.15

(1)	See Notes 1 and 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, for an explanation of the calculation of benefit from (provision for) taxes on income.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of certain members of our management, including our Chief Executive Officer and Chief Financial Officer, we completed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) to the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on that evaluation, we and our management have concluded that, our disclosure controls and procedures at December 31, 2008 were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the

SEC, and are designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria established in Internal Control — Integrated Framework, issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual General Meeting of our Shareholders (the “Proxy Statement”), which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2008, and is incorporated in this report by reference.

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

3. Exhibits.  The following exhibits are filed as part of this report:

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4	.1(1)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(2)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(3)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(4)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(5)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(6)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(7)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.6(8)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.7(9)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.8(10)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.9(11)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.10(12)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10	.11(13)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10	.14(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10	.15(15)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant, as commenced on December 19, 2008.
21	.1(16)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(13)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(14)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(16)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiary at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15.2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audit (which was an integrated audit in 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 10, 2009

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$110,153	$100,650
Short-term investments	70,855	52,231
Restricted cash	2,149	709
Accounts receivable, net	23,399	17,353
Inventories	6,740	5,396
Deferred taxes	5,753	12,312
Prepaid expenses and other	2,968	1,509

Total current assets	222,017	190,160

Property and equipment, net	10,386	8,449
Severance assets	3,407	3,152
Intangible assets, net	465	395
Deferred taxes	7,302	126
Other long-term assets	1,194	118

Total assets	$244,771	$202,400

LIABILITIES SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,265	6,703
Other accrued liabilities	14,103	11,282
Capital lease obligations, current	717	1,560

Total current liabilities	23,085	19,545

Accrued severance	5,042	4,058
Capital lease obligations	874	1,609
Other long-term obligations	1,690	71

Total liabilities	30,691	25,283

Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 31,774 and 31,040 shares issued and outstanding at December 31, 2008 and 2007, respectively	131	128
Additional paid-in capital	225,180	210,618
Accumulated other comprehensive income	81	54
Accumulated deficit	(11,312)	(33,683)

Total shareholders’ equity	214,080	177,117

Total liabilities and shareholders’ equity	$244,771	$202,400

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands except per share data)

Total revenues	$107,701	$84,078	$48,539
Cost of revenues	(23,406)	(21,390)	(13,533)

Gross profit	84,295	62,688	35,006

Operating expenses:
Research and development	39,519	24,638	15,256
Sales and marketing	15,058	12,739	8,935
General and administrative	8,370	6,229	3,704

Total operating expenses	62,947	43,606	27,895

Income from operations	21,348	19,082	7,111
Other income, net	3,823	5,976	438

Income before taxes on income	25,171	25,058	7,549
Benefit from (provision for) taxes on income	(2,800)	10,530	(301)

Net income	$22,371	$35,588	$7,248

Accretion of Series D mandatorily redeemable convertible preferred shares	—	—	(176)
Income allocable to preferred shareholders	—	—	(6,774)

Net income attributable to ordinary shareholders	$22,371	$35,588	$298

Net income per share attributable to ordinary shareholders — basic	$0.71	$1.28	$0.04

Net income per share attributable to ordinary shareholders — diluted	$0.68	$1.18	$0.03

Shares used in computing income per share attributable to ordinary shareholders:
Basic	31,436	27,827	7,709
Diluted	32,843	30,201	9,683

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily
	Redeemable							Accumulated
	Convertible		Convertible				Additional	Other		Total
	Preferred Shares		Preferred Shares		Ordinary Shares		Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
	(In thousands, except share data)

Balance at December 31, 2005	4,838,482	$55,583	6,799,192	$36,338	7,655,140	$30	$2,452	$—	$(76,519)	$(74,037)

Net income	—	—	—	—	—	—	—	—	7,248	7,248
Accretion of mandatorily redeemable convertible preferred shares	—	176	—	—	—	—	(176)	—	—	(176)
Share-based compensation	—	—	—	—	—	—	469	—	—	469
Exercise of share options	—	—	—	—	108,908	1	269	—	—	270
Exercise of warrants	—	—	—	—	97,694	1	1,129	—	—	1,130
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	31	—	—	31

Balance at December 31, 2006	4,838,482	$55,759	6,799,192	$36,338	7,861,742	$32	$4,174	$—	$(69,271)	$(65,065)

Net income	—	—	—	—	—	—	—	—	35,588	35,588
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	54	—	54

Comprehensive net income	—	—	—	—	—	—	—	—	—	35,642
Conversion of preferred shares into ordinary shares	(4,838,482)	(55,759)	(6,799,192)	(36,338)	15,035,712	62	92,035	—	—	92,097
Issuance of ordinary shares in connection with initial public offering, net	—	—	—	—	6,900,000	29	105,924	—	—	105,953
Share-based compensation	—	—	—	—	—	—	3,564	—	—	3,564
Exercise of share options	—	—	—	—	1,180,522	5	2,594	—	—	2,599
Issuance of stock pursuant to employee stock purchase plan	—	—	—	—	62,133	—	851	—	—	851
Income tax benefit from stock options exercised	—	—	—	—	—	—	1,471	—	—	1,471
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	5	—	—	5

Balance at December 31, 2007	—	$—	—	$—	31,040,109	$128	$210,618	$54	$(33,683)	$177,117

Net income	—	—	—	—	—	—	—	—	22,371	22,371
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	287	—	287
Unrealized losses on derivative contracts	—	—	—	—	—	—	—	(260)	—	(260)

Comprehensive net income	—	—	—	—	—	—	—	—	—	22,398
Share-based compensation	—	—	—	—	—	—	7,936	—	—	7,936
Exercise of share options	—	—	—	—	574,159	2	1,899	—	—	1,901
Issuance of stock pursuant to employee stock purchase plan	—	—	—	—	160,352	1	1,832	—	—	1,833
Income tax benefit from stock options exercised	—	—	—	—	—	—	1,021	—	—	1,021
Income tax benefit from initial public offering expense	—	—	—	—	—	—	1,874	—	—	1,874

Balance at December 31, 2008	—	$—	—	$—	31,774,620	$131	$225,180	$81	$(11,312)	$214,080

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$22,371	$35,588	$7,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,619	2,132	1,954
Deferred income taxes	1,259	(12,143)	(201)
Share-based compensation expense	7,936	3,564	469
Gain on sale of investments	(2,303)	(2,328)	—
Impairment of investments	500	—	—
Changes in assets and liabilities:
Accounts receivable, net	(6,046)	(7,212)	(2,198)
Inventories	(1,344)	(1,317)	(48)
Prepaid expenses and other assets	(1,263)	644	(313)
Accounts payable	1,562	2,213	285
Accrued liabilities and other liabilities	4,721	4,798	1,885

Net cash provided by operating activities	31,012	25,939	9,081

Cash flows from investing activities:
Purchase of severance-related insurance policies	(727)	(868)	(472)
Purchase of short-term investment	(204,252)	(151,465)	—
Proceeds from sales of short-term investments	143,168	60,066	—
Proceeds from maturities of short-term investments	45,050	41,550	—
Purchase of property and equipment	(4,495)	(3,960)	(747)
Return of (increase in) restricted cash deposit	(1,435)	(3)	650
Purchase of equity investment in a private company	(1,500)	—	—

Net cash used in investing activities	(24,191)	(54,680)	(569)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	105,953	—
Principal payments on capital lease obligations	(2,073)	(2,053)	(308)
Payments on deferred public offering costs	—	—	(1,384)
Proceeds from exercise of share awards and warrants	3,734	3,450	1,400
Excess tax benefit from share-based compensation	1,021	1,471	—

Net cash provided by (used in) financing activities	2,682	108,821	(292)

Net increase in cash and cash equivalents	9,503	80,080	8,220
Cash and cash equivalents at beginning of period	100,650	20,570	12,350

Cash and cash equivalents at end of period	$110,153	$100,650	$20,570

Supplemental disclosures of cash flow information
Interest paid	$1	$92	$3

Income taxes paid	$94	$275	$291

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$(259)	$(3,966)	$(774)

Leasehold improvements acquired under operating lease	$(637)	$—	$—

Acquisition of intangible assets under capital leases	$(235)	$(295)	$(194)

Disposal of tangible assets	$—	$—	$42

Accretion on mandatorily redeemable convertible preferred shares	$—	$—	$176

Preferred shares converted into ordinary shares	$—	$92,097	$—

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, tax contingencies, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, government agency discount notes, and commercial paper.

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2008 the Company maintained a balance of approximately $735,000 that represents tenant’s security deposits in Israel restricted due to the tenancy agreement and $1.4 million that represents security deposits restricted due to a foreign exchange management agreement with a bank.

The restricted deposits are presented at their cost, including accrued interest at rates of approximately 2% per annum.

Fair value of financial instruments

The Company’s financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157,“Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS 157 also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available. Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. 157-2, or FSP 157-2, that delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. This standard is not expected to have a material impact on our consolidated financial statements.

Further information about the application of SFAS 157 may be found in Note 3 below.

Concurrently with the adoption of SFAS 157, the Company adopted Statement of Financial Accounting Standards No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities,” or SFAS 159, which permits entities to elect, at specified election dates, to measure eligible financial instruments at fair value. As of December 31, 2008, the Company did not elect the fair value option under SFAS 159 for any financial assets and liabilities that were not previously measured at fair value.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company accounts for derivative instruments in accordance with authoritative accounting standards, including Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, and Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation,” or SFAS 52. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” or SFAS 161. SFAS 161 amends and expands the disclosure requirements of SFAS 133, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted the reporting requirements per SFAS 161 during the fourth quarter of fiscal year 2008.

For additional disclosure please see Note 5 — “Derivatives and hedging activity.”

Short-term investments

The Company’s short-term investments, which are classified as available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, are primarily invested in marketable government agency obligations, commercial paper and corporate notes.

Short-term investments are reported at fair value at December 31, 2008 and 2007. Unrealized gains or losses are recorded in shareholders’ equity and included in Other Comprehensive Income (OCI). Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest and other income, net. In order to determine if a decline in value on an available-for-sale security is other than temporary, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company’s accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2008	2007	2006

Hewlett-Packard	19%	19%	12%
Sun Microsystems	17%	*	*
QLogic	11%	11%	11%
Voltaire	*	15%	18%
Cisco	*	11%	14%

*	Less than 10%

At December 31, 2008, Hewlett-Packard, Sun Microsystems and Promate Electronics accounted for 24%, 20% and 13%, respectively, of the Company’s total accounts receivable.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful life of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

Intangible assets

Intangible assets consist of license rights that represent technology which the Company has purchased a perpetual right to use. They are amortized over an estimated useful life of three years using the straight-line method.

Investments

The Company has an equity investment in a privately-held company. This investment is recorded at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of this company. The investment is included in other long-term assets on the accompanying balance sheets. The Company monitors this investment for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, equity investment in privately-held company and intangible assets. The Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144, which requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Under SFAS No. 144, if the sum of the expected future cash flows (undiscounted and without interest charges) of the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

Revenue recognition

The Company accounts for its revenue under the provisions of Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” or SAB 104. Under SAB No. 104, revenues from sales of products are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable and collection is reasonably assured. The Company’s standard arrangement with its customers includes freight-on-board shipping point, 30-day payment terms, no right of return and no customer acceptance provisions. The Company generally relies upon a purchase order as persuasive evidence of an arrangement.

Probability of collection is assessed on a customer-by-customer basis. Customers are subject to a credit review process that evaluates the customers’ financial position and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

The provisions of Emerging Issuers Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, apply to sales arrangements with multiple elements that include a combination of hardware and services, such as post-contract customer support. For multiple element arrangements, revenue is allocated to the separate elements based on fair value. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The amount and impact on our consolidated financial statements of undelivered elements have historically been insignificant.

In accordance with Emerging Issuers Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” or EITF 00-10, costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

Product warranty

The Company typically offers a limited warranty for its products for periods of up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the years ended December 31, 2008, 2007 and 2006, are as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Balance, beginning of the period	$704	$528	$517
New warranties issued during the period	416	497	340
Adjustments due to changes in estimates during the period	—	—	(44)
Settlements during the period	(123)	(321)	(285)

Balance, end of the period	$997	$704	$528

Research and development

Costs incurred in research and development are charged to operations as incurred, including mask sets. The Company expenses all costs for internally developed patents as incurred Total research and development operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2008, 2007 and 2006 were $39,519, $24,638 and $15,256, respectively.

In June 2007, the FASB ratified Emerging Issues Task Force No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” or EITF 07-3. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 was effective for the Company on January 1, 2008. The adoption of this standard did not have a material effect on the Company’s financial statements.

Advertising

Cost related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense was approximately $155,000, $141,000, and $85,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Share-based compensation

The Company has in effect stock incentive plans under which incentive stock options have been granted to employees and non-qualified stock options have been granted to employees and non-employee members of the Board of Directors. We also have an employee stock purchase plan for all eligible employees. Effective January 1, 2006 we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123R, which requires all share-based payments to employees to be recognized in the financial statements based upon their respective grant date fair values.

SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is principally recognized as expense ratably over the requisite service periods. We have estimated the fair value of stock options and stock purchase rights as of the date of grant or assumption using the Black-Scholes option pricing model, which was developed for use in estimating the value of traded options that have no vesting restrictions and that are freely transferable. The Black-Scholes model considers, among other factors, the expected life of the award and the expected volatility of our stock price. We evaluate the assumptions used to value stock options and stock purchase rights under SFAS 123R on a quarterly basis.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” or SFAS 130, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale investments, and the accumulated unrealized gains and losses related to derivative instruments accounted for as cash flow hedges (in thousands).

	December 31,
	2008	2007

Accumulated net unrealized gain (loss) on:
Available-for-sale securities	$341	$54
Hedging activities	(260)	—

Total accumulated other comprehensive income	$81	$54

The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale securities and hedging activities was not material at December 31, 2008 and 2007.

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

In accordance with Emerging Issue Task Force Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” or EITF 03-6, earnings are allocated between the ordinary shareholders and other security holders based on their respective rights to receive dividends. When determining basic earnings per share under EITF 03-6, undistributed earnings for a period are allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all of the earnings for the period had been distributed. The form of such participation does not have to be a dividend. Any form of participation in undistributed earnings would constitute participation by that security, regardless of whether the payment to the security holder was referred to as a dividend.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net income	$22,371	$35,588	$7,248

Accretion of Series D mandatorily redeemable convertible preferred shares	—	—	(176)
Income allocable to preferred shareholders	—	—	(6,774)

Net income attributable to ordinary shareholders	$22,371	$35,588	$298

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,436	27,827	7,713
Weighted average unvested ordinary shares subject to repurchase Shares used to compute basic net income per share	—	—	(4)

	31,436	27,827	7,709

Effect of dilutive securities
Ordinary share options	1,405	2,365	1,974
Contingently issuable shares	2	9	—

Dilutive potential ordinary shares	1,407	2,374	1,974

Shares used to compute diluted net income per share	32,843	30,201	9,683

Net income per share attributable to ordinary shareholders — basic	$0.71	$1.28	$0.04

Net income per share attributable to ordinary shareholders — diluted	$0.68	$1.18	$0.03

The following table sets forth potential ordinary shares that are not included in the diluted net income per share attributable to ordinary shareholders above because to do so would be antidilutive for the periods indicated:

	December 31,
	2008	2007	2006
	(In thousands)

Convertible preferred shares (Series A, B and C) upon conversion to ordinary shares	—	—	6,799
Convertible preferred shares (Series D) upon conversion to ordinary shares	—	—	4,838
Warrants to purchase ordinary shares	—	—	725
Options to purchase ordinary shares	2,723	597	233

	2,723	597	12,595

Segment reporting

Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information,” or SFAS 131, requires that companies report separately in the financial statements certain financial and descriptive information about operating segments profit or loss, certain specific revenue and expense items and segment assets. Additionally, companies are required to report information about the revenues derived

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from their products and service groups, about geographic areas in which the Company earns revenues and holds assets and about major customers. The Company has one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products.

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

The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meets the “more likely than not” criteria established by Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” or SFAS 109. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 accumulated deficit balance.

Recent accounting pronouncements

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles, or GAAP, in the United States. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS 162 did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. FSP FAS 142-3

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of this standard will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations,” or SFAS 141(R), and Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” or SFAS 160. SFAS 141(R) significantly changes current practices regarding business combinations. Among the more significant changes, SFAS 141(R) expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed from contractual and non-contractual contingencies to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. SFAS 160 will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. SFAS 141(R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not believe that the implementation of these standards will have a material impact on its consolidated financial statements.

NOTE 2 —	BALANCE SHEET COMPONENTS:

	December 31,
	2008	2007
	(In thousands)

Cash and cash equivalents:
Cash	$33,357	$8,028
Money market funds	71,497	4,330
Government agency discount notes	5,299	58,735
Commercial paper	—	29,557

	$110,153	$100,650

Accounts receivable, net:
Accounts receivable	$23,676	$17,539
Less: allowance for doubtful accounts	(277)	(186)

	$23,399	$17,353

Inventories:
Raw materials	$940	$642
Work-in-process	1,189	1,379
Finished goods	4,611	3,375

	$6,740	$5,396

Prepaid expense and other:
Prepaid expenses	$1,433	$512
Federal taxes recoverable	1,390	914
Other	145	83

	$2,968	$1,509

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2008	2007
	(In thousands)

Property and equipment, net:
Computer equipment and software	$27,321	$24,030
Furniture and fixtures	1,689	1,146
Leasehold improvements	2,005	666

	31,015	25,842
Less: Accumulated depreciation and amortization	(20,629)	(17,393)

	$10,386	$8,449

Depreciation and amortization expense totaled approximately $3,454,000, $2,065,000, $1,260,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

	December 31,
	2008	2007
	(In thousands)

Other long-term assets:
Equity investments in private companies	$1,000	$—
Other	194	118

	$1,194	$118

Other accrued liabilities:
Payroll and related expenses	$6,568	$5,311
Professional services	2,407	1,418
Royalties	103	1,233
Warranty	997	704
Income tax payable	398	997
Sales commissions	517	888
Advance payment from a customer	1,925	—
Other	1,188	731

	$14,103	$11,282

Other long-term obligations:
Federal income tax payable	$1,143	$64
Other	547	7

	$1,690	$71

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3	— INVESTMENTS AND FAIR VALUE MEASUREMENTS:

Fair value hierarchy:

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds	$71,497	$—	$—	$71,497
Commercial papers	—	5,030	—	5,030
Corporate notes	—	8,173	—	8,173
Government agency discount notes	—	62,951	—	62,951

Total financial assets	$71,497	$76,154	$—	$147,651

Derivative liabilities	$—	$260	$—	$260

Total financial liabilities	$—	$260	$—	$260

Short-term investments:

At December 31, 2008 and 2007, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
	(In thousands)

Money market funds	$71,497	$—	$71,497
Commercial paper	5,014	16	5,030
Government agency discount notes	62,597	354	62,951
Corporate bonds	8,202	(29)	8,173

Total investments in marketable securities	147,310	341	147,651
Less amounts classified as cash equivalents	(76,796)	—	(76,796)

	$70,514	$341	$70,855

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2007
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)

Money market funds	$4,330	$—	$4,330
Commercial paper	40,947	23	40,970
Government agency discount notes	99,522	31	99,553

Total investments in marketable securities	144,799	54	144,853
Less amounts classified as cash equivalents	(92,622)	—	(92,622)

	$52,177	$54	$52,231

The contractual maturities of marketable securities classified as short-tem investments at December 31, 2008 are due in one year or less. Realized gains upon the sale of marketable securities were approximately $2,303,000 and $2,328,000 for the years ended December 31, 2008 and December 31, 2007, respectively.

Investment in a privately-held company:

As of December 31, 2008, the Company’s investment portfolio included a $1,000,000 investment in a privately-held company. The Company accounts for this investment under the cost method. To determine if impairment exists, the Company monitors the privately-held company revenue and earnings trends relative to pre-defined milestones and overall business prospects; the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

During the fourth quarter of 2008, the Company identified certain events or changes in circumstances indicating that the fair value of this investment had been negatively impacted and determined that the impairment of this investment was other than temporary. As a result, the Company recorded a $500,000 impairment loss on this investment. The impairment loss was included in other income (expense) on the Consolidated Statements of Operations for the year ended December 31, 2008.

NOTE 4 —	INTANGIBLE ASSETS:

	December 31,
	2008	2007
	(In thousands)

Licensed technology	$724	$489
Less: Accumulated amortization	(259)	(94)

	$465	$395

Amortization expense of intangible assets totaled approximately $165,000, $67,000 and $694,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense is expected to be $176,000 in the year 2009, $144,000 in 2010, $144,000 in 2011. The intangible assets are expected to be fully amortized in 2011.

NOTE 5 —	DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivative instruments primarily to manage exposures to foreign currency. The company enters into forward contracts to manage its exposure to changes in exchange rate of New Israeli Shekel (“NIS”) against U.S. dollar. The Company’s primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the year ended December 31, 2008. As of December 31, 2008, the Company had forward contracts in place that hedged future operating expenses of approximately 52.5 million NIS, or approximately $14.0 million based upon the exchange rate as of December 31, 2008. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of Derivative Contracts

Fair value of derivative contracts under SFAS 133 was as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
	2008	2007	2008	2007
	(In thousands)

Foreign exchange contracts designated as cash flow hedges	$—	$—	$260	$—

Total derivatives designated as hedging instruments	—	—	260	—
Total derivatives not designated	—	—	—	—

Total derivatives	$—	$—	$260	$—

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents only the balance of designated derivative contracts as cash flow hedges under SFAS 133 as of December 31, 2008 and 2007, and their impact on OCI for the year ended December 31, 2008 (in thousands):

December 31, 2007	$—
Amount of loss recognized in OCI (effective portion)	475
Amount of loss reclassified from OCI to income (effective portion)	(215)

December 31, 2008	$260

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations.

Impact of derivative contracts under SFAS 133 on total operating expense was as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Loss on foreign exchange contracts designated as cash flow hedges	$215	$—	$—
Gain (loss) on non-designated derivative contracts	—	—	—

For additional disclosure please see Note 1 — “The company and summary of significant accounting policies.”

NOTE 6 —	EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective January 2000, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit of $15,500 for the year ended December 31, 2008, subject to certain limitations. In 2008, the Company began matching employee contributions of up to 4% of their annual base salaries. In the year ended December 31, 2008, the total expense for these contributions was approximately $180, 000.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The severance pay liability of the Company to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in the Company’s balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is presented in long-term assets. Severance pay expenses for years ended December 31, 2008, 2007 and 2006 were approximately $799,000, $194,000 and $244,000, respectively and included losses of $277,000 and gains of $322,000 and 149,000, respectively, from investments in severance assets. The severance pay detail is as follows:

	December 31,
	2008	2007
	(In thousands)

Accrued severance liability	$5,042	$4,058
Severance assets	3,407	3,152

Unfunded portion	$1,635	$906

NOTE 7 —	COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and motor vehicles under operating leases with various expiration dates through 2014. Rent expense was $1,762,000, $1,260,000 and $1,020,000 for the years ended December 31, 2008, 2007 and 2006 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within “Property and equipment, net” was approximately $5,745,000 and $5,486,000 for the years ended December 31, 2008 and 2007, respectively. At December 31, 2008, future minimum lease payments under non-cancelable operating and capital leases totaled approximately

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$10,100,000. For the years ended December 31, 2008 and 2007, the accumulated amortization for assets under capital lease agreements totaled approximately $2,978,000 and $1,598,000, respectively. At December 31, 2008, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

			Estimated
	Capital	Operating	Sublease
Year Ended December 31,	Leases	Leases	Income
	(In thousands)

2009	$732	$2,601	$40
2010	405	2,327	—
2011	316	1,753	—
2012	158	729	—
2013 and beyond	—	1,057	—

Total minimum lease payments and sublease income	1,611	$8,467	$40

Less: Amount representing interest	(20)

Present value of capital lease obligations	1,591
Less: Current portion	(717)

Long-term portion of capital lease obligations	$874

Service commitments

At December 31, 2008, the Company had non-cancelable software tool maintenance commitments of $756,000, $523,000 of which is expected to be paid in 2009 and $233,000 in 2010 and beyond.

Purchase commitments

At December 31, 2008, the Company had non-cancelable purchase commitments of $8.7 million expected to be paid within one year. At December 31, 2008, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

Royalty obligations

Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the “BIRD Foundation”). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of “qualifying” product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the “qualifying” products, no additional amounts are required to be paid. At December 31, 2008, the Company had repaid and accrued approximately $549,000 to the BIRD Foundation, and the contingent liability in respect of royalties payable is approximately $351,000.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.

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

NOTE 8 —	MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SHARES AND CONVERTIBLE PREFERRED SHARES:

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

In conjunction with the issuance of the Series D shares, the holders of Series D shares received warrants to purchase an aggregate of 725,730 ordinary shares at an exercise price of $11.57 per share. The warrants were recorded as a component of the shareholders’ deficit at a fair value of approximately $54,000 on the date of issuance. The fair value was estimated by using the Black-Scholes option-pricing model. Assumptions used in the model included a risk-free interest rate of 4.02%, term to maturity of 5 years, 50% volatility and 0% dividend yield. The warrants were exercisable for a period ending at the earlier of an IPO, a merger or liquidation or October 2006 or November 2006, as the case may be. At December 31, 2006, warrants had been exercised for 98,551 ordinary shares and warrants to purchase the remaining 627,179 ordinary shares expired unexercised. There were no outstanding warrants at December 31, 2008 and December 31, 2007.

NOTE 9 —	ORDINARY SHARES:

On February 1, 2007, the Company’s amended and restated articles of association authorized the Company to issue 137,142,857 ordinary shares of nominal value New Israeli Shekels (“NIS”) 0.0175 each. A portion of the shares sold prior to the initial public offering were subject to a right of repurchase by the Company subject to vesting, which is generally over a four-year period from the earlier of issuance date or employee hire date, as applicable, until vesting is complete.

NOTE 10 —	SHARE OPTION PLANS:

The company has four option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan, or the Global Plan.

The Global Plan was adopted by our board of directors in October 2006 and approved by our shareholders in December 2006. The Global Plan replaces the Prior Plans and became effective on February 6, 2007. We have authorized for issuance under our Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan. In addition, the number of ordinary shares reserved for issuance under our Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. On January 1, 2009, the Global Plan was automatically increased by 685,714 shares.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity under the Plans, the Global Plan and other share-based arrangements:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price

Outstanding at December 31, 2005	470,422	4,587,917	$3.04
Options increased to plan	342,857	—	—
Options granted	(1,106,093)	1,106,093	$9.12
Options exercised	—	(108,908)	$2.65
Options canceled	418,287	(418,287)	$5.02

Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options increased to plan	3,428,571	—	—
Options granted	(2,253,878)	2,253,878	$18.32
Options exercised	—	(1,180,522)	$2.20
Options canceled	210,645	(210,645)	$9.24

Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68
Options increased to plan	680,513	—	—
Options granted	(1,926,438)	1,926,438	$10.30
Options exercised	—	(574,159)	$3.31
Options canceled	453,186	(453,186)	$12.90

Outstanding at December 31, 2008	718,072	6,928,619	$10.20

The weighted average fair value of options granted was approximately $6.12, $11.26 and $6.48 for the years ended December 31, 2008, 2007 and 2006, respectively. The following tables provide additional information about all options outstanding and exercisable at December 31, 2008:

	Options Outstanding at			Options Exercisable at
	December 31, 2008			December 31, 2008
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.18 - $1.30	831,531	1.97	$1.14	831,531	$1.14
$1.47 - $3.85	786,932	4.68	$2.63	786,732	$2.63
$4.38 - $7.44	681,850	6.96	$6.29	504,030	$6.16
$8.23 - $8.23	976,358	9.98	$8.23	—	$—
$8.45 - $9.10	231,418	9.12	$8.97	32,631	$8.76
$9.19 - $9.19	833,176	7.67	$9.19	536,502	$9.19
$12.72 - $16.48	721,660	9.08	$14.85	82,322	$15.07
$17.00 - $17.97	359,774	8.41	$17.62	134,656	$17.62
$18.22 - $18.22	913,250	8.99	$18.22	226,693	$18.22
$18.43 - $21.50	592,670	8.54	$19.75	211,702	$19.67

$0.18 - $21.50	6,928,619	7.35	$10.20	3,346,799	$6.95

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Of the 3,346,799 options exercisable at December 31, 2008, 3,237,114 options were fully vested and 109,685 were unvested but exercisable by U.S. employees under the 1999 Plan.

The total pretax intrinsic value of options exercised in 2008 was $6.3 million. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of our ordinary shares of $7.86 on December 31, 2008, the total pretax intrinsic value of all outstanding options was $10.8 million. The total pretax intrinsic value of exercisable options at December 31, 2008 was $10.6 million.

Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the lower of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2008 and 2007, 160,352 and 62,133 shares, respectively, were issued under this plan at weighted average per share prices of $11.42 and $13.69, respectively. At December 31, 2008, 348,943 shares were available for future issuance under the ESPP. No additional ordinary shares were added to the plan on January 1, 2009.

Share-based compensation

As discussed in Note 1, the Company adopted SFAS No. 123(R) as of January 1, 2006 using the prospective transition method. Under this method, SFAS No. 123(R) is applied to new awards and to awards modified, repurchased or cancelled after the adoption date of January 1, 2006. Compensation cost that was previously recorded under APB No. 25 for employee awards outstanding at the adoption date, such as unvested options, will continue to be recognized as the options vest. Compensation cost for non-employees that was recorded under SFAS No. 123 will also continue to be recognized as the options vest. Accordingly, share-based compensation expense includes compensation cost related to estimated fair values of awards granted after the adoption of SFAS No. 123(R), compensation costs related to unvested awards at the date of adoption based on the intrinsic values as previously recorded under APB No. 25, and compensation costs for share-based awards granted to non-employees prior and subsequent to January 1, 2006 recorded under SFAS No. 123.

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

The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the years ended December 31, 2008 and 2007:

	Employee Stock		Employee Stock
	Options		Purchase Plan
	Year Ended December 31,		Year Ended December 31,
	2008	2007	2008	2007

Dividend yield, %	—	—	—	—
Expected volatility, %	62.6	62.1	54.9	58.3
Risk free interest rate, %	2.42	4.12	1.76	4.71
Expected life, years	6.25	6.25	0.50	0.53
Estimated forfeiture rate, %	8.40	9.25	—	—

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Share-based compensation expense by caption:
Cost of goods sold	$228	$87	$12
Research and development	4,936	2,069	193
Sales and marketing	1,597	864	187
General and administrative	1,175	544	77

Total share-based compensation expense	$7,936	$3,564	$469

Share-based compensation expense by type of award:
Stock options	$7,242	$3,000	$469
ESPP	694	564	—

Total share-based compensation expense	$7,936	$3,564	$469

At December 31, 2008, there was $26.0 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 3 years.

NOTE 11 —	INCOME TAXES:

The components of income before income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

United States	$1,194	$1,416	$806
Foreign	23,977	23,642	6,743

Income before income taxes	$25,171	$25,058	$7,549

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current:
U.S. federal	$1,448	$662	$471
State and local	289	232	32
Foreign	(196)	719	—

	1,541	1,613	503

Deferred:
U.S. federal	$(497)	$(54)	$(174)
State and local	(128)	2	(28)
Foreign	1,884	(12,091)	—

	1,259	(12,143)	(202)

Provision for (benefit from) taxes on income	$2,800	$(10,530)	$301

At December 31, 2008 and 2007, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Net operating loss and credit carryforwards	$8,481	$12,002
Research and development costs	6,569	2,326
Reserves and accruals	1,221	593
Depreciation and amortization	20	8

Gross deferred tax assets	16,291	14,929
Valuation allowance	(3,236)	(2,491)

Deferred tax assets, net	13,055	12,438
Deferred tax liabilities	—	—

Net deferred tax assets	$13,055	$12,438

In accordance with SFAS 109, we record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Management believes that historical profitability combined with the expectation of future profitability supports the future realization of certain deferred tax assets and accordingly, during the year ended December 31, 2007, released the valuation allowance for certain foreign deferred tax assets. During the year 2008, the Company recorded additional deferred tax assets associated with research and development costs and net operating losses that are expected to offset taxable profits in Israel during 2009 and 2010. Also, the valuation allowance increased by $745,000 due to an increase in certain deferred tax assets that are not expected to be realized.

At December 31, 2008, we had state and foreign net operating loss carryforwards of approximately $16.8 million and $36.7 million, respectively. If unutilized, the state net operating loss carryforwards will expire

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between the years 2012 and 2017. The foreign net operating losses have no expiration date. Included in these net operating loss carryforwards is $15.2 million related to stock option deductions.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Tax at statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	0.5	0.8	0.1
Meals and entertainment	0.1	0.4	0.1
Tax at rates other than the statutory rate	(33.2)	(30.1)	(30.2)
Share-based compensation	2.0	0.8	—
Changes in valuation allowance	5.0	(49.6)	—
Other, net	2.7	1.4	—

Provision for (benefit from) taxes	11.1%	(42.3)%	4.0%

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3. which requires a company to calculate the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to adopting SFAS No. 123(R) (termed the APIC Pool). The Company elected to use the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical APIC pool (net tax benefit situation). For the years ended December 31, 2008 and 2007, the Company recognized a tax benefit to APIC of $2.9 and $1.5 million, respectively.

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Company expected the Approved Enterprise Tax Holiday associated with its Yokneam and Tel Aviv operations to begin in 2009, but due to certain favorable tax rulings obtained during the year ended December 31, 2008, and revisions to the level of future taxable profit in Israel, the Tax Holiday is now expected to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018. The modification as to when the Tax Holiday is expected to begin resulted in the Company recording additional deferred tax assets associated with research and development costs and net operating loss carryforwards that will offset anticipated taxable profits in Israel during 2009 and 2010.

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

Effective January 1, 2007, we adopted the provisions of FASB Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 contains a two-step approach to

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of FIN 48, the Company recognized no material adjustment to the January 1, 2007 balance of retained earnings. As of December 31, 2008 and 2007, our unrecognized tax benefits totaled approximately $1,714,000 and $1,139,000, respectively, which would reduce our income tax expense and effective tax rate, if recognized.

The following summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2008	2007
	(In thousands)

Gross unrecognized tax benefits, beginning of the period	$1,139	$798
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(284)	(39)
Increases in tax positions for current year	859	380
Decreases in tax positions for current year	—	—

Gross unrecognized tax benefits, end of the period	$1,714	$1,139

It is the Company’s policy to classify accrued interest and penalties as part of the accrued FIN 48 liability and record the expense in the provision for income taxes. For the years ended December 31, 2008 and 2007, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $20,000 and $9,000, respectively. For unrecognized tax benefits that exist at December 31, 2008, the Company does not anticipate any significant changes within the next twelve months.

We file income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2004 through 2008 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Undistributed earnings of the Company’s subsidiary, Mellanox Technologies, Inc., are indefinitely reinvested in the respective operations. If its earnings were to be repatriated, the Company would be subject to additional tax.

NOTE 12 —	SEGMENT INFORMATION:

The Company operates in one reportable segment, the development, manufacturing, marketing and sales of semiconductor interconnect products. The Company’s chief operating decision maker is the CEO. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues by geographic region are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

North America	$56,432	$44,779	$28,711
Israel	11,994	15,751	10,026
Europe	15,689	11,339	5,379
Asia	23,586	12,209	4,423

Total revenue	$107,701	$84,078	$48,539

Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

Revenues by product group are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

IC/Semiconductors	$47,801	$36,050	$19,395
Cards and switch systems	57,651	46,767	27,675
Options and miscellaneous other	2,249	1,261	1,469

Total revenue	$107,701	$84,078	$48,539

Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Israel	$8,774	$8,175	$2,548
United States	1,612	274	40

Total property and equipment, net	$10,386	$8,449	$2,588

Property and equipment, net is attributed to the geographic location in which it is located.

NOTE 13 —	OTHER INCOME, NET:

Other income, net, is summarized in the following table:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Interest income	$4,187	$6,452	$687
Foreign exchange gains (losses)	84	(283)	(229)
Loss on equity investment in a private company	(500)	—	—
Other	52	(193)	(20)

Total other income, net	$3,823	$5,976	$438

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

		Charged
	Balance at	(Credited) to
	Beginning of	Costs and		Balance at
Description:	Year	Expenses	Deductions(1)	End of Year
	(In thousands)

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$186	$125	$(34)	$277
Allowance for sales returns and adjustments	109	(94)	—	15

Total	$295	$31	$(34)	$292

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$107	$79	$—	$186
Allowance for sales returns and adjustments	9	100	—	109

Total	$116	$179	$—	$295

Year ended December 31, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$95	$12	$—	$107
Allowance for sales returns and adjustments	—	9	—	9

Total	$95	$21	$—	$116

(1)	Deductions for Allowance for doubtful accounts are for accounts receivable written-off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2009.

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

Signature	Title	Date

/s/ Eyal Waldman Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	March 10, 2009

/s/ Michael Gray Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	March 10, 2009

/s/ Rob S. Chandra Rob S. Chandra	Director	March 11, 2009

/s/ Irwin Federman Irwin Federman	Director	March 11, 2009

/s/ Thomas J. Riordan Thomas J. Riordan	Director	March 11, 2009

/s/ C. Thomas Weatherford C. Thomas Weatherford	Director	March 9, 2009

/s/ Amal Johnson Amal Johnson	Director	March 10, 2009

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3.1		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4	.1(1)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(2)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(3)	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(4)	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(5)	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(6)	Form of Indemnification undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(7)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.6(8)	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.7(9)	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.8(10)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for U.S. Executives.
10	.9(11)	Form of Mellanox Technologies, Ltd. Executive Severance Agreement for Israel Executives.
10	.10(12)	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10	.11(13)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10	.14(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10	.15(15)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant, as commenced on December 19, 2008.
21	.1(16)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(2)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(13)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(14)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(16)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.