Form 10-Q
period 2009-03-31
Mellanox Technologies, Ltd.
filed 2009-05-07
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of March 31, 2009, was 31,913,411

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$73,330	$110,153
Short-term investments	109,969	70,855
Restricted cash	3,567	2,149
Accounts receivable, net	16,723	23,399
Inventories	5,923	6,740
Deferred taxes	4,970	5,753
Prepaid expenses and other	2,144	2,968

Total current assets	216,626	222,017
Property and equipment, net	9,969	10,386
Severance assets	3,477	3,407
Intangible assets, net	412	465
Deferred taxes	7,302	7,302
Other long-term assets	1,181	1,194

Total assets	$238,967	$244,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,609	$8,265
Other accrued liabilities	8,882	14,103
Capital lease obligations, current	653	717

Total current liabilities	13,144	23,085
Accrued severance	4,781	5,042
Capital lease obligations	732	874
Other long-term obligations	1,859	1,690

Total liabilities	20,516	30,691
Shareholders’ equity
Ordinary shares	132	131
Additional paid-in capital	228,340	225,180
Accumulated other comprehensive income (loss)	(825)	81
Accumulated deficit	(9,196)	(11,312)

Total shareholders’ equity	218,451	214,080

Total liabilities and shareholders’ equity	$238,967	$244,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per
	share data)
Total revenues	$22,558	$25,155
Cost of revenues	(5,352)	(5,935)

Gross profit	17,206	19,220
Operating expenses:
Research and development	8,622	8,257
Sales and marketing	3,702	3,353
General and administrative	2,202	1,831

Total operating expenses	14,526	13,441
Income from operations	2,680	5,779
Other income, net	541	1,043

Income before taxes on income	3,221	6,822
Provision for taxes on income	(1,105)	(2,185)

Net income	$2,116	$4,637

Net income per share — basic	$0.07	$0.15

Net income per share — diluted	$0.06	$0.14

Shares used in computing net income per share:
Basic	31,823	31,089
Diluted	32,835	32,790
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$2,116	$4,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,075	816
Deferred income taxes	783	2,056
Share-based compensation expense	2,324	1,874
Gain on sale of investments	(135)	(800)
Changes in assets and liabilities:
Accounts receivable, net	6,676	(1,511)
Inventories	817	(5)
Prepaid expenses and other assets	1,211	(394)
Accounts payable	(4,656)	(2,009)
Accrued liabilities and other payables	(6,118)	(1,334)

Net cash provided by operating activities	4,093	3,330

Cash flows from investing activities:
Purchase of severance-related insurance policies	(331)	(444)
Purchases of short-term investments	(74,902)	(73,544)
Proceeds from sales of short-term investments	32,338	27,295
Proceeds from maturities of short-term investments	3,500	6,200
Increase in restricted cash deposit	(1,547)	—
Purchase of property and equipment	(605)	(652)
Purchase of equity investment in a private company	—	(1,500)

Net cash used in investing activities	(41,547)	(42,645)

Cash flows from financing activities:
Principal payments on capital lease obligations	(206)	(946)
Proceeds from exercise of share awards and stock options	837	1,086

Net cash provided by financing activities	631	140

Net decrease in cash and cash equivalents	(36,823)	(39,175)
Cash and cash equivalents at beginning of period	110,153	100,650

Cash and cash equivalents at end of period	$73,330	$61,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Company
     Mellanox Technologies, Ltd., an Israeli company, and its wholly-owned subsidiary, Mellanox Technologies, Inc., a California corporation (collectively referred to as the “Company” or “Mellanox”), were incorporated and commenced operations in March 1999. Mellanox is a leading supplier of end-to-end connectivity solutions for data center servers and storage.
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2008 annual report on Form 10-K dated March 12, 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter.
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
     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, stock-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.
     Significant Accounting Policies
     There have been no changes in our significant accounting policies that were disclosed in our Annual Report on Form 10K for the fiscal year ended December 31, 2008.
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended
	March 31,
	2009	2008
Super Micro Computer Inc.	16%	*
Hewlett-Packard	13%	12%
Sun Microsystems	11%	*
IBM	*	12%
QLogic Corporation	*	12%

*	Less than 10%
     At March 31, 2009, one customer, Super Micro Computer Inc. accounted for 10% of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Balance, beginning of the period	$997	$704
Warranties issued during the period, net	1	358
Settlements during the period	(52)	(52)

Balance, end of the period	$946	$1,010

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands, except per share data)
Net income	$2,116	$4,637

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,823	31,089
Weighted average unvested ordinary shares subject to repurchase	—	—

Shares used to compute basic net income per share	31,823	31,089

Effect of dilutive securities ordinary share options	1,012	1,701

Shares used to compute diluted net income per share	32,835	32,790

Net income per share attributable to ordinary shareholders — basic	$0.07	$0.15

Net income per share attributable to ordinary shareholders — diluted	$0.06	$0.14

     Recent accounting pronouncements
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. We adopted FSP 142-3 effective January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, with respect to its financial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.
     In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.
NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash	$10,214	$33,357
Money market funds	62,614	71,497
U.S. government agency discount notes	502	5,299

	$73,330	$110,153

Short-term investments:
Certificates of deposit	$1,502	$—
Commercial paper	—	5,030
U.S. government agency discount notes	104,314	62,951
Corporate notes	4,655	8,173

Total investments in marketable securities	110,471	76,154
Less: Amounts classified as cash equivalents	(502)	(5,299)

	$109,969	$70,855

Accounts receivable, net:
Accounts receivable	$17,000	$23,676
Less: Allowance for doubtful accounts	(277)	(277)

	$16,723	$23,399

	March 31,	December 31,
	2009	2008
	(In thousands)
Inventories:
Raw materials	$535	$940
Work-in-process	1,182	1,189
Finished goods	4,206	4,611

	$5,923	$6,740

Prepaid expense and other:
Prepaid expenses	$1,297	$1,433
Federal taxes recoverable	381	1,390
Interest receivable	141	93
Other	325	52

	$2,144	$2,968

Property and equipment, net:
Computer equipment and software	$27,417	$27,321
Furniture and fixtures	1,738	1,689
Leasehold improvements	2,104	2,005

	31,259	31,015
Less: Accumulated depreciation and amortization	(21,290)	(20,629)

	$9,969	$10,386

Other long-term assets:
Equity investments in private companies	$1,000	$1,000
Other	181	194

	$1,181	$1,194

Other accrued liabilities:
Payroll and related expenses	$3,503	$6,568
Professional services	2,316	2,407
Royalties	89	103
Warranty	946	997
Income tax payable	—	398
Sales commissions	509	517
Vendor withholding tax	—	516
Advance payment from a customer	—	1,925
Forward contract payable	1,081	260
Other	438	412

	$8,882	$14,103

Other long-term obligations:
Federal income tax payable	$1,186	$1,143
Other	673	547

	$1,859	$1,690

NOTE 3 — FAIR VALUE:
     In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$62,614	$—	$—	$62,614
Certificates of deposit	—	1,502	—	1,502
Corporate notes	—	4,655	—	4,655
U.S. government agency discount notes	—	104,314	—	104,314

Total financial assets	$62,614	$110,471	$—	$173,085

Derivative liabilities	$—	$1,081	$—	$1,081

Total financial liabilities	$—	$1,081	$—	$1,081

As of December 31, 2008, the Company’s financial assets and liabilities were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$71,497	$—	$—	$71,497
Commercial papers	—	5,030	—	5,030
Corporate notes	—	8,173	—	8,173
U.S. government agency discount notes	—	62,951	—	62,951

Total financial assets	$71,497	$76,154	$—	$147,651

Derivative liabilities	$—	$260	$—	$260

Total financial liabilities	$—	$260	$—	$260

NOTE 4 — DERIVATIVES AND HEDGING ACTIVITIES:
     The Company uses derivative instruments primarily to manage exposures to foreign currency. The company enters into forward contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar. The Company’s primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the three months ended March 31, 2009 and 2008. As of March 31, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 57.9 million NIS, or approximately $13.8 million based upon the exchange rate as of March 31, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.
     The Company does not use derivative financial instruments for purposes other than cash flow hedges.
     Fair value of Derivative Contracts
     Fair value of derivative contracts under SFAS 133 was as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$—	$1,081	$260

Total derivatives designated as hedging instruments	—	—	1,081	260
Total derivatives not designated	—	—	—	—

Total derivatives	$—	$—	$1,081	$260

     Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
     The following table represents only the balance of designated derivative contracts as cash flow hedges under SFAS 133 as of March 31, 2009 and December 31, 2008, and their impact on OCI for the three months ended March 31, 2009 (in thousands):

December 31, 2008	$260
Amount of loss recognized in OCI (effective portion)	1,348
Amount of loss reclassified from OCI to income (effective portion)	(527)

March 31, 2009	$1,081

     Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.
     Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations.
     The impact of derivative contracts under SFAS 133 on total operating expense was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Loss on foreign exchange contracts designated as cash flow hedges	$527	$—
Gain (loss) on non-designated derivative contracts	—	—
NOTE 5 — COMMITMENTS AND CONTINGENCIES:
Leases
     As of March 31, 2009, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
2009	$390	$1,819
2010	534	2,187
2011	316	1,673
2012	158	729
2013 and beyond	—	1,055

Total minimum lease payments and sublease income	$1,398	$7,463

Less: Amount representing interest	(13)

Present value of capital lease obligations	1,385
Less: Current portion	(653)

Long-term portion of capital lease obligations	$732

     Service commitments
     At March 31, 2009, the Company had non-cancelable software tool maintenance commitments of $1.6 million, $1.3 million of which is expected to be paid within 2009 and $0.3 million in 2010 and beyond.
     Purchase commitments
     At March 31, 2009, the Company had non-cancelable purchase commitments of $6.7 million expected to be paid within one year. As of March 31, 2009, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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

NOTE 6 — SHAREHOLDER’S EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Net income	$2,116	$4,637
Other comprehensive income:
Change in unrealized loss on available-for-sale securities	(85)	77
Change in unrealized loss on derivative contracts	(821)	—

Total comprehensive income	$1,210	$4,714

NOTE 7 — SHARE INCENTIVE PLANS:
     The Company has four share option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan and 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan, or the Global Plan. The Global Plan was adopted by our board of directors in October 2006, approved by our shareholders in December 2006 and became effective on February 6, 2007. Upon the effectiveness of the Global Plan, all Prior Plans were replaced by the Global Plan and a total of 3,554,044 of the Company’s ordinary shares were reserved for issuance under this plan. The number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. Pursuant to this provision, effective as of January 1, 2009, the Company’s board of directors approved an increase of 685,714 ordinary shares reserved for issuance under the Global Plan. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     The following table summarizes the activity under the Global Plan during the three months ended March 31, 2009:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2008	718,072	6,928,619	$10.20
Ordinary shares added to plan	685,714	—	—
Options granted	(237,380)	237,380	$8.82
Options exercised	—	(37,767)	$3.37
Options canceled	62,705	(62,705)	$13.40

Outstanding at March 31, 2009	1,229,111	7,065,527	$10.16

     The weighted average fair value of options granted was $5.37 and $8.65 for the three months ended March 31, 2009 and 2008, respectively.
     The total pretax intrinsic value of options exercised in the three months ended March 31, 2009 and 2008 was $0.2 million and $0.8 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of March 31, 2009, 7,065,527 options were outstanding with a weighted-average exercise price of $10.16 per share and a weighted-average remaining contractual term of 2.93 years. Based on the closing price of our ordinary shares of $8.33 on March 31, 2009, the total pretax intrinsic value of all outstanding options was $11.8 million. As of March 31, 2009, 3,564,688 options were exercisable, out of which 3,475,067 options were fully vested and 89,621 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at March 31, 2009 was $11.4 million.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, or offering periods, with their accumulated payroll deductions. 571,428 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions are applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share is equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. For fiscal year 2009, our board of directors elected not to increase the number of shares reserved for issuance under our ESPP. The maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may not exceed 2,114,285 ordinary shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the three months ended March 31, 2009, 100,763 shares were issued under this plan at an average per share price of $7.04. At March 31, 2009, 248,180 shares were available for future issuance under the ESPP.
     Share-based compensation
     The following weighted average assumptions are used to value share options and ESPP shares granted in connection with the Company’s share incentive plans for the three months ended March 31, 2009 and 2008:

	Employee Share		Employee Share
	Options		Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2009	2008	2009	2008
Dividend yield, %	—	—	—	—
Expected volatility, %	65.0	60.0	60.7	51.6
Risk free interest rate, %	2.00	2.75	0.10	1.49
Expected life, years	6.25	6.25	0.50	0.53
Estimated forfeiture rate, %	8.46	8.18	—	—
     The Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three months ended March 31, 2009 and 2008, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $2,323,759 and $1,874,441, respectively.
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended
	March 31,
	2009	2008
	(In thousands)
Cost of goods sold	$70	$48
Research and development	1,357	1,187
Sales and marketing	470	378
General and administrative	427	261

Total share-based compensation expense	$2,324	$1,874

     At March 31, 2009, there was $25.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.93 years.
NOTE 8 — INCOME TAXES:
     As of March 31, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1,834,000 and $1,714,000, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2009, the amount of accrued interest and penalties totaled $23,956. As of March 31, 2009, calendar years 2004 through 2008 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. The tax provision for income taxes reported for the three months ended March 31, 2009 reflects the estimated annual tax rate applied to the year to date net income, adjusted for certain discrete items which are fully recognized in the period they occur. The application of income tax law is inherently complex.

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
NOTE 9 — SUBSEQUENT EVENTS:
     On April 22, 2009, the Company exchanged options to purchase an aggregate of 2,340,334 ordinary shares granted under the Global Plan to its employees and contractors during the years 2007 and 2008 with exercise prices in a range between $13.66 and $21.50 for replacement options to purchase an aggregate of 1,983,797 ordinary shares with an exercise price of $10.23.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009 and March 31, 2008 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
General
     We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand, an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which we believe is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our latest generation of products also supports the industry standard Ethernet, as well as the evolving Fibre Channel over Ethernet and Converged Enhanced Ethernet interconnect specifications, which we believe provide unique product differentiation and connectivity flexibility that expands our total addressable market.
     We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, switch ICs and gateway ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards, switch systems and gateway systems that incorporate our respective ICs. These ICs are added to servers, storage, communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems, as well as the need to significantly reduce the total cost of ownership.
     It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the end-user markets that incorporate our products. Demand for new features change rapidly. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product design. Our failure to accurately forecast demand can lead to product shortages that can impede production by our customers and harm our relationships with these customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory.
     Recently, a decline in business and consumer confidence and increased unemployment have contributed to increased volatility and diminished expectations for the global economy, precipitated an economic slowdown and fears of a worldwide recession. If the economic climate in the United States or abroad does not improve from its current condition or continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, the collection of customer receivables and our profitability.
     Revenues. We derive revenues from sales of our ICs, cards and switch systems. Revenues were approximately $22.6 million for the three months ended March 31, 2009, compared to approximately $25.2 million for the three months ended March 31, 2008, representing a decrease of approximately 10%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 40% and 36% of our total revenues for the three months ended March 31, 2009 and 2008, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
     Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics, royalties due to third parties, including the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, and the Binational Industrial Research and Development (BIRD) Foundation, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS. In addition, after we purchase wafers from our foundries, we also have the yield risk related with manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors.
     We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractors are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractor are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, as customers are increasingly seeking opportunities to reduce their lead times, we may be required to increase our inventory to meet customer demand.
     We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue deriving from sales of HCA cards and switch systems, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.
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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the years ended December 31, 2008 and 2007, or the three months ended March 31, 2009. In total, we have received grants from OCS in the amount of $2.8 million. As of March 31, 2008, our obligation in respect of royalties accrued and payable to the OCS totaled approximately $261,000. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.
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
     Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. We expect the Approved Enterprise Tax Holiday associated with our Yokneam and Tel Aviv operations to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2008.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated: (to be updated)

	Three Months Ended
	March 31,
	2009	2008
Total revenues	100%	100%
Cost of revenues	(24)	(24)

Gross profit	76	76

Operating expenses:
Research and development	38	33
Sales and marketing	16	13
General and administrative	10	7

	Three Months Ended
	March 31,
	2009	2008
Total operating expenses	64	53

Income from operations	12	23
Other income, net	2	4
Provision for taxes on income	(5)	(9)

Net income	9%	18%

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008
     Revenues. Revenues were $22.6 million for the three months ended March 31, 2009 compared to $25.2 million for the three months ended March 31, 2008, representing a decrease of approximately 10%. This decrease in revenues resulted from decreased unit sales of approximately 7% and a decrease in average sales prices of approximately 3% due to changes in product mix. The decrease in unit sales was primarily due to decreases in sales to QLogic of 84%, IBM of 50% and Voltaire of 62%. These were partially offset by increases in unit sales to Super Micro Computer Inc. of 94% and Sun Microsystems of 229%. The decrease in average sales prices was due to a change in the product mix. Current quarter revenues attributable to HCAs, which have higher average selling prices, decreased by 35% compared to the same period last year, and were partially offset by an increase of 8% in revenues attributable to ICs, which have a lower average selling price. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter due to market uncertainty and diminished expectations of slower global economic growth.
     Gross Profit and Margin. Gross profit was $17.2 million for the three months ended March 31, 2009 compared to $19.2 million for the three months ended March 31, 2008, representing a decrease of 10.5%. The decrease in absolute dollars of gross profit for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 resulted primarily from a decrease of approximately 10% in the current quarter’s net revenue. As a percentage of revenues, gross margin decreased to 76.3% in the three months ended March 31, 2009 from 76.4% in the three months ended March 31, 2008 primarily due to changes in the product mix, partially offset by lower warranty and royalty costs.
     Research and Development. Research and development expenses were $8.6 million in the three months ended March 31, 2009 compared to $8.3 million in the three months ended March 31, 2008, representing an increase of approximately 4%. The increase consisted of $304,000 of higher new product development expenses, an increase in share-based compensation of $241,000 primarily due to new option grants, an increase in depreciation and amortization expenses of $96,000 related to purchases of equipment, technology licenses and software, partially offset by a decrease in employee related expenses of $219,000 primarily due to a reduction in bonus and salary related expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were $3.7 million for the three months ended March 31, 2009 compared to $3.4 million for the three months ended March 31, 2008, representing an increase of approximately 10%. The increase was attributable to higher facilities related expense of $122,000, an increase in equipment expenses of $102,000 associated with loaner tools and evaluation equipment, and an increase in share-based compensation of $85,000.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were $2.2 million for the three months ended March 31, 2009 compared to $1.8 million for the three months ended March 31, 2008, representing an increase of approximately 20%. The increase was due to an increase in facilities and maintenance expenses of $173,000 primarily due to higher rent and leasehold improvement depreciation, an increase in legal related expenses of $171,000 associated with our employee share option exchange program, an increase in employee related expenses of $169,000 associated with increased headcount, an increase in share-based compensation of $101,000, partially offset by a decrease in other expenses of $164,000 primarily associated with the elimination of some benefit programs, lower outsourcing expenses and lower insurance expenses.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.

     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended
	March 31,
	2009	2008
	(In thousands)

Cost of goods sold	$70	$48
Research and development	1,357	1,187
Sales and marketing	470	378
General and administrative	427	261

Total share-based compensation expense	$2,324	$1,874

     At March 31, 2009, there was $25.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.93 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $541,000 for the three months ended March 31, 2009 compared to $1.0 million for the three months ended March 31, 2008. The decrease consisted of $964,000 of lower interest income associated with lower average interest rates paid on investments, partially offset by foreign currency exchange gains of $145,000 in the three months ended March 31, 2009 as compared to foreign currency exchange losses of $358,000 in the same period last year.
     Provision for Taxes on Income. Provision for taxes on income was $1.1 million for the three months ended March 31, 2009 compared to $2.2 million for the three months ended March 31, 2008. The effective tax rate was 34.3% and 32.0% for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate differs from the U.S statutory rate primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $73.3 million and short-term investments of approximately $110.0 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the nexttwelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
Operating Activities
     Net cash provided by our operating activities amounted to $4.1 million in the three months ended March 31, 2009. Net cash provided by operating activities in the three months ended March 31, 2009 was primarily attributable to net income of $2.1 million adjusted for non-cash items of approximately $2.3 million for share-based compensation, $1.1 million for depreciation and amortization, and $0.8 million for the realization of deferred taxes, and was partially offset by gains on sale of investments of approximately $0.1 million. Furthermore, net cash provided by operating activities increased due to a reduction in accounts receivables, net of approximately $6.7 million as a result of lower sales volumes and improved collections, a decrease in prepaid expenses of approximately $1.2 million, and a decrease of approximately $0.8 million in inventories, partially offset by a decrease of approximately $6.1 million in accrued liabilities associated with payroll and other payables and a decrease in accounts payables of approximately $4.7 million due to payments to our vendors.
     Net cash generated by our operating activities amounted to approximately $3.3 million in the three months ended March 31, 2008. Net cash generated by operating activities was primarily attributable to net income of approximately $4.6 million adjusted for non-cash items of approximately $2.1 million for the realization of deferred taxes, $1.9 million for share-based compensation and $0.8 million for depreciation and amortization, and was partially offset by gains on investments of $0.8 million. Furthermore, net cash generated by operating activities was reduced by a decrease of approximately $2.0 million in accounts payable, an increase in accounts receivables, net of approximately $1.5 million due to an increase in the percentage of sales shipped later in the quarter, and a decrease of approximately $1.3 million in accrued liabilities primarily associated with payroll.

Investing Activities
     Net cash used in investment activities amounted to $41.5 million in the three months ended March 31, 2009. Net cash used in investment activities was primarily attributable to purchases of short term investments of $74.9 million, and an increase in restricted cash deposit of $1.5 million, partially offset by the maturities and sales of short term investments of $35.8 million.
     Net cash used in investment activities amounted to $42.6 million in the three months ended March 31, 2008. Net cash used in investment activities was primarily attributable to purchases of short term investments of $73.5 million, and an investment in preferred stock of a privately-held company of $1.5 million, partially offset by the maturities and sales of short term investments of $33.5 million.
Financing Activities
     Our financing activities generated $631,000 in the three months ended March 31, 2009, primarily due to proceeds from stock option exercises and employee stock purchase program of $837,000, partially offset by principal payments on capital lease obligations of $206,000. Our financing activities generated approximately $140,000 in the three months ended March 31, 2008, primarily due to proceeds from stock option exercises of $1.1 million, partially offset by principal payments on capital lease obligations of $946,000.
Off-Balance Sheet Arrangements
     As of March 31, 2009, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2009, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$1,385	$651	$655	$79
Non-cancelable operating lease commitments	7,463	2,438	3,420	1,605
Service commitments	1,553	1,325	214	14
Purchase commitments	6,669	6,669	—	—

Total	$17,070	$11,083	$4,289	$1,698

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
     The contractual obligation table excludes our FIN 48 liabilities because we cannot make a reliable estimate of the timing of cash payment. As of March 31, 2009, our unrecognized tax benefits totaled approximately $1,834,000 which would reduce our income tax expense and effective tax rate, if recognized.
Recent Accounting Standards
     In April 2008, the FASB issued Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other applicable accounting literature. We adopted FSP 142-3 effective January 1, 2009. The adoption of FSP 142-3 did not have a material impact on our consolidated financial statements.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, with respect to its financial assets and liabilities. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, which provided a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009. The Adoption of SFAS 157 for non-financial assets and non-financial liabilities did not have an impact on the Company’s consolidated results of operations or financial condition.
     In April 2009 the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. We are currently evaluating these Staff Positions.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the United States, recent market and economic conditions have been unprecedented and challenging, with tighter credit conditions and slower growth throughout 2008 and through the first quarter of 2009, and have led to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declining business and consumer confidence and increased unemployment have precipitated an economic slowdown and fears of a worldwide recession.
     The cost and availability of credit have been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and worldwide economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers. If these market conditions continue, they may limit our ability, and the ability of our customers, to timely replace maturing liabilities, and access the capital markets to meet liquidity needs, resulting in an adverse effect on our financial condition and results of operations.
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
     To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% increase in the U.S.dollar exchange rates agains NIS, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $40,000 at March 31, 2009. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At March 31, 2009, approximately $2.0 million of our monthly operating expenses were denominated in NIS. As of March 31, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 57.9 million NIS, or approximately $13.8 million based upon the exchange rate as of March 31, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following:
Risks Related to Our Business
     We may not sustain or increase profitability in the future.
     Although we recorded a profit in the years ended December 31, 2006, 2007, 2008 and the three months ended March 31, 2009, we had an accumulated deficit of approximately $9.2 million as of March 31, 2009. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to manage our research and development, sales and marketing and general and administrative expenses throughout 2009 to reflect the current economic environment. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2009, sales to Super Micro, Hewlett-Packard and Sun Microsystems accounted for 16%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2008, sales to Hewlett-Packard, Sun Microsystems and QLogic Corporation accounted for 19%, 17% and 11%, respectively, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of March 31, 2009, we had 15 issued patents and 29 patent applications pending in the United States, 5 issued patents in Taiwan, and 4 patent applications pending and 2 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities and corporate and sales support operations and, as of March 31, 2009, we had 224 full-time and 34 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived 65% and 42% of our revenues in the three months ended March 31, 2009 and 2008, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 3.8%, 3.4% and (0.1)% for the years ended December 31, 2008, 2007 and 2006, respectively and to (0.1)% and 0.1% in the three months ended March 31, 2009 and 2008, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 8.9% and 8.2% in the years ended December 31, 2008, 2007 and 2006, respectively. In the three months ended March 31, 2009 the decrease in the value of the NIS against the U.S. dollar amounted to 10.2% and in the three months ended March 31, 2008 the increase in value of NIS against the U.S. dollar amounted to 7.6%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have recently been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
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
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 47% of our outstanding ordinary shares as of March 31, 2009. Moreover, based on information filed with SEC, two of our shareholders, Fred Alger Management and Fidelity Management and Research, beneficially owned approximately 26% of our outstanding ordinary shares as of March 31, 2009. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     Not applicable.
ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008)

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No.333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 26, 2007.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 6th day of May, 2009.

Mellanox Technologies, Ltd.
/s/ Michael Gray
Michael Gray
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008)

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No.333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 26, 2007.