Form 10-Q
period 2009-06-30
Mellanox Technologies, Ltd.
filed 2009-08-06
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of June 30, 2009, was 32,021,747.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$83,129	$110,153
Short-term investments	107,557	70,855
Restricted cash	3,060	2,149
Accounts receivable, net	19,534	23,399
Inventories	6,405	6,740
Deferred taxes	4,290	5,753
Prepaid expenses and other	2,521	2,968

Total current assets	226,496	222,017
Property and equipment, net	9,421	10,386
Severance assets	3,899	3,407
Intangible assets, net	360	465
Deferred taxes	7,302	7,302
Other long-term assets	1,165	1,194

Total assets	$248,643	$244,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,485	$8,265
Other accrued liabilities	9,056	14,103
Capital lease obligations, current	450	717

Total current liabilities	16,991	23,085
Accrued severance	5,213	5,042
Capital lease obligations	632	874
Other long-term obligations	1,977	1,690

Total liabilities	24,813	30,691
Shareholders’ equity
Ordinary shares	132	131
Additional paid-in capital	230,796	225,180
Accumulated other comprehensive income	354	81
Accumulated deficit	(7,452)	(11,312)

Total shareholders’ equity	223,830	214,080

Total liabilities and shareholders’ equity	$248,643	$244,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Total revenues	$25,286	$28,201	$47,844	$53,356
Cost of revenues	(6,552)	(5,706)	(11,904)	(11,641)

Gross profit	18,734	22,495	35,940	41,715
Operating expenses:
Research and development	10,120	10,015	18,742	18,272
Sales and marketing	4,036	4,009	7,738	7,362
General and administrative	1,965	2,064	4,167	3,895

Total operating expenses	16,121	16,088	30,647	29,529
Income from operations	2,613	6,407	5,293	12,186
Other income, net	197	941	738	1,984

Income before taxes on income	2,810	7,348	6,031	14,170
Provision for taxes on income	(1,066)	(2,758)	(2,171)	(4,943)

Net income	$1,744	$4,590	$3,860	$9,227

Net income per share — basic	$0.05	$0.15	$0.12	$0.30

Net income per share — diluted	$0.05	$0.14	$0.12	$0.28

Shares used in computing income per share:
Basic	31,967	31,328	31,895	31,208
Diluted	33,154	32,969	32,986	32,881
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$3,860	$9,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,163	1,761
Deferred income taxes	1,463	5,069
Share-based compensation expense	4,553	3,911
Gain on sale of investments	(369)	(1,456)
Changes in assets and liabilities:
Accounts receivable, net	3,865	(4,423)
Inventories	335	(601)
Prepaid expenses and other assets	419	(694)
Accounts payable	(780)	(1,138)
Accrued liabilities and other payables	(4,227)	1,832

Net cash provided by operating activities	11,282	13,488

Cash flows from investing activities:
Purchase of severance-related insurance policies	(478)	(904)
Purchases of short-term investments	(107,387)	(136,602)
Proceeds from sales of short-term investments	62,901	54,741
Proceeds from maturities of short-term investments	8,080	45,050
Increase in restricted cash deposit	(884)	(99)
Purchase of property and equipment	(1,217)	(1,572)
Purchase of equity investment in a private company	—	(1,500)

Net cash used in investing activities	(38,985)	(40,886)

Cash flows from financing activities:
Principal payments on capital lease obligations	(385)	(1,456)
Proceeds from issuance of common stock to employees	1,064	2,052

Net cash provided by financing activities	679	596

Net decrease in cash and cash equivalents	(27,024)	(26,802)
Cash and cash equivalents at beginning of period	110,153	100,650

Cash and cash equivalents at end of period	$83,129	$73,848

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the “SEC.” The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2008 annual report on Form 10-K dated March 12, 2009. The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter.
     The Company has evaluated subsequent events through August 5, 2009, the date the financial statements were issued.
     Risks and uncertainties
     The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.
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
     Significant Accounting Policies
     There have been no changes in our significant accounting policies that were disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Hewlett Packard	18%	12%	16%	12%
Dell	14%	*	10%	*
T-Platforms	13%	*	*	*
Supermicro Computer Inc.	11%	11%	13%	*
Sun Microsystems	*	18%	*	11%
Q-Logic	*	14%	*	13%

*	Less than 10%
     At June 30, 2009, Hewlett Packard, T-Platforms and Dell accounted for 19%, 16% and 13%, respectively, of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Balance, beginning of the period	$997	$704
New warranties issued during the period	44	430
Settlements during the period	(187)	(68)

Balance, end of the period	$854	$1,066

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income	$1,744	$4,590	$3,860	$9,227

Basic and diluted shares:
Weighted average ordinary shares outstanding	31,967	31,328	31,895	31,208

Shares used to compute basic net income per share	31,967	31,328	31,895	31,208
Effect of dilutive securities ordinary share options	1,187	1,641	1,091	1,673

Shares used to compute diluted net income per share	33,154	32,969	32,986	32,881

Net income per share attributable to ordinary shareholders — basic	$0.05	$0.15	$0.12	$0.30

Net income per share attributable to ordinary shareholders — diluted	$0.05	$0.14	$0.12	$0.28

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
     In April 2009, the FASB issued three related Staff Positions: (i) FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP 157-4, (ii) SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP 115-2 and FSP 124-2, and (iii) SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” or FSP 107 and APB 28-1, which will be effective for interim and annual periods ending after June 15, 2009. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP 115-2 and FSP 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The adoption of these Staff Positions did not have an impact on the Company’s consolidated financial statements.
     Effective April 1, 2009, the Company adopted FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2. FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The adoption of FSP FAS 115-2 did not have an impact on the Company’s consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash	$12,734	$33,357
Money market funds	70,395	71,497
U.S. government agency discount notes	—	5,299

	$83,129	$110,153

Short-term investments:
Commercial paper	—	5,030
U.S. government agency discount notes	83,422	62,951
U.S. Treasury bills	24,135	—
Corporate notes	—	8,173

Total investments in marketable securities	107,557	76,154
Less amounts classified as cash equivalents	—	(5,299)

	$107,557	$70,855

Accounts receivable, net:
Accounts receivable	$19,793	$23,676
Less: Allowance for doubtful accounts	(259)	(277)

	$19,534	$23,399

Inventories:
Raw materials	$938	$940
Work-in-process	1,328	1,189
Finished goods	4,139	4,611

	$6,405	$6,740

Prepaid expense and other:
Prepaid expenses	$1,371	$1,433
Federal taxes recoverable	597	1,390
Interest receivable	86	93
Forward contract receivable	85	—
Other	382	52

	$2,521	$2,968

Property and equipment, net:
Computer equipment and software	$27,181	$27,321
Furniture and fixtures	1,785	1,689
Leasehold improvements	2,117	2,005

	31,083	31,015
Less: Accumulated depreciation and amortization	(21,662)	(20,629)

	$9,421	$10,386

Other long term assets:
Equity investments in private companies	$1,000	$1,000
Other	165	194

	$1,165	$1,194

Other accrued liabilities:
Payroll and related expenses	$4,548	$6,568
Professional services	2,662	2,407
Royalties	90	103
Warranty	854	997
Income tax payable	127	398
Sales commissions	478	517
Vendor withholding tax	—	516
Advance payment from a customer	—	1,925
Forward contract payable	—	260
Other	297	412

	$9,056	$14,103

Other long-term obligations:
Federal income tax payable	$1,260	$1,143
Other	717	547

	$1,977	$1,690

NOTE 3 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:
  Fair value hierarchy:
     In accordance with SFAS 157, the following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$70,395	$—	$—	$70,395
Certificates of deposit	—	504	—	504
U.S. government agency discount notes	—	83,422	—	83,422
U.S. Treasury bills	—	24,135	—	24,135
Derivative assets	—	85	—	85

Total financial assets	$70,395	$108,146	$—	$178,541

As of December 31, 2008, the Company’s financial assets and liabilities were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$71,497	$—	$—	$71,497
Commercial papers	—	5,030	—	5,030
Corporate notes	—	8,173	—	8,173
U.S. government agency discount notes	—	62,951	—	62,951

Total financial assets	$71,497	$76,154	$—	$147,651

Derivative liabilities	$—	$260	$—	$260

Total financial liabilities	$—	$260	$—	$260

  Short-term investments:
     At June 30, 2009 and December 31, 2008, the Company held short-term investments classified as available-for-sale securities as follows:

	June 30, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$70,395	$—	$70,395
Certificates of deposit	504	—	504
U.S. government agency discount notes	83,289	133	83,422
U.S. Treasury bills	23,999	136	24,135

Total investments in marketable securities	178,187	269	178,456
Less amounts classified as cash equivalents	(70,899)	—	(70,899)

	$107,288	$269	$107,557

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
	(In thousands)
Money market funds	$71,497	$—	$71,497
Commercial paper	5,014	16	5,030
U.S. government agency discount notes	62,597	354	62,951
Corporate bonds	8,202	(29)	8,173

Total investments in marketable securities	147,310	341	147,651
Less amounts classified as cash equivalents	(76,796)	—	(76,796)

	$70,514	$341	$70,855

     The contractual maturities of short-tem investments at June 30, 2009 and December 31, 2008, are due in one year or less.
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
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the six months ended June 30, 2009 and 2008. As of June 30, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 41.0 million NIS, or approximately $10.5 million based upon the exchange rate as of June 30, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.
     The Company does not use derivative financial instruments for purposes other than as cash flow hedges.
Fair value of Derivative Contracts
     Fair value of derivative contracts under SFAS 133 was as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$85	$—	$—	$260

Total derivatives	$85	$—	$—	$260

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
     The following table represents only the balance of designated derivative contracts as cash flow hedges under SFAS 133 as of June 30, 2009 and December 31, 2008, and their impact on OCI for the six months ended June 30, 2009 (in thousands):

December 31, 2008	$(260)
Amount of loss recognized in OCI (effective portion)	(494)
Amount of loss reclassified from OCI to income (effective portion)	839

June 30, 2009	$85

     Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.
Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations
     The impact of derivative contracts under SFAS 133 on total operating expense was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Loss on foreign exchange contracts designated as cash flow hedges	$312	$—	$839	$—
NOTE 5 — COMMITMENTS AND CONTINGENCIES:
Leases
     As of June 30, 2009, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
2009	$87	$1,724
2010	528	2,906
2011	316	2,398
2012	158	1,318
2013	—	1,058

Total minimum lease payments and sublease income	$1,089	$9,404

Less: Amount representing interest	(7)

Present value of capital lease obligations	1,082
Less: Current portion	(450)

Long-term portion of capital lease obligations	$632

     Service commitments
     At June 30, 2009, the Company had non-cancelable commitments of $1.6 million, $1.4 million of which is expected to be paid within 2009 and $0.2 million in 2010 and beyond.

     Purchase commitments
     At June 30, 2009, the Company had non-cancelable purchase commitments of $10.4 million expected to be paid within one year. As of June 30, 2009, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
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
NOTE 6 — SHAREHOLDER’S EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$1,744	$4,590	$3,860	$9,227
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	13	(214)	(72)	(83)
Change in unrealized gains on derivative contracts	1,166	—	345	—

Total comprehensive income	$2,923	$4,376	$4,133	$9,144

NOTE 7 — SHARE INCENTIVE PLANS:
     The Company has four share incentive plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan and 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan (the Global Plan). The Global Plan was adopted by our board of directors in October 2006, approved by our shareholders in December 2006 and became effective on February 6, 2007. Upon the effectiveness of the Global Plan, all Prior Plans were replaced by the Global Plan and a total of 3,554,044 of the Company’s ordinary shares were reserved for issuance under this plan. The number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year by a number of ordinary shares equal to the least of: (i) 2% of ordinary shares outstanding on a fully diluted basis on such date, (ii) 685,714 ordinary shares or (iii) a smaller number determined by our board of directors. Pursuant to this provision, effective as of January 1, 2009, the Company’s board of directors approved an increase of 685,714 ordinary shares reserved for issuance under the Global Plan. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares.
     The following table summarizes the activity under the Global Plan during the six months ended June 30, 2009:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2008	718,072	6,928,619	$10.20
Ordinary shares added to plan	685,714	—	—
Options granted (1)	(2,408,389)	2,408,389	$10.14
Options exercised	—	(146,103)	$2.43
Options canceled (1)	2,481,604	(2,481,604)	$17.28

Outstanding at June 30, 2009	1,477,001	6,709,301	$7.70

(1)	The number of options granted and canceled includes options granted and canceled in connection with the share option exchange program (see below).

     The weighted average fair value of options granted was $7.83 and $8.84 for the three months ended June 30, 2009 and 2008, respectively, and $7.58 and $8.76 for the six months ended June 30, 2009 and 2008, respectively.
     The total pretax intrinsic value of options exercised in the six months ended June 30, 2009 and 2008 was $1.1 million and $5.7 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of June 30, 2009, options to purchase 6,709,301 shares were outstanding with a weighted-average exercise price of $7.70 per share and a weighted-average remaining contractual term of 7.5 years. Based on the closing price of our ordinary shares of $12.03 on June 30, 2009, the total pretax intrinsic value of all outstanding options was $30.1 million. As of June 30, 2009, options to purchase 2,779,595 shares were exercisable, out of which options to purchase 2,709,145 shares were fully vested and options to purchase 70,450 shares were unvested but exercisable. The total pretax intrinsic value of exercisable options at June 30, 2009 was $20.2 million.
     Our Employee Share Purchase Plan, or ESPP, was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, or offering periods, with their accumulated payroll deductions. 571,428 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions are applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share is equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. For fiscal year 2009, our board of directors elected not to increase the number of shares reserved for issuance under our ESPP. The maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may not exceed 2,114,285 ordinary shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the six months ended June 30, 2009, 100,763 shares were issued under this plan at an average per share price of $7.01. At June 30, 2009, 248,180 shares were available for future issuance under the ESPP.
     Share option exchange program
     In April 2009, we completed an offer to exchange certain employee share options issued under the Global Plan. The option exchange program allowed eligible employees, contractors and employees of Mellanox Technologies, Ltd and its majority-owned subsidiary to exchange their outstanding options that had an exercise price greater than $13.65 per share for a lesser number of options calculated in accordance with exchange ratios. The ratios were determined using the Black-Scholes option pricing model based on, among other things, the closing price of our ordinary shares as quoted on The Nasdaq Global Select Market on March 16, 2009 and the exercise prices of the options eligible for exchange. The exchange ratios used were as follows:

		Shares Subject to
	Shares Subject to Option	Replacement Option
Exercise Price Range	Surrendered	Granted
$13.66 to $16.99	1.10	1

$17.00 and above	1.21	1
     Pursuant to the program, 255 eligible participants tendered, and we accepted for exchange, options to purchase an aggregate of 2,340,334 ordinary shares, representing approximately 96% of the total underlying shares subject to options that were eligible to be exchanged. Options granted pursuant to the exchange program have an exercise price of $10.23 per share, which was the closing price of Mellanox’s stock as reported by the Nasdaq Global Select Market on April 22, 2009.
     For options originally granted in 2007, the replacement options granted in the option exchange program will vest as follows: one-third (1/3) of the options replaced will vest and become exercisable on the one-year anniversary of the replacement grant date, with the remaining shares vesting and becoming exercisable in equal monthly increments over the 24 months following the first anniversary of the replacement grant date. For options originally granted in 2008, the replacement options will vest as follows: one-fourth (1/4) of the shares subject to each replacement option will vest and become exercisable on the one-year anniversary of the replacement grant date, with the remaining shares vesting and becoming exercisable in equal monthly increments over the 36 months following the first year anniversary of the replacement grant date.
     A modification charge resulting from the share option exchange program was immaterial and was recognized in the three months ended June 30, 2009.
     Share-based compensation
     The following weighted average assumptions are used to value share options and ESPP shares granted in connection with the Company’s share incentive plans for the six months ended June 30, 2009 and 2008:

	Employee Share		Employee Share
	Options		Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield, %	—	—	—	—
Expected volatility, %	63.0	59.0	60.7	52.9
Risk free interest rate, %	2.68	3.17	0.10	2.68
Expected life, years	6.08	6.25	0.53	0.50
Estimated forfeiture rate, %	8.46	8.20	—	—
     The Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and six months ended June 30, 2009, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $2,229,000 and $4,553,000, respectively, compared to approximately $2,037,000 and $3,911,000, respectively, for the three and six months ended June 30, 2008.
     The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$66	$49	$136	$97
Research and development	1,316	1,259	2,673	2,446
Sales and marketing	434	457	904	835
General and administrative	413	272	840	533

Total share-based compensation expense	$2,229	$2,037	$4,553	$3,911

     At June 30, 2009, there was $24.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.02 years.
NOTE 8 — INCOME TAXES:
     As of June 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $1,976,000 and $1,714,000, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2009, the amount of accrued interest and penalties totaled $95,000. As of June 30, 2009, calendar years 2004 through 2008 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. Our effective tax rates were 37.9% and 36.0% for the three and six months ended June 30, 2009, respectively, and 37.5% and 34.9% for the three and six months ended June 30, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and June 30, 2008 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
General
     We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand, an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which we believe is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our latest generation of products also supports the industry standard Ethernet, as well as the evolving Fibre Channel over Ethernet and Converged Enhanced Ethernet interconnect specifications, which we believe provide unique product differentiation and flexibility in connectivity that expands our total addressable market.
     We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, switch ICs and gateway ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards, switch systems and gateway systems that incorporate our respective ICs. These ICs are added to servers, storage, and communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems, as well as the need to significantly reduce the total cost of ownership.
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
     Revenues. We derive revenues from sales of our ICs, cards and switch systems. Revenues were approximately $47.8 million for the six months ended June 30, 2009 compared to approximately $53.4 million for the six months ended June 30, 2008, representing a decrease of approximately 10%. To date, we derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 39% and 36% of our total revenues for the six months ended June 30, 2009 and 2008, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the years ended December 31, 2008 and 2007, or the six months ended June 30, 2009. In total, we have received grants from OCS in the amount of $2.8 million. In the six months ended June 30, 2008, we recognized $261,000 of royalty expenses to the OCS. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.

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
     Under applicable Israeli law, OCS consent is also required to transfer technologies developed with OCS funding to third parties in Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of intellectual property rights in such know-how is subject to the same restrictions. These restrictions do not apply to exports of products from Israel or the sale of products developed with these technologies.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising, and charges for tradeshows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 12, 2009, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the annual report on Form 10-K for the year ended December 31, 2008.

Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total revenues	100%	100%	100%	100%
Cost of revenues	(26)	(20)	(25)	(22)

Gross profit	74	80	75	78

Operating expenses:
Research and development	40	36	39	34
Sales and marketing	16	14	16	14
General and administrative	8	7	9	7

Total operating expenses	64	57	64	55

Income from operations	10	23	11	23
Other income, net	1	3	2	3
Provision for taxes on income	(4)	(10)	(5)	(9)

Net income	7%	16%	8%	17%

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008
     Revenues. Revenues were approximately $25.3 million for the three months ended June 30, 2009 compared to approximately $28.2 million for the three months ended June 30, 2008, representing a decrease of approximately 10%. This decrease in revenues resulted from decreased unit sales of approximately 22% offset by an increase in average selling prices of 14%. The increase in average selling prices was due to a change in product mix. Current quarter revenues attributable to switch systems, which have higher average selling prices, increased by 369% compared to the same period last year, and were offset by a decrease of 60% in revenues attributable to ICs which have lower average selling prices. Current quarter revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter.
     Gross Profit and Margin. Gross profit was $18.7 million for the three months ended June 30, 2009 compared to $22.5 million for the three months ended June 30, 2008, representing a decrease of 17%. The decrease in absolute dollars of gross profit for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 resulted primarily from a decrease of approximately 10% in the current quarter’s net revenue. As a percentage of revenues, gross margin decreased to 74.1% in the three months ended June 30, 2009 from 79.8% in the three months ended June 30, 2008 primarily due to changes in the product mix.
     Research and Development. Research and development expenses were approximately $10.1 million in the three months ended June 30, 2009 compared to approximately $10.0 million in the three months ended June 30, 2008, representing an increase of 1%. The increase consisted of approximately $567,000 in new product expenses primarily associated with tape out mask sets, an increase in software expenses of approximately $267,000, and an increase in share-based compensation of approximately $134,000 primarily due to new option grants which were offset by a decrease in employee related expenses of approximately $1.0 million associated with salary reductions, changes in severance payables and lower employee bonus accruals. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were approximately $4.0 million for the three months ended June 30, 2009 compared to approximately $4.0 million for the three months ended June 30, 2008. While there was no material change in total quarterly expenses, there was a decrease in external sales commissions of approximately $270,000 primarily due to lower sales which were offset by higher facility related expenses of $114,000 and an increase in equipment expense of $110,000 associated with customer evaluation equipment.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

     General and Administrative. General and administrative expenses were approximately $2.0 million for the three months ended June 30, 2009 compared to approximately $2.1 million for the three months ended June 30, 2008, representing a decrease of 5%. The decrease was due to lower employee related expenses of $197,000, partially offset by an increase in depreciation expense of $88,000 associated with leasehold improvements at the company’s new offices in Sunnyvale, California, and an increase in share based compensation expense of approximately $84,000.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $197,000 for the three months ended June 30, 2009 compared to $941,000 for the three months ended June 30, 2008, representing a decrease of 79%. Other income, net for the three months ended June 30, 2009, consisted of interest income of approximately $310,000, partially offset by foreign exchange losses of $113,000. Other income, net for the three months ended June 30, 2008 consisted of interest income of $941,000. The decrease in interest income resulted from lower average interest rates paid on investments.
     Provision for Taxes on Income. Provision for taxes on income was approximately $1.1 million for the three months ended June 30, 2009 compared to $2.8 million for the three months ended June 30, 2008. The decrease was primarily the result of a lower utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2009. Our effective tax rates were 37.9% and 37.5% for the three months ended June 30, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions.
Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008
     Revenues. Revenues were approximately $47.8 million for the six months ended June 30, 2009 compared to approximately $53.4 million for the six months ended June 30, 2008, representing a decrease of 10%. This decrease in revenues consisted of a decline in unit sales of approximately 14% and an increase in average sales prices of 5%. The increase in average selling prices was due to a change in product mix. Year-to-date revenues attributable to switch systems, which have higher average selling prices, increased by 334% compared to the same period last year, and were partially offset by decreases of 35% and 18% in revenues attributable to ICs and HCAs, respectively. Year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2008 or thereafter.
     Gross Profit and Margin. Gross profit was approximately $35.9 million for the six months ended June 30, 2009 compared to approximately $41.7 million for the six months ended June 30, 2008, representing a decrease of 13.8%. The decrease in absolute dollars of gross profit resulted primarily from lower revenues of approximately 10% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. As a percentage of revenues, gross margin decreased to 75.1% for the six months ended June 30, 2009 from 78.2% for the six months ended June 30, 2008 primarily due to changes in product mix.
     Research and Development. Research and development expenses were approximately $18.7 million in the six months ended June 30, 2009 compared to approximately $18.3 million in the six months ended June 30, 2008, representing an increase of 3%. The increase consisted of higher new product expenses of approximately $870,000 primarily due to tape out mask sets, an increase in share-based compensation expense of approximately $376,000, an increase in software expenses of approximately $342,000 and an increase in depreciation of approximately $154,000, partially offset by lower employee related expenses of $1.2 million associated with salary reductions, related employee tax and benefits and lower bonus accruals.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were approximately $7.7 million for the six months ended June 30, 2009 compared to approximately $7.4 million for the six months ended June 30, 2008, representing an increase of approximately 5%. The increase was attributable to higher facility related expenses of approximately $236,000, an increase in equipment related expenses of approximately $203,000 primarily associated with customer evaluation equipment, an increase in other expenses of approximately $120,000 primarily associated with funded educational research and marketing design work and an increase in employee related expenses of $101,000 primarily due to additional headcount, partially offset by a decrease in external sales commission expenses of $313,000 associated with lower sales.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below
     General and Administrative. General and administrative expenses were approximately $4.2 million for the six months ended June 30, 2009 compared to approximately $3.9 million for the six months ended June 30, 2008, representing an increase of 7%. The increase was due to higher facility related expenses of approximately $190,000 associated with higher rent, an increase in legal expenses of approximately $188,000 primarily due to the option exchange program and an increase in share-based compensation of approximately $185,000, partially offset by a decrease in other expenses of approximately $304,000 primarily associated with lower employees related and bad debt expense.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$66	$49	$136	$97
Research and development	1,316	1,259	2,673	2,446
Sales and marketing	434	457	904	835
General and administrative	413	272	840	533

Total share-based compensation expense	$2,229	$2,037	$4,553	$3,911

     At June 30, 2009, there was $24.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.02 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $739,000 for the six months ended June 30, 2009 compared to approximately $1,984,000 for the six months ended June 30, 2008, representing a decrease of 63%. Other income, net for the six months ended June 30, 2009, consisted of interest income of approximately $705,000 and foreign exchange gains of $34,000. Other income, net for the six months ended June 30, 2008, consisted of interest income of $2,345,000, partially offset by foreign exchange losses of $361,000. The decrease in interest income of approximately $1,640,000 resulted fromlower average interest rates paid on investments.
     Provision for Taxes on Income. Provision for taxes on income was approximately $2.2 million for the six months ended June 30, 2009 compared to approximately $4.9 million for the six months ended June 30, 2008. The decrease was primarily the result of a lower utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2009. Our effective tax rates were 36.0% and 34.9% for the six months ended June 30, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate.

Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $83.1 million and short-term investments of approximately $107.6 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
Operating Activities
     Net cash provided by operating activities was approximately $11.3 million and $13.5 million in the six months ended June 30, 2009 and 2008, respectively. Net cash provided by operating activities in the six months ended June 30, 2009 was primarily attributable to net income of approximately $3.9 million adjusted for non-cash items including $4.6 million for share based compensation, $2.2 million for depreciation and amortization and $1.5 million for the utilization of deferred taxes. Furthermore, net cash provided by operating activities was increased by a reduction in accounts receivable of approximately $3.9 million due to better collections, offset by a decrease of approximately $4.2 million in accrued liabilities and other payables due to a reduction in payroll related accrued liabilities and refund of a customer credit balance.
     Net cash provided by operating activities in the six months ended June 30, 2008 was primarily attributable to net income of approximately $9.2 million adjusted for non-cash items including $5.1 million for the utilization of deferred taxes, $3.9 million for share-based compensation and $1.8 million for depreciation and amortization, partially offset by gains on sale of investments of $1.5 million. Furthermore, net cash provided by operating activities was reduced by an increase in accounts receivables, net of approximately $4.4 million due to an increase in the percentage of sales shipped later in the quarter and a decrease of approximately $1.1 million in accounts payable, and was partially offset by a decrease of approximately $1.8 million in accrued liabilities primarily associated with payroll related items.
Investing Activities
     Net cash used in investing activities was approximately $38.9 million in the six months ended June 30, 2009 and approximately $40.9 million in the six months ended June 30, 2008. Net cash used in investing activities in the six months ended June 30, 2009 was primarily attributable to purchases of short term investments of $107.4 million and purchases of property and equipment of $1.2 million, and was partially offset by the maturities and sales of short term investments of $70.9 million.
     Net cash used in investing activities in the six months ended June 30, 2008 of approximately $40.9 million was primarily attributable to purchases of short-term investments of approximately $136.6 million, purchases of property and equipment of $1.6 million and an investment in preferred stock of a private company of $1.5 million, partially offset by maturities and sales of short-term investments of approximately $99.8 million.
Financing Activities
     Our financing activities provided approximately $679,000 in the six months ended June 30, 2009, primarily due to proceeds from share option exercises and ESPP purchases of $1.1 million partially offset by principal payments on capital lease obligations of $385,000. Our financing activities provided approximately $596,000 in the six months ended June 30, 2008, primarily due to proceeds from share option exercises of $2.1 million, partially offset by principal payments on capital lease obligations of $1.5 million.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we did not have any off-balance sheet arrangements.

Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2009, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$1,089	$457	$632	$—
Non-cancelable operating lease commitments	9,404	3,147	4,506	1,751
Service commitments	1,630	1,414	215	—
Purchase commitments	10,446	10,446	—	—

Total	$22,569	$15,464	$5,353	$1,751

     For purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
     The contractual obligation table excludes our FIN 48 liabilities because we cannot make a reliable estimate of the timing of cash payment. As of June 30, 2009, our unrecognized tax benefits totaled approximately $1,976,000, which would reduce our income tax expense and effective tax rate, if recognized.
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

     Effective April 1, 2009, the Company adopted FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2. FSP FAS 115-2 amends the other-than-temporary impairment (“OTTI”) guidance in U.S. GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. Prior to FSP FAS 115-2, if OTTI was determined to exist, the Company recognized an OTTI charge into earnings in an amount equal to the difference between the investment’s amortized cost basis and its fair value as of the balance sheet date of the reporting period. Under FSP 115-2, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income (“AOCI”). The adoption of FSP FAS 115-2 did not have an impact on the Company’s consolidated financial statements.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168. SFAS 168 represents the last numbered standard to be issued by FASB under the old (pre-Codification) numbering system, and amends the GAAP hierarchy established under SFAS 162. On July 1, 2009, the FASB launched FASB’s new Codification entitled “The FASB Accounting Standards Codification.” The Codification will supersede all existing non-SEC accounting and reporting standards. SFAS 168 is effective in the first interim and annual periods ending after September 15, 2009. This pronouncement will have no effect on our unaudited condensed consolidated financial statements upon adoption other than current references to GAAP which will be replaced with references to the applicable codification paragraphs.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% increase in the U.S. dollar exchange rates against NIS, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a gain before taxes of approximately $35,000 at June 30, 2009. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2009, approximately $2.0 million of our monthly operating expenses were denominated in NIS. As of June 30, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 41.0 million NIS, or approximately $10.5 million based upon the exchange rate as of June 30, 2009. The forward contracts cover a percentage of our future NIS denominated operating expenses expected to occur over the next twelve months. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
     Although we recorded a profit in the years ended December 31, 2006, 2007, 2008 and the six months ended June 30, 2009, we had an accumulated deficit of approximately $7.5 million as of June 30, 2009. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. We expect to manage our research and development, sales and marketing and general and administrative expenses throughout

2009 to reflect the current economic environment. These expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2009, sales to Hewlett-Packard, Dell, T-Platforms, and Super Micro Computers accounted for 18%, 14%, 13% and 11%, respectively, of our total revenues. For the year ended December 31, 2008, sales to Hewlett-Packard, Sun Microsystems and QLogic Corporation accounted for 19%, 17% and 11%, respectively, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of June 30, 2009, we had 18 issued patents and 29 patent applications pending in the United States, 5 issued patents in Taiwan, and 4 patent applications pending and 2 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities, corporate and sales support operations and, as of June 30, 2009, we had 238 full-time and 36 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in

Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
     We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the recent conflicts with Hamas and Hezbollah referred to above, the majority of our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.
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
     We derived 63% and 43% of our revenues in the six months ended June 30, 2009 and 2008, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
•	reduced protection of intellectual property rights in some countries;

•	licenses, tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	tariffs, trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability; and

•	variances and unexpected changes in local laws and regulations.
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) was 3.8%, 3.4% and (0.1)% for the years ended December 31, 2008, 2007 and 2006, respectively, and was 2.1% and 2.4% in the six months ended June 30, 2009 and 2008, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 8.9% and 8.2% in the years ended December 31, 2008, 2007 and 2006, respectively. In the six months ended June 30, 2009 the decrease in the value of the NIS against the U.S. dollar amounted to 3.1%, and in the six months ended June 30, 2008 the increase in value of NIS against the U.S. dollar amounted to 12.8%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk, we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
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
The ownership of our ordinary shares is highly concentrated, and your interests may conflict with the interests of our existing shareholders.
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 44% of our outstanding ordinary shares as of June 30, 2009. Moreover, Fred Alger Management and Fidelity Management and Research beneficially owned approximately 24% of our outstanding ordinary shares as of June 30, 2009. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     In June 2009, certain sales representatives exercised options to purchase 17,714 of our ordinary shares pursuant to options that we had granted to each of them outside of our equity incentive plans. As a result, we issued to these representatives 17,714 unregistered ordinary shares and received proceeds of $20,584. The issuances of these securities were effected in reliance on the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) thereof for the institutions residing in the United States and Regulation S thereof for institutions residing outside of the United States. No underwriters were involved in the foregoing issuance of securities.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our 2009 annual general meeting of shareholders on May 18, 2009. The following summarizes the matters submitted to a vote of our shareholders at the meeting:
     1. The election of each of the following nominees to serve on our Board of Directors until the next annual general meeting of shareholders, or until their respective successors have been elected and qualified, or until their earlier resignation or removal.

	For	Against	Abstain
Eyal Waldman	26,784,861	130,829	4,590
Irwin Federman	26,764,231	151,410	4,636
Thomas Weatherford	26,786,822	124,122	9,334
     As of June 30, 2009, the Company’s board of directors consisted of five members. Rob S. Chandra retired from our board of directors effective May 18, 2009. A successor had not yet been selected as of June 30, 2009. The other members of our board of directors, Amal M. Johnson and Thomas J. Riordan, were elected at the 2007 annual general meeting of shareholders to serve as outside directors, each for a three-year term until our annual general meeting of shareholders in 2010, or until their respective successors have been elected and qualified, or until their earlier resignation or removal, subject to and in accordance with the provisions of the Israel Companies Law, 1999. As a result, neither Ms. Johnson nor Mr. Riordan were subject to re-election by our shareholders at this year’s annual general meeting of shareholders, and continue in the office.
     2. The approval of the cash bonus paid to Mr. Waldman on March 1, 2009 in the amount of $162,500 for services rendered for the fiscal year ended December 31, 2008, pursuant to the Company’s annual discretionary cash bonus compensation program.

For	Against	Abstain
26,408,766	217,308	294,204
     3. The approval of the amendment to the indemnification undertaking by and among the Company and all of the Company office holders whom the Company has resolved to indemnify. The amendment to the indemnification undertaking agreement limits the total amount of the Company’s indemnification obligation, jointly and in the aggregate, during the course of the Company’s existence to 50% of the Company’s net assets, measured by the company last published balance sheet of the company prior to the time that notice is provided to the Company of an indemnification event.

For	Against	Abstain
26,780,486	38,020	101,770
4. The approval of the amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) to increase the number by which the ordinary shares reserved for issuance under the 2006 Plan automatically increases on the first day of each fiscal year to the least of (i) 3.75% of the ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 1,400,000, or (iii) a lesser amount determined by the board of directors, on or before the date of increase.

For	Against	Abstain
9,127,258	15,072,336	18,701
5. The approval of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of Mellanox Technologies, Ltd. for the fiscal year ending December 31, 2009 and the authorization of the audit committee to determine the remuneration of PricewaterhouseCoopers LLP.

For	Against	Abstain
26,857,125	59,869	3,285
ITEM 5 — OTHER INFORMATION
     Not applicable.
ITEM 6 — EXHIBITS

3.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10.1	Amended Form made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No.333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 26, 2007.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of August, 2009.

Mellanox Technologies, Ltd.
/s/ Michael Gray
Michael Gray
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

10.1	Amended Form made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No.333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No.001-33299) filed on March 26, 2007.