Form 10-Q
period 2009-09-30
Mellanox Technologies, Ltd.
filed 2009-11-04
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 31, 2009, was 32,286,649.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$63,948	$110,153
Short-term investments	140,967	70,855
Restricted cash	3,167	2,149
Accounts receivable, net	19,007	23,399
Inventories	6,599	6,740
Deferred taxes	2,579	5,753
Prepaid expenses and other	2,703	2,968

Total current assets	238,970	222,017
Property and equipment, net	8,805	10,386
Severance assets	4,370	3,407
Intangible assets, net	404	465
Deferred taxes	7,302	7,302
Other long-term assets	1,491	1,194

Total assets	$261,342	$244,771

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,549	$8,265
Other accrued liabilities	10,945	14,103
Capital lease obligations, current	467	717

Total current liabilities	20,961	23,085
Accrued severance	5,561	5,042
Capital lease obligations	553	874
Other long-term obligations	1,916	1,690

Total liabilities	28,991	30,691
Shareholders’ equity:
Ordinary shares	133	131
Additional paid-in capital	234,207	225,180
Accumulated other comprehensive income	690	81
Accumulated deficit	(2,679)	(11,312)

Total shareholders’ equity	232,351	214,080

Total liabilities and shareholders’ equity	$261,342	$244,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)

Total revenues	$32,671	$29,138	$80,515	$82,494
Cost of revenues	(8,092)	(6,103)	(19,996)	(17,744)

Gross profit	24,579	23,035	60,519	64,750
Operating expenses:
Research and development	10,944	10,067	29,686	28,339
Sales and marketing	4,273	3,964	12,011	11,326
General and administrative	2,633	2,408	6,800	6,303

Total operating expenses	17,850	16,439	48,497	45,968
Income from operations	6,729	6,596	12,022	18,782
Other income, net	126	1,152	864	3,136

Income before taxes on income	6,855	7,748	12,886	21,918
Provision for taxes on income	(2,082)	(2,590)	(4,253)	(7,533)

Net income	$4,773	$5,158	$8,633	$14,385

Net income per share — basic	$0.15	$0.16	$0.27	$0.46

Net income per share — diluted	$0.14	$0.16	$0.26	$0.44

Shares used in computing income per share:
Basic	32,113	31,591	31,969	31,338
Diluted	33,611	32,909	33,166	32,890
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$8,633	$14,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,117	2,669
Deferred income taxes	3,174	7,459
Share-based compensation expense	6,936	5,954
Gain on sale of investments	(631)	(1,975)
Changes in assets and liabilities:
Accounts receivable, net	4,392	(7,336)
Inventories	141	(456)
Prepaid expenses and other assets	441	(860)
Accounts payable	1,284	(1,457)
Accrued liabilities and other payables	(2,044)	1,770

Net cash provided by operating activities	25,443	20,153

Cash flows from investing activities:
Purchase of severance-related insurance policies	(646)	(1,001)
Purchases of short-term investments	(180,160)	(181,440)
Proceeds from sales of short-term investments	100,997	108,771
Proceeds from maturities of short-term investments	9,580	45,050
Increase in restricted cash deposit	(884)	(99)
Purchase of property and equipment	(2,181)	(2,810)
Purchase of equity investment in a private company	—	(1,500)

Net cash used in investing activities	(73,294)	(33,029)

Cash flows from financing activities:
Principal payments on capital lease obligations	(447)	(1,824)
Proceeds from issuance of ordinary shares to employees	2,093	3,278

Net cash provided by financing activities	1,646	1,454

Net decrease in cash and cash equivalents	(46,205)	(11,422)
Cash and cash equivalents at beginning of period	110,153	100,650

Cash and cash equivalents at end of period	$63,948	$89,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2008 annual report on Form 10-K filed with the SEC on March 12, 2009. The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter.
     The Company has evaluated subsequent events through November 3, 2009, the date the financial statements were issued.
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
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Hewlett Packard	15%	19%	16%	15%
IBM	14%	*	10%	*
Sun Microsystems	13%	18%	10%	13%
Fujitsu	11%	*	*	*
Supermicro Computer Inc.	*	*	11%	*
Voltaire	*	13%	*	10%
Q-Logic	*	*	*	11%

*	Less than 10%
     At September 30, 2009, IBM, Hewlett Packard, Altima Corporation and Voltaire accounted for 20%, 17%, 13% and 11%, respectively, of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Balance, beginning of the period	$997	$704
Charged to costs and expenses	124	416
Settlements during the period	(236)	(95)

Balance, end of the period	$885	$1,025

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net income	$4,773	$5,158	$8,633	$14,385

Basic and diluted shares:
Weighted average ordinary shares outstanding	32,113	31,591	31,969	31,338

Shares used to compute basic net income per share	32,113	31,591	31,969	31,338
Effect of dilutive securities ordinary share options	1,498	1,318	1,197	1,552

Shares used to compute diluted net income per share	33,611	32,909	33,166	32,890

Net income per share attributable to ordinary shareholders — basic	$0.15	$0.16	$0.27	$0.46

Net income per share attributable to ordinary shareholders — diluted	$0.14	$0.16	$0.26	$0.44

     Recent accounting pronouncements
     On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (“FASB”) related to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
     In September 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment (“OTTI”) exists and improves the presentation of OTTI in the financial statements. Under guidance, if an OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. We adopted the guidance effective April 1, 2009. The adoption of this standard did not have an impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted changes issued by the FASB related to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes did not have an impact on our consolidated financial statements.

     Effective April 1, 2009, we adopted changes issued by the FASB related to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes did not have an impact on our consolidated financial statements.
     On January 1, 2009, we adopted changes issued by the FASB related to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, did not have an impact on our consolidated financial statements.
     On January 1, 2009, we adopted changes issued by the FASB related to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have an impact on our consolidated financial statements.
NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30,	December 31,
	2009	2008
	(In thousands)
Cash and cash equivalents:
Cash	$13,056	$33,357
Money market funds	46,892	71,497
U.S. Treasury and agency securities	4,000	5,299

	$63,948	$110,153

Short-term investments:
Commercial paper	$—	$5,030
U.S. Treasury and agency securities	144,967	62,951
Corporate notes	—	8,173

Total investments in marketable securities	144,967	76,154
Less amounts classified as cash equivalents	(4,000)	(5,299)

	$140,967	$70,855

Accounts receivable, net:
Accounts receivable	$19,268	$23,676
Less: Allowance for doubtful accounts	(261)	(277)

	$19,007	$23,399

Inventories:
Raw materials	$674	$940
Work-in-process	951	1,189
Finished goods	4,974	4,611

	$6,599	$6,740

Prepaid expense and other:
Prepaid expenses	$1,449	$1,433
Federal taxes recoverable	477	1,390
Interest receivable	—	93
Forward contracts	451	—
Other	326	52

	$2,703	$2,968

Property and equipment, net:
Computer equipment and software	$26,380	$27,321
Furniture and fixtures	1,797	1,689
Leasehold improvements	2,145	2,005

	30,322	31,015
Less: Accumulated depreciation and amortization	(21,517)	(20,629)

	$8,805	$10,386

Other long term assets:
Equity investments in private companies	$1,000	$1,000
Prepaid expenses	429	88
Long term deposits	62	106

	$1,491	$1,194

Other accrued liabilities:
Payroll and related expenses	$5,217	$6,568
Professional services	2,873	2,407
Royalties	92	103
Warranty	885	997
Accrued taxes	522	398
Sales commissions	505	517
Vendor withholding tax	—	516
Advance payment from a customer	—	1,925
Forward contracts	—	260
Other	851	412

	$10,945	$14,103

Other long-term obligations:
Accrued taxes	$1,240	$1,143
Other	676	547

	$1,916	$1,690

NOTE 3 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:
     Fair value hierarchy
The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$46,892	$—	$—	$46,892
U.S. Treasury and agency securities	—	144,967	—	144,967
Forward contracts	—	451	—	451

Total financial assets	$46,892	$145,418	$—	$192,310

As of December 31, 2008, the Company’s financial assets and liabilities were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$71,497	$—	$—	$71,497
Commercial papers	—	5,030	—	5,030
Corporate notes	—	8,173	—	8,173
U.S. Treasury and agency securities	—	62,951	—	62,951

Total financial assets	$71,497	$76,154	$—	$147,651

Forward contracts	$—	$260	$—	$260

Total financial liabilities	$—	$260	$—	$260

     Short-term investments
     At September 30, 2009 and December 31, 2008, the Company held short-term investments classified as available-for-sale securities as follows:

	September 30, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
		(In thousands)
Money market funds	$46,892	$—	$46,892
U.S. Treasury and agency securities	144,728	239	144,967

Total investments in marketable securities	191,620	239	191,859
Less amounts classified as cash equivalents	(50,892)	—	(50,892)

	$140,728	$239	$140,967

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
		(In thousands)
Money market funds	$71,497	$—	$71,497
Commercial paper	5,014	16	5,030
U.S. Treasury and agency securities	62,597	354	62,951
Corporate bonds	8,202	(29)	8,173

Total investments in marketable securities	147,310	341	147,651
Less amounts classified as cash equivalents	(76,796)	—	(76,796)

	$70,514	$341	$70,855

     The contractual maturities of short-tem investments at September 30, 2009 and December 31, 2008 are due in one year or less.
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
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the nine months ended September 30, 2009 and 2008. As of September 30, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 34.6 million NIS, or approximately $9.2 million based upon the exchange rate as of September 30, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

     The Company does not use derivative financial instruments for purposes other than as cash flow hedges.
     Fair value of derivative contracts
     Fair value of derivative contracts as of September 30, 2009 and December 31, 2008 was as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$451	$—	$—	$260

Total derivatives	$451	$—	$—	$260

     Effect of designated derivative contracts on accumulated other comprehensive income
     The following table represents only the balance of designated derivative contracts as cash flow hedges as of September 30, 2009 and December 31, 2008, and their impact on OCI for the nine months ended September 30, 2009 (in thousands):

December 31, 2008	$(260)
Amount of loss recognized in OCI (effective portion)	(6)
Amount of loss reclassified from OCI to income (effective portion)	717

September 30, 2009	$451

     Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.
     Effect of derivative contracts on the condensed consolidated statement of operations
     The impact of derivative contracts on total operating expense in the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$122	$—	$(717)	$—
NOTE 5 — COMMITMENTS AND CONTINGENCIES:
     Leases
     As of September 30, 2009, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
2009	$25	$963
2010	528	3,384
2011	316	2,842
2012	157	1,718
2013	—	1,057

Total minimum lease payments and sublease income	$1,026	$9,964

Less: Amount representing interest	(6)

Present value of capital lease obligations	1,020
Less: Current portion	(467)

Long-term portion of capital lease obligations	$553

     Service commitments
     At September 30, 2009, the Company had non-cancelable service commitments of $1.3 million, $1.0 million of which is expected to be paid within 2009 and $0.3 million in 2010 and beyond.
     Purchase commitments
     At September 30, 2009, the Company had non-cancelable purchase commitments of $16.5 million, $13.7 million of which is expected to be paid within 2009 and $2.8 million in 2010 and beyond.
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
NOTE 6 — SHAREHOLDER’S EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$4,773	$5,158	$8,633	$14,385
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	(30)	(313)	(102)	(396)
Change in unrealized gains on derivative contracts	366	—	711	—

Total comprehensive income	$5,109	$4,845	$9,242	$13,989

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

     The following table summarizes the activity under the Global Plan during the nine months ended September 30, 2009:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price
Outstanding at December 31, 2008	718,072	6,928,619	$10.20
Ordinary shares added to plan	685,715	—	—
Options granted (1)	(2,706,231)	2,706,231	$10.53
Options exercised	—	(254,429)	$2.58
Options canceled (1)	2,529,913	(2,529,913)	$17.18

Outstanding at September 30, 2009	1,227,469	6,850,508	$8.01

(1)	The number of options granted and canceled includes options granted and canceled in connection with the share option exchange program (see below).
     The weighted average fair value of options granted was $8.22 and $7.96 for the three months ended September 30, 2009 and 2008, respectively, and $7.65 and $8.62 for the nine months ended September 30, 2009 and 2008, respectively.
     The total pretax intrinsic value of options exercised in the nine months ended September 30, 2009 and 2008 was $2.5 million and $6.1 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. As of September 30, 2009, options to purchase 6,850,508 shares were outstanding with a weighted-average exercise price of $8.01 per share and a weighted-average remaining contractual term of 7.4 years. Based on the closing price of our ordinary shares of $16.39 on September 30, 2009, the total pretax intrinsic value of all outstanding options was $57.6 million. As of September 30, 2009, options to purchase 2,793,603 shares were exercisable, out of which options to purchase 2,740,386 shares were fully vested and options to purchase 53,217 shares were unvested but exercisable. The total pretax intrinsic value of exercisable options at September 30, 2009 was $31.4 million.
     Our Employee Share Purchase Plan, or (“ESPP”), was adopted by our board of directors in November 2006 and approved by our shareholders in December 2006, and became effective immediately prior to our initial public offering on February 7, 2007. The ESPP is designed to allow our eligible employees to purchase our ordinary shares, at semi-annual intervals, or offering periods, with their accumulated payroll deductions. 571,428 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. A participant may contribute up to 15% of his or her compensation through payroll deductions, and the accumulated deductions are applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share is equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In addition, the number of ordinary shares reserved under our ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2008, by a number of ordinary shares equal to the least of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares, or (iii) a smaller number of shares as determined by our board of directors. For fiscal year 2009, our board of directors elected not to increase the number of shares reserved for issuance under our ESPP. The maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may not exceed 2,114,285 ordinary shares. In addition, no participant in our ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the nine months ended September 30, 2009, 206,529 shares were issued under this plan at an average per share price of $6.96. At September 30, 2009, 142,414 shares were available for future issuance under the ESPP.
     Share option exchange program
     In April 2009, we completed an offer to exchange certain employee share options issued under the Global Plan. The option exchange program allowed eligible employees, contractors and employees of the company to exchange their outstanding options that had an exercise price greater than $13.65 per share for a lesser number of options calculated in accordance with exchange ratios. The ratios were determined using the Black-Scholes option pricing model based on, among other things, the closing price of our ordinary shares as quoted on The Nasdaq Global Select Market on March 16, 2009 and the exercise prices of the options eligible for exchange. The exchange ratios used were as follows:

		Shares Subject to
	Shares Subject to Option	Replacement Option
Exercise Price Range	Surrendered	Granted
$13.66 to $16.99	1.10	1

$17.00 and above	1.21	1
     Pursuant to the program, 255 eligible participants tendered, and we accepted for exchange, options to purchase an aggregate of 2,340,334 ordinary shares, representing approximately 96% of eligible options. In exchange we granted 1,983,797 options with an exercise price of $10.23 per share, which was the closing price of our ordinary shares as reported by the Nasdaq Global Select Market on April 22, 2009.
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
     Share-based compensation
     The Company develops assumptions to value share options and ESPP shares granted in connection with the Company’s share inventive plans based on a peer group comparable data. The following weighted average assumptions were used during the nine months ended September 30, 2009 and 2008:

	Employee Share		Employee Share
	Options		Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield, %	—	—	—	—
Expected volatility, %	63.3	58.6	57.7	55.2
Risk free interest rate, %	2.53	3.20	0.10	2.15
Expected life, years	6.19	6.25	0.53	0.51
Estimated forfeiture rate, %	8.46	8.27	—	—
     The Company estimates the fair value of the options as of the date of grant using the Black-Scholes valuation model and applies the straight-line method to attribute share-based compensation expense. For the three and nine months ended September 30, 2009, the Company recorded share-based compensation expense for employees and non-employees totaling approximately $2.4 million and $6.9 million, respectively, compared to approximately $2.0 million and $6.0 million, respectively, for the three and nine months ended September 30, 2008.
     The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$64	$64	$199	$161
Research and development	1,378	1,209	4,200	3,656
Sales and marketing	528	443	1,405	1,278
General and administrative	413	326	1,131	859

Total share-based compensation expense	$2,383	$2,042	$6,935	$5,954

     At September 30, 2009, there was $24.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.88 years.
NOTE 8 — INCOME TAXES:
     As of September 30, 2009 and December 31, 2008, the Company had unrecognized tax benefits of $2.0 million and $1.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2009, the amount of accrued interest and penalties totaled $49,000. As of September 30, 2009, calendar years 2004 through 2008 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of our tax planning strategies. Our effective tax rates were 30.4% and 33.0% for the three and nine months ended September 30, 2009, respectively, and 33.4% and 34.4% for the three and nine months ended September 30, 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in our subjective assumptions and judgments could materially affect amounts recognized in the consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
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
     We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, switch ICs and gateway ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards, switch systems and gateway systems that incorporate our respective ICs. These ICs are added to servers, storage and communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions. Growth in our target markets is being driven by the need to improve the efficiency and performance of clustered systems, as well as the need to significantly reduce the total cost of ownership.
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
     General worldwide economic conditions significantly deteriorated commencing in the second half of 2008 due to many factors including credit conditions and liquidity concerns resulting from the financial crisis affecting the banking system and financial markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and adverse business conditions. Although conditions in the semiconductor market in which we participate have recently improved, if the economic climate in the United States or abroad does not continue to improve further or deteriorates, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, the collection of customer receivables and our profitability.
     Revenues. We derive revenues from sales of our ICs, cards, switch systems and accessories. Revenues were approximately $80.5 million for the nine months ended September 30, 2009 compared to approximately $82.5 million for the nine months ended September 30, 2008, representing a decrease of approximately 2%. To date, we derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 47% and 49% of our total revenues for the nine months ended September 30, 2009 and 2008, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
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
     We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the years ended December 31, 2008 and 2007, or the nine months ended September 30, 2009. In total, we have received grants from OCS in the amount of $2.8 million. In the nine months ended September 30, 2008, we recognized $261,000 of royalty expenses to the OCS. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.
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
     General and administrative expenses. General and administrative expenses consist primarily of salaries and associated costs for employees engaged in finance, human resources and administrative activities and charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total revenues	100%	100%	100%	100%
Cost of revenues	(25)	(21)	(25)	(22)

Gross profit	75	79	75	78

Operating expenses:
Research and development	33	34	37	34
Sales and marketing	13	14	15	14
General and administrative	8	8	8	8

Total operating expenses	54	56	60	56

Income from operations	21	23	15	22
Other income, net	0	4	1	4
Provision for taxes on income	(6)	(9)	(5)	(9)

Net income	15%	18%	11%	17%

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008
     Revenues. Revenues were approximately $32.7 million for the three months ended September 30, 2009 compared to approximately $29.1 million for the three months ended September 30, 2008, representing an increase of approximately 12%. The increase in revenues resulted primarily from an increase in average selling prices of approximately 12% while unit sales remained flat. The increase in average selling prices was due to a change in product mix. Current quarter revenues attributable to switch systems, which have higher average selling prices, increased by 115% compared to the same period last year, and were offset by a decrease of 18% in revenues attributable to ICs which have lower average selling prices.
     Gross profit and margin. Gross profit was approximately $24.6 million for the three months ended September 30, 2009 compared to $23.0 million for the three months ended September 30, 2008, representing an increase of 7%. The increase in absolute dollars of gross profit for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due primarily to a 12% increase in the current quarter’s net revenue. As a percentage of revenues, gross margin decreased to 75.2% in the three months ended September 30, 2009 from 79.1% in the same period last year primarily due to changes in the product mix.

     Research and development. Research and development expenses were approximately $10.9 million in the three months ended September 30, 2009 compared to approximately $10.1 million in the three months ended September 30, 2008, representing an increase of 8%. The increase consisted of approximately $645,000 in new product development expenses, an increase in software development tools related expenses of approximately $189,000 associated with license and maintenance fees and an increase in share-based compensation of approximately $169,000 due to new option grants. This increase was partially offset by a decrease in employee related expenses of approximately $153,000 primarily due to lower bonus expense. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies, and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and marketing. Sales and marketing expenses were approximately $4.3 million for the three months ended September 30, 2009 compared to approximately $4.0 million for the three months ended September 30, 2008 representing an increase of 8%. The increase consisted of approximately $228,000 in employee related expenses primarily associated with partial salary reinstatements, an increase in facility related expenses of approximately $125,000 and an increase in share based compensation of approximately $86,000, partially offset by a decrease in external sales commissions of $78,000 and a decrease in other expenses of approximately $65,000 associated with lower educational research expenses.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and administrative. General and administrative expenses were approximately $2.6 million for the three months ended September 30, 2009 compared to approximately $2.4 million for the three months ended September 30, 2008, representing an increase of approximately 9%. The increase was primarily due to higher professional services of approximately $575,000, partially offset by a decrease in bad debt expense of approximately $156,000 and a decrease in employee related expenses of approximately $104,000 due to lower bonuses and contract labor fees.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Other income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $126,000 for the three months ended September, 2009 compared to $1.2 million for the three months ended September 30, 2008, representing a decrease of 89%. The change consisted primarily of a decrease of approximately $737,000 in interest income due to lower yields on investments and approximately $283,000 in foreign current exchange losses.
     Provision for taxes on income. Provision for taxes on income was approximately $2.1 million for the three months ended September 30, 2009 compared to $2.6 million for the three months ended September 30, 2008. The decrease was due to lower utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2011. Our effective tax rates were 30.4% and 33.4% for the three months ended September 30, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate.
Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008
     Revenues. Revenues were approximately $80.5 million for the nine months ended September 30, 2009 compared to approximately $82.5 million for the nine months ended September 30, 2008, representing a decrease of 2%. This decrease in revenues consisted of a 9% decline in unit sales and an increase in average sales prices of 8%. The increase in average selling prices was due to a change in product mix. Year-to-date revenues attributable to switch systems, which have higher average selling prices, increased by 221% compared to the same period last year, and were partially offset by decreases of 30% and 7%, respectively, in revenues attributable to ICs and HCAs.

     Gross profit and margin. Gross profit was approximately $60.5 million for the nine months ended September 30, 2009 compared to approximately $64.8 million for the nine months ended September 30, 2008, representing a decrease of 7%. The decrease in absolute dollars of gross profit was due to lower revenues of approximately 2% for the nine months ended September 30, 2009 compared to the same period last year. As a percentage of revenues, gross margin decreased to 75.2% for the nine months ended September 30, 2009 from 78.5% for the nine months ended September 30, 2008 primarily due to changes in product mix.
     Research and development. Research and development expenses were approximately $29.7 million in the nine months ended September 30, 2009 compared to approximately $28.3 million in the nine months ended September 30, 2008, representing an increase of approximately 5%. The increase consisted of higher new product development expenses of approximately $1.5, an increase in share-based compensation expense of approximately $545,000 and an increase in software development tools related expenses of approximately $531,000, partially offset by lower employee related expenses of $1.4 million associated with salary reductions and lower bonus expenses.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and marketing. Sales and marketing expenses were approximately $12.0 million for the nine months ended September 30, 2009 compared to approximately $11.3 million for the nine months ended September 30, 2008, representing an increase of approximately 6%. The increase was attributable to higher facility related expenses of approximately $361,000, an increase in employee related expenses of approximately $329,000 associated with increased headcount and higher employee sales commissions offset by lower bonus expense, an increase in evaluation equipment related expenses of approximately $260,000 and an increase in share-base compensation of $127,000 associated with new option grants, partially offset by a decrease in external sales commission expenses of $391,000 as a result of lower revenues.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and administrative. General and administrative expenses were approximately $6.8 million for the nine months ended September 30, 2009 compared to approximately $6.3 million for the nine months ended September 30, 2008, representing an increase of 8%. The increase was due to higher legal expenses of approximately $603,000, an increase in share-based compensation of $272,000 due to new option grants and an increase in depreciation of approximately $266,000, partially offset by a decrease in other expense of approximately $529,000 primarily due to lower employee related and bad debt expenses and a decrease in public relations expense of approximately $103,000.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Cost of goods sold	$64	$64	$199	$161
Research and development	1,378	1,209	4,200	3,656
Sales and marketing	528	443	1,405	1,278
General and administrative	413	326	1,131	859

Total share-based compensation expense	$2,383	$2,042	$6,935	$5,954

     At September 30, 2009, there was $24.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.88 years.

     Other income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $864,000 for the nine months ended September 30, 2009 compared to approximately $3.1 million for the nine months ended September 30, 2008, representing a decrease of approximately 72%. The decrease consisted of approximately $2.4 million of lower interest income associated with lower average interest rates paid on investments, partially offset by foreign currency exchange gains of approximately $141,000.
     Provision for taxes on income. Provision for taxes on income was approximately $4.3 million for the nine months ended September 30, 2009 compared to approximately $7.5 million for the nine months ended September 30, 2008. The decrease was due to lower utilization of certain deferred tax assets related to net operating losses in Israel that are currently expected to be utilized before the Approved Enterprise Tax Holiday begins in 2011. Our effective tax rates were 33.0% and 34.4% for the nine months ended September 30, 2009 and 2008, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $63.9 million and short-term investments of approximately $141.0 million. We expect that our current cash and cash equivalents, short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
     Operating activities
     Net cash provided by operating activities was approximately $25.4 million and $20.2 million in the nine months ended September 30, 2009 and 2008, respectively. Net cash provided by operating activities in the nine months ended September 30, 2009 was primarily attributable to net income of approximately $8.6 million adjusted for non-cash items including $6.9 million for share-based compensation, $3.1 million for depreciation and amortization and $3.2 million for the utilization of deferred taxes. Furthermore, net cash provided by operating activities increased due to a reduction in accounts receivable of approximately $4.4 million associated with improved collections and an increase in accounts payable of approximately $1.3 million, partially offset by a decrease of approximately $2.0 million in accrued liabilities and other payables due to a reduction in payroll related liabilities.
     Net cash provided by operating activities of $20.2 million in the nine months ended September 30, 2008 was primarily attributable to net income of approximately $14.4 million adjusted for non-cash items including $7.5 million for the utilization of deferred taxes, $6.0 million for share-based compensation and $2.7 million for depreciation and amortization, partially offset by gains on sale of investments of $2.0 million. Furthermore, net cash provided by operating activities declined due to an increase in accounts receivables, net of approximately $7.3 million associated with an increase in the percentage of sales shipped later in the quarter and a decrease of approximately $1.5 million in accounts payable, and was partially offset by a decrease of approximately $1.8 million in accrued liabilities primarily associated with payroll related items.
     Investing activities
     Net cash used in investing activities was approximately $73.3 million and $33.0 million in the nine months ended September 30, 2009 and September 30, 2008, respectively. Net cash used in investing activities in the nine months ended September 30, 2009 was primarily attributable to purchases of short term investments of $180.2 million and purchases of property and equipment of $2.1 million, partially offset by the maturities and sales of short term investments of $110.6 million.

     Net cash used in investing activities in the nine months ended September 30, 2008 of approximately $33.0 million was primarily attributable to purchases of short-term investments of approximately $181.4 million, purchases of property and equipment of $2.8 million and an investment in preferred stock of a private company of $1.5 million, partially offset by maturities and sales of short-term investments of approximately $153.8 million.
     Financing activities
     Our financing activities provided approximately $1.6 million in the nine months ended September 30, 2009, primarily due to proceeds from share option exercises and ESPP purchases of $2.1 million, partially offset by principal payments on capital lease obligations of $447,000. Our financing activities provided approximately $1.5 million in the nine months ended September 30, 2008, primarily due to proceeds from share option exercises and ESPP purchases of $3.3 million, partially offset by principal payments on capital lease obligations of $1.8 million.
Off-Balance Sheet Arrangements
     As of September 30, 2009, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2009, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$1,020	$467	$553	$—
Non-cancelable operating lease commitments	9,964	3,564	4,909	1,491
Service commitments	1,321	1,181	140	—
Purchase commitments	16,505	16,505	—	—

Total	$28,810	$21,717	$5,602	$1,491

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
     As of September 30, 2009, our unrecognized tax benefits totaled approximately $2.0 million, which would reduce our income tax expense and effective tax rate, if recognized. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 30, 2009, we are unable to make reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.
Recent Accounting Standards
     On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board, or FASB, related to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM or Codification, as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Position or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the

Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.
     In September 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our consolidated financial statements.
     In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment, or OTTI, exists and improves the presentation of OTTI in the financial statements. Under guidance, if OTTI has been incurred, and it is more-likely-than-not that the Company will not sell the investment security before the recovery of its amortized cost basis, then the OTTI is separated into (a) the amount representing the credit loss and (b) the amount related to all other factors. The amount of the total OTTI related to the credit loss is recognized in earnings. The amount of the total OTTI related to other factors is recognized in accumulated other comprehensive income. We adopted the guidance effective April 1, 2009. The adoption of this standard did not have an impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted changes issued by the FASB related to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of these changes did not have an impact on our consolidated financial statements.
     Effective April 1, 2009, we adopted changes issued by the FASB related to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes did not have an impact on our consolidated financial statements.
     On January 1, 2009, we adopted changes issued by the FASB related to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, did not have an impact on our consolidated financial statements.
     On January 1, 2009, we adopted changes issued by the FASB related to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have an impact on our consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits and interest bearing investments in marketable securities with weighted average maturities of one year or less, consisting of commercial paper, government and non-government debt securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.
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
     To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% increase in the U.S. dollar exchange rates against NIS, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a gain before taxes of approximately $87,000 at September 30, 2009. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2009, approximately $2.2 million of our monthly operating expenses were denominated in NIS. As of September 30, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 34.6 million NIS, or approximately $9.2 million based upon the exchange rate as of September 30, 2009. The forward contracts cover a percentage of our future NIS denominated operating expenses expected to occur over the next twelve months. The Company’s derivatives expose it to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
     Although we recorded a profit in the years ended December 31, 2006, 2007, 2008 and the nine months ended September 30, 2009, we had an accumulated deficit of approximately $2.7 million as of September 30, 2009. We may not be able to sustain or increase profitability on a quarterly or an annual basis. This may, in turn, cause the price of our ordinary shares to decline. To sustain or increase our profitability, we will need to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. Current quarter and year-to-date revenues are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2009 or thereafter. We expect to manage our research and development, sales and marketing and general and administrative expenses throughout 2009 to reflect the current economic environment. The expected level of expenditures may not result in increased revenues or customer growth, and we may not remain profitable.
We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the nine months ended September 30, 2009, sales to Hewlett-Packard, Supermicro Computer, IBM and Sun Microsystems accounted for 16%, 11%, 10% and 10%, respectively, of our total revenues. For the year ended December 31, 2008, sales to Hewlett-Packard, Sun Microsystems and QLogic Corporation accounted for 19%, 17% and 11%, respectively, of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.

     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of September 30, 2009, we had 18 issued patents and 25 patent applications pending in the United States, 5 issued patents in Taiwan and 4 patent applications pending and 2 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities, corporate and sales support operations and, as of September 30, 2009, we had 252 full-time and 42 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
     We can give no assurance that security and political conditions will not have an impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the recent conflicts with Hamas and Hezbollah referred to above, the majority of our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.
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
     We derived 63% and 40% of our revenues in the nine months ended September 30, 2009 and 2008, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:
•	reduced protection of intellectual property rights in some countries;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	adverse economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability; and

•	variances and unexpected changes in local laws and regulations.
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) was 3.8%, 3.4% and (0.1)% for the years ended December 31, 2008, 2007 and 2006, respectively, and was 3.4% and 4.4% in the nine months ended September 30, 2009 and 2008, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 8.9% and 8.2% in the years ended December 31, 2008, 2007 and 2006, respectively. In the nine months ended September 30, 2009 and 2008, the increase in the value of the NIS against the U.S. dollar amounted to 1.1% and 11.1%, respectively. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of receivables more difficult. To help manage this risk, we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
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
     We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. An active and liquid trading market for our ordinary shares may not develop or be sustained. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:
•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us, our customers or rumors from sources other than the Company related to acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	disruption to our operations;

•	geopolitical instability;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	general economic conditions and slow or negative growth of related markets;

•	commencement of, or our involvement in, litigation; and

•	changes in earnings estimates or recommendations by securities analysts.
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
     Our executive officers and directors and their affiliates beneficially owned approximately 10% of our outstanding ordinary shares as of September 30, 2009. In addition, Fred Alger Management, Fidelity Management and Research, Severn River Capital and T. Rowe Price beneficially owned approximately 28% of our outstanding ordinary shares as of September 30, 2009. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None
ITEM 5 — OTHER INFORMATION
     None
ITEM 6 — EXHIBITS

3.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

10.1(4)	Amended Form Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 6, 2009.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2009	Mellanox Technologies, Ltd.
/s/ Michael Gray
Michael Gray
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

10.1(4)	Amended Form Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 6, 2009.