Form 10-K
period 2009-12-31
Mellanox Technologies, Ltd.
filed 2010-03-05
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the registrant’s common share, NIS 0.0175 par value per share, held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $291.8 million (based on the closing sales price of the registrant’s common share on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of February 28, 2010, was 33,158,212.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2009.

MELLANOX TECHNOLOGIES, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	levels of capital spending in the semiconductor industry, in general, and in the market for high-performance interconnect products;

•	our ability to achieve new design wins;

•	our ability to successfully introduce new products;

•	competition and competitive factors;

•	our dependence on a relatively small number of customers;

•	our ability to expand our presence with existing customers;

•	our ability to protect our intellectual property;

•	future costs and expenses; and

•	other risk factors included under “Risk Factors” in this report.

In addition, in this report, the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Overview

We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification, which provide unique product differentiation and connectivity flexibility.

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, gateway and switch ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our adapter ICs and switch and gateway systems that incorporate our switch and gateway ICs. These ICs are added to servers, storage and communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have been shipping our InfinBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions.

As the leading merchant supplier of InfiniBand ICs, we play a significant role in enabling the providers of computing, storage and communications applications to deliver high-performance interconnect solutions. We have developed strong relationships with our customers, many of which are leaders in their respective markets. Our products are included in servers from the five largest server vendors, IBM, Hewlett-Packard, Dell, Sun Microsystems and Fujitsu-Siemens, which collectively shipped the majority of servers in 2009, according to the industry research firm Gartner. We also supply leading storage and communications infrastructure equipment vendors such as LSI/Engenio Corporation, Sun Microsystems, Network Appliance, Isilon, Data Direct Networks, Voltaire and Xyratex. Additionally, our products are used as embedded solutions by GE Fanuc, Toshiba Medical, SeaChange International and others.

In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor vendors such as Intel, AMD, IBM and Sun Microsystems;

•	operating system vendors such as Microsoft, Novell and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMware.

We are a Steering Committee member of the InfiniBand Trade Association, or IBTA, and the OpenFabrics Alliance, or OFA, both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are also a participating member of the Institute of Electrical and Electronic Engineers, or IEEE, organization which facilitates the advancement of the Ethernet standard, Ethernet Alliance and other industry organizations advancing various networking and storage related standards.

Our business headquarters are in Sunnyvale, California, and our engineering headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2007, 2008 and 2009 were approximately $202.4 million, $244.8 million and $275.4 million, respectively. During the years ended December 31, 2007, 2008 and 2009 we generated approximately $84.1 million, $107.7 million and $116.0 million in revenues, respectively, and approximately $35.6 million, $22.4 million and $12.9 million in net income, respectively.

We measure our business based on one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products. Additional information required by this item is incorporated herein by reference to Note 12, “Segment Information,” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report

Industry Background

High-Performance Interconnect Market Overview

Computing and storage systems such as servers, supercomputers and storage arrays handling large volumes of data require high-performance interconnect solutions which enable fast transfer of data and efficient sharing of resources. Interconnect solutions are based on ICs that handle data transfer and associated processing which are added to server, storage, communications infrastructure equipment and embedded systems by either integrating the ICs on circuit boards or by inserting adapter cards containing these ICs into slots on the circuit board.

Interconnect solution requirements, such as high-bandwidth, low-latency (response time), reliability, scalability and price/performance, generally depend on the systems and the applications they support. High-performance interconnect solutions are used in the following markets:

•	Enterprise Data Center or EDC. EDCs are facilities that house both virtualized and non-virtualized servers, storage and communication infrastructure equipment and embedded systems that enable deployment of commercial applications, such as customer relationship management, financial trading and risk management applications, enterprise resource planning, E-commerce and web service applications. EDCs typically provide multiple data processing and storage resources to one or many organizations and are capable of supporting several applications at the same time.

•	High-Performance Computing or HPC. HPC encompasses applications that utilize the computing power of advanced parallel processing over multiple servers, commonly called a supercomputer. The expanding list of HPC applications includes financial modeling, government research, computer automated engineering, geosciences and bioscience research and digital content creation. HPC systems typically focus data processing and storage resources on one application at a time.

•	Embedded. Embedded applications encompass computing, storage and communication functions that use interconnect solutions contained in a chassis which has been optimized for a particular environment. Examples of embedded applications include storage and data acquisition equipment, military operations, industrial and medical equipment and telecommunications and data communications infrastructure equipment.

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

Trends Affecting High-Performance Interconnect

Demand for computing power and data storage capacity is rising, fueled by the increasing reliance on enterprises on information technology, or IT, for everyday operations. The increase in compute resources for virtual product design, the increase in online banking and electronic medical records for healthcare and government regulations requiring digital records retention require increased IT capacity. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to blade systems, clustered computing and storage using connections among multiple standard components. Historically, enterprises addressed the requirements for high-end computing and storage using monolithic systems, which are based on proprietary components. These systems typically require significant upfront capital expenditures as well as high ongoing operating and maintenance expense. More recently, enterprises have deployed systems with multiple off-the-shelf standardized servers and storage systems linked by high-speed interconnects, also known as clusters. Clustering enables significant improvements in performance, reliability, scalability, cost and power savings. The need for better utilization of floor space and power consumption has driven the adoption of compact form factor (size and shape) blade servers.

•	Transition to multiple and multi-core processors in servers. In order to increase processing capabilities, processor vendors have integrated multiple computing cores into a single processor device. In addition, server original equipment manufacturers, or OEMs, are incorporating several multi-core processors into a single server. While this significantly increases the computing capabilities of an individual server, the total performance of a cluster of these servers is impacted by the total input/output, or I/O, bandwidth. Inadequate cluster I/O bandwidth results in processor underutilization, thereby reducing the overall capability and performance of the cluster.

•	Data center infrastructure consolidation. IT managers are increasingly faced with the need to optimize total cost of ownership associated with the data centers they manage. As the demand for I/O to servers increases, so does the need for a unified I/O interconnect. In the past the solution was to add more I/O adapters and cables to each server, which resulted in increased costs, power consumption and management complexity. This has led to a widespread trend of consolidating network infrastructures to reduce costs and generate a higher return on investments.

•	Increasing deployment of virtualized computing resources. Enterprises are turning to virtualization software, which allows multiple applications to run on a single server, thereby improving resource utilization and requiring increased I/O bandwidth in the EDC.

•	Cloud computing. Cloud computing is a convergence of two interdependent IT trends — IT efficiency (converting IT costs from capital expenses to operating expenses) and business agility. The recent emergence of massive network bandwidth and virtualization technologies has enabled this transformation to a new services-oriented infrastructure. Cloud computing enables IT organizations to increase their hardware utilization and to scale up to massive capacities in an instant without having to invest in new infrastructure or license new software. With increased I/O bandwidth and lower latency, cloud providers can perform system provisioning, workload migrations and support multiple users’ requests faster and in the most efficient way.

•	Increasing deployments of mission-critical, latency sensitive applications. There is an increasing number of applications that require extremely fast response times in order to deliver an optimal result or user experience. Reducing latency, the absolute time it takes for information to be sent from one resource to another over a high-performance interconnect, is critical to enhancing application performance in clustered environments. Some examples of applications that benefit from low-latency interconnect include financial trading, clustered databases and parallel processing solutions used in HPC.

•	Virtual product design. A significant reduction in cost and turn-around time of product design can be accomplished by carrying out the design activities using simulation and optimization tools and reducing the number of prototypes and physical testing. To accomplish this, a detailed representation of the product’s physical properties, high capability simulations software tools and an intensive compute environment are required. Such environments mandate high-speed networking to become effective and carry the compute intensive simulations.

•	Green computing. With the growth in IT capacity, data centers have become major consumers of electrical energy. Furthermore, data center networks have increased in size and managing a growing multi-infrastructure has become a daunting task. Enterprise data centers currently use three different networks — Storage Area Networks using Fibre Channel transport for storage access, Local Area Network using Ethernet transport for standard network access and System Area Networks using InfiniBand transport for inter-process communication and high-performance clustering. In order to reduce energy, real estate, management and infrastructure costs of modern data centers, a new field of data center architecture was defined — the green data center. The new architecture leverages from I/O virtualization and consolidation to enable green, simple-managed, highly-utilized modern data centers. The ability to consolidate data center I/O mandates the use of high-throughput networks to deliver the needed bandwidth equal or greater than the sum of the separate networks.

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

•	Increasing complexity. The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections have also proliferated in EDCs, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

•	Interconnect inefficiency. The deployment of clustered computing and storage has created additional interconnect implementation challenges. As additional computing and storage systems, or nodes, are added to a cluster, the interconnect must be able to scale in order to provide the expected increase in cluster performance. Additionally, government attention on data center energy efficiency is causing IT managers to look for ways to adopt more energy-efficient implementations.

•	Limited reliability and stability of connections. Most interconnect solutions are not designed to provide reliable connections when utilized in a large clustered environment, which can cause data transmission interruption. As more applications in EDCs share the same interconnect, advanced traffic management and application partitioning become necessary to maintain stability and reduce system down time. Such capabilities are not offered by most interconnect solutions.

•	Poor price/performance economics. In order to provide the required system bandwidth and efficiency, most high-performance interconnects are implemented with complex, multi-chip semiconductor solutions. These implementations have traditionally been extremely expensive.

In addition to InfiniBand, proprietary and other standards-based, high-performance interconnect solutions, including Fibre Channel and Ethernet, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions:

•	Proprietary interconnect solutions have been designed for use in supercomputer applications by supporting low latency and increased reliability. These solutions are only supported by a single vendor for product and software support, and there is no standard organization maintaining and facilitating improvements and changes to the technology. The number of supercomputers that use proprietary interconnect solutions has been declining largely due to the availability of industry standards-based interconnects that offer superior price/performance, a lack of compatible storage systems, and the required use of proprietary software solutions.

•	Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2, 4 and 8Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet) and InfiniBand (Fibre Channel over InfiniBand).

•	Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. An increase to 10Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet’s capabilities to address specific high-performance applications that do not demand the highest scalability. There are also ongoing efforts to standardize additional features within the Ethernet specification to improve its reliability and scalability in EDCs. These enhancements are in the definition and standardization process as part of the IEEE 802.1 Working Group and are generally referred to as Data Center Bridging.

In the HPC, EDC and embedded markets, the predominant interconnects today are 1Gb/s Ethernet and 4Gb/s Fibre Channel. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide higher bandwidth and better overall performance in these markets.

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

The InfiniBand standard was developed under the auspices of the IBTA, which was founded in 1999 and is composed of leading IT vendors and hardware and software solution providers including Mellanox, Fujitsu, Hitachi, IBM, Intel, LSI Corporation, NEC, QLogic Corporation, Sun Microsystems and Voltaire. The IBTA tests and certifies vendor products and solutions for interoperability and compliance. Our products meet the specifications of the InfiniBand standard and have been tested and certified by the IBTA.

Advantages of InfiniBand

We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

•	Superior performance. In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the central processing unit, or CPU, of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters provide bandwidth up to 40Gb/s, and our current switch ICs support bandwidth up to 120Gb/s, which is significantly higher than the 10Gb/s or less supported by competing technologies. The InfiniBand specification supports the design of interconnect products with up to 120Gb/s bandwidth, which is the highest performance industry-standard interconnect specification. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand

Supported bandwidth of available solutions	2Gb/s —10Gb/s	2Gb/s —8Gb/s	1Gb/s —10Gb/s	10Gb/s — 40Gb/s server-to-server 10Gb/s —120Gb/s switch-to-switch

Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half of that of tested 10Gb/s Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is predominantly used today.

•	Reduced complexity. While other interconnects require use of individual cables to connect servers, storage and communications infrastructure equipment, InfiniBand allows for the consolidation of multiple I/Os on a single cable or backplane interconnect, which is critical for blade servers and embedded systems. InfiniBand also consolidates the transmission of clustering, communications and storage and management data types over a single connection.

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

Our InfiniBand Solution

We provide comprehensive solutions based on InfiniBand, including HCA, switch and gateway ICs, adapter cards, switch and gateway systems and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. For example, our current InfiniBand HCAs provide bandwidth up to 10Gbs (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR) and 40Gb/s (Quad Data Rate or QDR) and our switch ICs provide bandwidth up to 120Gb/s per interface, which is significantly higher than the 10Gb/s or less supported by competing technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Data provided in the most recent list of the World’s Fastest Supercomputers published by TOP500.org in November 2009 illustrates the benefits of our solutions. TOP500.org is an independent organization that was founded in 1993 to provide a reliable basis for reporting trends in high-performance computing by publishing a list of the most powerful computers twice a year. The number of listed InfiniBand-based supercomputers has grown from 142 as of November 2008 to 182 as of November 2009, which represents a 28% increase. InfiniBand-based clusters represented five of the top 10 and 63% of the top 100. The November 2009 TOP500 list also illustrates that InfiniBand interconnects have continued to replace proprietary interconnects in supercomputers. Proprietary interconnects have declined significantly since the November 2007 list, and represent less than 2% of the latest list. We believe that the majority of these InfiniBand-based supercomputers incorporate our HCA products and that all of them use our switch silicon products. Additionally, we believe the current cluster implementations that incorporate both our HCA and switch silicon products in the November 2009 TOP500 list of the World’s Fastest Supercomputers compare favorably to clusters based on other interconnect technologies.

Our Ethernet Solution

Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide competitive, high bandwidth 10 and 40 Gigabit Ethernet adapters for use in Enterprise Data Centers, High-Performance Computing and Embedded environments. These adapters remove I/O bottlenecks in mainstream servers that are limiting application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.

VPI: Providing Connectivity to InfiniBand and Ethernet

In addition to supporting InfiniBand, our latest generation adapter products also support the industry standard Ethernet interconnect specification at 1Gb/s, 10Gb/s and 40Gb/s. In developing this dual interconnect support, we created VPI. VPI enables us to offer products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•	We have expertise in developing high-performance interconnect solutions. We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand products in addition to launching our first Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 27 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•	We believe we are the leading merchant supplier of InfiniBand ICs with a multi-year competitive advantage. We have gained in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products (in 2001) and InfiniBand products that support the standard PCI Express interface (in 2004) and PCI Express 2.0 interface (in 2007). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our products.

•	We have a comprehensive set of technical capabilities to deliver innovative and reliable products. In addition to designing our ICs, we design standard adapter card products and custom adapter card and switch products, providing us a deep understanding of the associated circuitry and component characteristics. We believe this knowledge enables us to develop solutions that are innovative and can be efficiently implemented in target applications. We have devoted significant resources to develop our in-house test development capabilities, which enables us to rapidly finalize our mass production test programs, thus reducing time to market. We have synchronized our test platform with our outsourced testing provider and are able to conduct quality control tests with minimal disruption. We believe that because our capabilities extend from product definition, through IC design, and ultimately management of our high-volume manufacturing partners, we have better control over our production cycle and are able to improve the quality, availability and reliability of our products.

•	We have extensive relationships with our key OEM customers and many end users. Since our inception we have worked closely with major OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of InfiniBand. During this process we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving EDC, HPC and embedded market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

Our Strategy

Our goal is to be the leading supplier of end-to-end connectivity solutions for servers and storage that optimize data center performance for computing, storage and communications applications. To accomplish this goal, we intend to:

•	Continue to develop leading, high-performance interconnect products. We will continue to expand our technical expertise and customer relationships to develop leading interconnect products. We are focused on extending our leadership position in high-performance interconnect technology and pursuing a product development plan that addresses emerging customer and end-user demands and industry standards. In order to expand our market opportunity, we have added products that are compatible with the Ethernet interconnect standard in addition to InfiniBand. These products will allow our customers to capture certain advantages of InfiniBand while providing connectivity to Ethernet-based infrastructure equipment. Our unified software strategy is to use a single software stack to support connectivity to InfiniBand and Ethernet with the same VPI enabled hardware adapter device.

•	Facilitate and increase the continued adoption of InfiniBand. We will facilitate and increase the continued adoption of InfiniBand in the high-performance interconnect marketplace by expanding our partnerships with key vendors that drive high-performance interconnect adoption, such as suppliers of processors, operating systems and other associated software. In conjunction with our OEM customers, we will expand our efforts to promote the benefits of InfiniBand and VPI directly to end users to increase demand for high performance interconnect solutions.

•	Expand our presence with existing server OEM customers. We believe the leading server vendors are influential drivers of high-performance interconnect technologies to end users. We plan to continue working with and expanding our relationships with server OEMs to increase our presence in their current and future product platforms.

•	Broaden our customer base with storage, communications infrastructure and embedded systems OEMs. We believe there is a significant opportunity to expand our global customer base with storage, communications infrastructure and embedded systems OEMs. In storage solutions specifically, we believe our products are well suited to replace existing technologies such as Fibre Channel. We believe our products are the basis of superior interconnect fabrics for unifying disparate storage interconnects, including back-end, clustering and front-end connections, primarily due to their ability to be a unified fabric and superior price/performance economics.

•	Leverage our fabless business model to deliver strong financial performance. We intend to continue operating as a fabless semiconductor company and consider outsourced manufacturing of our ICs and adapter cards to be a key element of our strategy. Our fabless business model offers flexibility to meet market demand and allows us to focus on delivering innovative solutions to our customers. We plan to continue to leverage the flexibility and efficiency offered by our business.

Our Products

We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products include adapter ICs and cards (InfiniHost® product family) and switch ICs (InfiniScale® product family) and systems, gateway ICs (BridgeX® product family) and gateway systems. Our latest 4th and 5th generation adapters and cards (ConnectX® and ConnectX-2 product families) also support the Ethernet interconnect standard in addition to InfiniBand. Our gateway devices support bridging capabilities from InfiniBand to Ethernet and Fibre Channel, and from Ethernet to Fibre Channel.

We have registered “Mellanox,” “BridgeX,” “ConnectX,” “InfiniBridge,” “InfiniHost,” “InfiniPCI,” “InfiniRISC” and “InfiniScale” as trademarks in the United States. We have a trademark application pending to register “ “FabricIT” and “CORE-Direct.”

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

We also provide our InfiniBand switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment that is at the core of InfiniBand fabrics. To deploy an InfiniBand fabric, any number of server or storage systems that contain an HCA can be connected to an InfiniBand-based communications infrastructure system such as an InfiniBand switch. Our 4th generation switch IC (InfiniScale IV) supports up to 120Gb/s InfiniBand throughput. We have also introduced our 40Gb/s InfiniBand switch systems that include 36-port, 108-port, 216-portm, 324-port and 648-port.

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

We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, FabricIT, for managing, optimizing, testing and verifying the operation of InfiniBand switch fabrics. We also provide gateway management software, FabricIT BridgeX Manager, which runs on top of our BridgeX gateway systems to manage I/O consolidation from an InfiniBand network to Ethernet and Fibre Channel for cluster, cloud and virtual environments.

We provide an extensive selection of passive and optical cabling and modules to enable InfiniBand and Ethernet connectivity.

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

High-performance mixed-signal design

One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 5Gb/s SerDes over a ten meter InfiniBand copper cable (up to 60Gb/s connections with 12 SerDes working in parallel on our switch IC). Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 10Gb/s SerDes I/O that is used in our 4th generation ConnectX adapter that supports both InfiniBand and Ethernet, as well as our 4th generation InfiniScale IV switch IC that supports InfiniBand. Our 10Gb/s SerDes enables our ConnectX adapters to support 40Gb/s bandwidth (4 10Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space. In addition, our 10Gb/s SerDes supports 40Gb/s (4 10Gb/s SerDes operating in parallel) as well as 120Gb/s (12 10Gb/s SerDes operating in parallel) port bandwidth on our InfiniScale IV switch IC.

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

Advanced interfaces

In addition to InfiniBand and Ethernet interfaces, we also provide other industry-standard, high-performance advanced interfaces such as PCI Express and PCI Express 2.0 which also utilize our mixed-signal 2.5Gb/s and 5Gb/s SerDes I/O technology. PCI Express is a high-speed chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system. We were among the first to market with an IC solution that integrates the PCI Express interface (in 2004) and PCI Express 2.0 interface (in 2007), and we believe this provides an example of the technical proficiency of our development team.

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

Representative OEM customers in these areas include:

Communications
Server	Storage	Infrastructure Equipment	Embedded Systems

Dell	HP	Sun Microsystems	GE Fanuc
HP	LSI/Engenio Corporation	Voltaire	Toshiba Medical
IBM	Network Appliance	Xsigo	Seachange International
Sun Microsystems	Isilon

We sold products to more than 230 customers worldwide in the year ended December 31, 2009, many of whom are at the evaluation stage of their product development. We currently anticipate that several of these evaluations will result in increased orders for our products as they move into the production stage.

A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2009, sales to Hewlett Packard accounted for 15% of our total revenues, sales to IBM accounted for 11% of our total revenues and sales to Supermicro Computer Inc. accounted for 10% of our total revenues. In the year ended December 31, 2008, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Sun Microsystems accounted for 17% of our total revenues, and sales to QLogic Corporation accounted for 11% of our total revenues. In the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, and sales to Cisco Systems and QLogic Corporation each accounted for 11% of our total revenues.

Sales and Marketing

We sell our products worldwide through multiple channels, including our direct sales force, our network of domestic and international sales representatives and independent distributors. We have strategically located sales personnel in the United States, Europe, China, India and Taiwan. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers’ and partners’ sales organizations to jointly promote our products and partner solutions into end-user markets. We have expanded our business development team which engages directly with end users promoting the benefits of our products which we believe creates additional demand for our customers’ products that incorporate our products.

Our sales support organization is responsible for supporting our sales channels and managing the logistics from order entry to delivery of products to our customers. In addition, our sales support organization is responsible for customer and revenue forecasts, customer agreements and program management for our large, multi-national customers. Customers within the North America are supported by our staff in California and customers outside of the North America are supported by our staff in Israel.

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

We choose first tier technology vendors for our design tools and continue to maintain long-term relationships with our vendors to ensure timely support and updates. We also select a mainstream silicon manufacturing process only after it has proven its production worthiness. We verify that actual silicon characterization and performance measurements strongly correlate to models that were used to simulate the device while in design, and that our products meet frequency, power and thermal targets with good margins. Furthermore, we insert Design-for-Test circuitry into our IC products which increases product quality, provides expanded debugging capabilities and ultimately enhances system-level testing and characterization capabilities once the device is integrated into our customers’ products.

Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $42.2 million in 2009, $39.5 million in 2008 and $24.6 million in 2007.

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

Manufacturing and Testing.  We use Taiwan Semiconductor Manufacturing Company, or TSMC, to manufacture and Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our IC products. We use Flextronics to manufacture our standard and custom adapter card products and switch systems. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 12-month rolling forecast, and receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to on-line production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

Quality Assurance.  We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own an in-house Teradyne Tiger IC tester which provides us with immediate test data and the ability to generate characterization reports that are made available to our customers. Our adapter cards and custom switch system products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.

Requirements Associated with the OCS.  Israeli law requires that we manufacture our products developed with government grants in Israel unless we otherwise obtain approval from the Office of the Chief Scientist of Israel’s Ministry of Industry Trade and Labor, or the OCS. This approval, if provided, is generally conditioned on an increase in the total amount to be repaid to the OCS, ranging from 120% to 300% of the amount of funds granted. The specific increase would depend on the extent of the manufacturing to be conducted outside of Israel. The restriction on manufacturing outside of Israel does not apply to the extent that we disclosed our plans to manufacture outside of Israel when we filed the application for funding (and provided the application was approved based on the information disclosed in the application). We have indicated our intent to manufacture outside of Israel on some of our grant applications, and the OCS has approved the manufacture of our IC products outside of Israel, subject to our undertaking to pay the OCS royalties from the sales of these products up to 120% of the amount of OCS funds granted. The manufacturing of our IC products outside of Israel, including those products manufactured by TSMC and ASE, is in compliance with the terms of our grant applications and applicable provisions of Israeli law. Under applicable Israeli law, Israeli government consent is required to transfer technologies developed under projects funded by the government to third parties outside of Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of IP rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports from Israel or the sale of products developed with these technologies.

Employees

As of December 31, 2009, we had 329 full-time employees and 42 part-time employees located in the United States and Israel including 261 in research and development, 54 in sales and marketing, 28 in general and administrative and 28 in operations. Of our 329 full-time employees, 265 are located in Israel.

Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Labor. These provisions primarily concern the length of the workday, minimum daily wages for professional workers, pension fund benefits for all employees, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions above the required minimums.

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

As of December 31, 2009, we had 19 issued patents and 30 patent applications pending in the United States, five issued patents in Taiwan and three issued patents and two applications pending in Israel, each of which covers aspects of the technology in our products. The term of any issued patent in the United States is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

The risks associated with patents and intellectual property are more fully discussed under the section entitled “Risk Factors” under Item 1A of this report.

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

Additional Information

We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the NASDAQ Global Market as of February 8, 2007 under the symbol “MLNX” and on the Tel-Aviv Share Exchange as of July 9, 2007 under the symbol “MLNX.” Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

Our principal executive offices in the United States are located at 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, and our principal executive offices in Israel are located at Hermon Building, Yokneam, Israel 20692. The majority of our assets are located in the United States. Our telephone number in Sunnyvale, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Michael Gray is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Available Information

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, a link to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100 Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Risks Related to Our Business

The global recession and the downturn in the semiconductor industry may cause our revenues and profitability to decline.

The general worldwide economic condition has significantly deteriorated due to many factors including credit conditions and liquidity concerns resulting from the financial crisis affecting the banking system and financial markets, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending and adverse business conditions. Although conditions in the semiconductor market in which we participate have recently improved and general economic conditions have recently shown signs of improvement in the United States and certain other countries, if general global economic conditions do not improve or deteriorate further, it could adversely affect the semiconductor market and be extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities, and it could cause U.S. and foreign businesses to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either worldwide, or in the semiconductor industry. If the economy does not improve or if it continues to deteriorate, our customers or potential customers could reduce or delay their purchases of our products, which would adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and, ultimately, our profitability.

We do not expect to sustain our historical revenue growth rate, which may reduce our share price.

Our revenues increased by 73%, 28% and 8% in 2007, 2008 and 2009, respectively. Our revenues increased from $48.5 million to $84.1 million to $107.7 million to $116.0 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively. Our revenue growth rate has slowed during recent years and we may not be able to sustain this growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

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

A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2009, sales to Hewlett Packard accounted for 15% of our total revenues, sales to IBM accounted for 11% of our total revenues and sales to Supermicro Computer Inc. accounted for 10% of our total revenues. In the year ended December 31, 2008, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Sun Microsystems accounted for 17% of our total revenues, and sales to QLogic Corporation accounted for 11% of our total revenues. In the year ended December 31, 2007, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Voltaire accounted for 15% of our total revenues, and sales to Cisco Systems and QLogic Corporation each accounted for 11% of our total revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and declining average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation, which introduced its latest generation 40Gb/s switch technology in the fourth quarter of 2009. With respect to 10Gb Ethernet products, we compete with Intel, Broadcom Corporation and QLogic Corporation. We also compete with providers of alternative technologies, including Ethernet, Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Broadcom Corporation, Intel, Emulex Corporation, QLogic Corporation and Myricom.

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

There is a risk that these developments or enhancements, such as the migration of our next generation products from 90nm to 40nm to lower geometry process technologies, will be late, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

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

If we fail to carefully manage the use of “open source” software in our products, we may be required to license key portions of our products on a royalty-free basis or expose key parts of source code.

Certain of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

Our product gross margins vary from quarter to quarter, and the recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, product transitions, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, warranty related issues, or the introduction of new products or entry into new markets with different pricing and cost structures.

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

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of December 31, 2009, we had 19 issued patents and 30 patent applications pending in the United States, five issued patents in Taiwan and three issued patent and two applications pending in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

Questions of infringement in the markets we serve involve highly technical and subjective analyses. Although we have not been involved in intellectual property litigation to date, litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market’s perception of us. Competition for qualified engineers in the markets, in which we operate, primarily in Israel where our engineering operations are based, is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and chief executive officer and other senior executives. We do not have long-term employment contracts with our president and chief executive officer or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or instituting awards of restricted share units and/or modifying existing share options. For example, during 2009, we offered eligible employees and contractors the opportunity to exchange certain outstanding share options for a lesser number of replacement options. These modifications of our compensation policies and the requirement to expense the fair value of share options awarded to employees and officers may increase our operating expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.

We are experiencing a period of Company growth and expansion. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development, as well as increases in our sales and marketing and general and administrative efforts. To successfully manage our growth, we believe we must effectively:

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of our company may be adversely affected and could cause a decline in the market price of our share. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

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

We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies’ businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.

We are subject to income taxes in the United States and various foreign jurisdictions. Our effective income tax could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be impacted by the tax effects of acquisitions, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these continuous examinations could have a material adverse effect on our financial condition or results of operations.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee share option grants, have been revised. The FASB and other agencies have made changes to GAAP that required us, as of our first quarter of 2006, to record a charge to earnings for the estimated fair value of employee share option grants and other equity incentives, whereas under previous accounting rules charges were required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grants and other equity incentive expensing that could reduce our net income. In addition, since historically we have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult for us to attract and retain employees.

Also, the SEC released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. The SEC announced it will make a determination in 2011 regarding the mandatory adoption of these new standards. Adoption of IFRS may have material impact on our results of operations.

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

The semiconductor industry is affected by general economic conditions, and a downturn may result in decreased demand for our products and adversely affect our operating results. Our business has been adversely affected by previous economic downturns. For example, during the global economic downturn in 2002 to 2003, demand for many computer and consumer electronics products suffered as consumers delayed purchasing decisions or changed or reduced their discretionary spending. As a result, demand for our products suffered and we had to implement restructuring initiatives to align our corporate spending with a slower than anticipated revenue growth during that timeframe. Additionally, general worldwide economic conditions have recently experienced a downturn due to market instability, slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it extremely difficult for our customers, our vendors and us to accurately forecast and plan future business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, or in the semiconductor industry. If the economy or markets in which we operate continue at their present levels, our business, financial condition and results of operations will likely be materially and adversely affected.

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

We have engineering facilities and corporate and sales support operations and, as of December 31, 2009, 265 full-time and 42 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the conflicts with Hamas and Hezbollah referred to above, our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.

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

Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), including some of our officers, directors and employees, are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists, and some of our employees, including those in key positions, have been called upon in connection with armed conflicts. It is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our officers, directors or key employees due to military service. Any such disruption could adversely affect our operations.

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

We derived 47%, 48% and 64% of our revenues in the years ended December 31, 2007, 2008 and 2009, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

•	reduced protection of intellectual property rights in some countries;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	adverse economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability;

•	variance and unexpected changes in local laws and regulations;

•	natural disasters and public health emergencies; and

•	trade and travel restrictions.

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

We are incorporated in Israel. Four of our executive officers and one of our directors, who is also an executive officer, and some of our accountants and attorneys are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Two of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of these persons in U.S. or Israeli courts based on the civil liability provisions of the U.S. federal securities laws.

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.4%, 3.8% and 3.9% for the years ended December 31, 2007, 2008 and 2009, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.9%, 1.1% and 0.7% in the years ended December 31, 2007, 2008 and 2009, respectively. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of receivables more difficult. To help manage this risk we have recently been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of the NIS against the U.S. dollar.

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

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•	announcements by us, our customers or rumors from sources other than the Company related to acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	our ability to develop and market new and enhanced products on a timely basis;

•	disruption to our operations;

•	geopolitical instability;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	general economic conditions and slow or negative growth of related markets;

•	commencement of, or our involvement in, litigation;

•	changes in earnings estimates or recommendations by securities analysts;

•	continuing international conflicts and acts of terrorism; and

•	changes in accounting rules.

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

Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 29% of our outstanding ordinary shares as of December 31, 2009. Moreover, based on information filed with SEC, two of our major shareholders, Fred Alger Management and Fidelity Management and Research, beneficially owned approximately 19% of our outstanding ordinary shares as of December 31, 2009. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

If we sell our ordinary shares in future financings, ordinary shareholders could experience immediate dilution and, as a result, our share price may go down.

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

Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder’s residence exempts the shareholder from Israeli tax. Please see “Risk Factors — Provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our shares” for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

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

ITEM 1B —	UNRESOLVED STAFF COMMENTS

None.

ITEM 2 —	PROPERTIES

Our U.S. business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. Our facility in Sunnyvale, California comprises of approximately 25,500 square feet and has a lease term that expires on June 4, 2014. Our facilities in Israel comprise an aggregate of approximately 103,700 square feet and have lease terms that expire at various dates through 2012.

We believe that our existing facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3 —	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings. We may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the semiconductor industry.

ITEM 4 —	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our ordinary shares began trading on The NASDAQ Global Market on February 8, 2007 under the symbol “MLNX.” Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares began trading on the Tel-Aviv Share Exchange as of July 9, 2007 under the symbol “MLNX.”

The following table summarizes the high and low sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

2009	High	Low

First quarter	$9.66	$6.90
Second quarter	$12.60	$8.25
Third quarter	$16.71	$11.88
Fourth quarter	$19.79	$15.76

2008	High	Low

First quarter	$19.95	$10.85
Second quarter	$17.47	$12.00
Third quarter	$14.88	$9.00
Fourth quarter	$10.29	$6.02

As of February 28, 2010, we had approximately 93 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers.

Share Performance Graph

The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 7, 2007, the date of our initial public offering, and ends on December 31, 2009, the end of our last fiscal year. The graph assumes an investment of $100 on February 7, 2007, and the reinvestment of any dividends. No cash dividends have been declared on our ordinary shares since our initial public offering in 2007. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	2/7/2007	6/30/2007	12/31/2007	6/30/2008	12/31/2008	6/30/2009	12/31/2009
Mellanox Technologies	100.00	121.88	107.18	79.65	46.24	70.76	111.12
NASDAQ Composite Index	100.00	104.53	106.50	92.07	63.32	73.68	91.11
Philadelphia Semiconductor Sector Index	100.00	106.38	86.61	78.15	45.04	55.86	76.39

*	$100 invested on 2/07/2007 in shares or index-including reinvestment of dividends.

Dividends

We have never declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate paying cash dividends in the foreseeable future. The Israeli Companies Law, 1999, or the Companies Law, also restricts our ability to declare dividends. We can only distribute dividends from profits (as defined in the Companies Law), or if we do not meet the profit test, with court approval, provided in each case that there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due.

Securities Authorized for Issuance under Equity Compensation Plans

Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 10, “Share Option Plans” included in Part IV, Item 15 of this report.

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

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2005, 2006 and 2007 and our consolidated statements of operations data for the years ended December 31, 2005 and 2006, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2009, as well the consolidated balance sheet data as of December 31, 2008 and 2009, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Consolidated Statement of Operations Data:
Total revenues	$116,044	$107,701	$84,078	$48,539	$42,068
Cost of revenues(1)	(28,669)	(23,406)	(21,390)	(13,533)	(15,203)

Gross profits	87,375	84,295	62,688	35,006	26,865
Operating expenses:
Research and development(1)	42,241	39,519	24,638	15,256	13,081
Sales and marketing(1)	17,034	15,058	12,739	8,935	7,395
General and administrative(1)	9,353	8,370	6,229	3,704	3,094

Total operating expenses	68,628	62,947	43,606	27,895	23,570
Income from operations	18,747	21,348	19,082	7,111	3,295
Other income, net	518	3,823	5,976	438	326

Income before taxes on income	19,265	25,171	25,058	7,549	3,621
Benefit from (provision for) taxes on income	(6,379)	(2,800)	10,530	(301)	(462)

Net income	$12,886	$22,371	$35,588	$7,248	$3,159

Net income per share attributable to ordinary shareholders — basic(2)(3)	$0.40	$0.71	$1.28	$0.04	$0.00
Net income per share attributable to ordinary shareholders — diluted(2)(3)	$0.39	$0.68	$1.18	$0.03	$0.00
Shares used to compute net income per share(2)(3)	32,099	31,436	27,827	7,709	7,520
Shares used to compute diluted net income per share(2)(3)	33,400	32,843	30,201	9,683	9,091

	December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,640	$110,153	$100,650	$20,570	$12,350
Short-term investments	166,357	70,855	52,231	—	—
Working capital	231,226	198,932	170,615	25,446	17,240
Total assets	275,386	244,771	202,400	43,101	31,154
Long-term liabilities	8,396	7,606	5,738	3,577	4,389
Total liabilities	32,503	30,691	25,283	16,069	13,270
Mandatorily redeemable convertible preferred shares	—	—	—	55,759	55,583
Convertible preferred shares	—	—	—	36,338	36,338
Total shareholders’ equity (deficit)	$242,883	$214,080	$177,117	$(65,065)	$(74,037)

(1)	The amounts included in 2009, 2008, 2007 and 2006 reflect the adoption of fair value recognition provisions related to share-based compensation.

(2)	Net income in 2006 and 2005 is allocated between the ordinary shareholders and other security holders based on their respective rights to receive dividends.

(3)	On February 1, 2007, we effected a 1.75-to-1 reverse split of our ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the “Share Split”) pursuant to the filing of our amended and restated articles of association. The number of shares and per share amounts have been adjusted to reflect the Share Split for all periods presented.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

General

We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification, which provide unique product differentiation and connectivity flexibility.

We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, gateway and switch ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our adapter ICs and switch and gateway systems that incorporate our switch and gateway ICs. These ICs are added to servers, storage and communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. We have been shipping our Infinband products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers. We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance at significantly lower cost than products based on alternative interconnect solutions.

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

We have experienced growth in our total revenues in each of the last three years. Our revenues increased from $48.5 million for the year ended December 31, 2006 to $84.1 million to $107.7 million to $116.0 million for the years ended December 31, 2007, 2008 and 2009, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, or OEM, or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

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

Revenues.  We derive revenues from sales of our ICs, cards, switch systems and accessories. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 79%, 79% and 81% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Sales to customers representing 10% or more of revenues accounted for 36%, 47% and 56% of our total revenues for the years ended December 31, 2009, 2008 and 2007, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Cost of revenues and gross profit.  The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics International Ltd., or Flextronics, royalties due to third parties, including the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, and the Binational Industrial Research and Development Foundation, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also have the yield risk related with manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the cyclical demand for semiconductors. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.

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

We received grants from the OCS for several projects. Under the terms of these grants, if products developed from an OCS-funded project generate revenue, we are required to pay a royalty of 4 to 4.5% of the net sales as soon as we begin to sell such products until 120% of the dollar value of the grant plus interest at LIBOR is repaid. All of the grants we have received from the OCS have resulted in IC products sold by us. We received no grants from the OCS during the years ended December 31, 2009, 2008 and 2007. In total, we have received grants from OCS in the amount of $2.8 million. As of December 31, 2008, we had concluded all our obligations in respect of royalties payable to the OCS.

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

Sales and marketing expenses.  Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising and trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments.

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

Taxes on Income

Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the company) for the following five to eight years. We expect the Approved Enterprise Tax Holiday associated with our Yokneam and Tel Aviv operations to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018.

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, inventory valuation, and impairment of long-lived assets, warranty provision, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, “The Company and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Revenue recognition

We recognize revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. We use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. Our standard arrangement with our customers typically includes freight-on-board shipping point and no right of return and no customer acceptance provisions. The customer’s obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. We determine whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory information provided by the distributor. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs. We classify the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale or an operating expense.

We also maintain inventory, or hubbing, arrangements with certain customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer’s projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products.

We recognize revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition accounting guidance. We recognize revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is allocated to the separate elements based on fair value. Effective October 1, 2009, we adopted authoritative guidance allowing the allocation of the arrangement consideration using our best estimate of selling price. The change was made prospectively from the beginning of the fiscal year 2009 and did not have a material impact on our consolidated financial statements, including interim consolidated financial statements reported in the year of adoption. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value or best estimate selling price of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. In the arrangements described above, we recognize revenue upon shipment of each element, hardware or software, assuming all other basic revenue recognition criteria are met, as both the hardware or software are considered delivered elements and the only undelivered element is post-contract customer support. The revenue from the post-contract customer support is recognized ratably over the term of the related contract.

We account for multiple element arrangements that consist of software or software-related products, including the sale of upgrades to previously sold software and post-contract customer support, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by vendor-specific objective evidence, or VSOE. If we cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, we defer revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, we use the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Post-contract support is recognized ratably over the term of the related contract.

Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, we record the shipping and handling fees as revenue.

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers’ financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $290,000 and $277,000 at December 31, 2009 and 2008, respectively. Our bad debt expense totaled approximately $59,000, $125,000 and $79,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Short-term investments

We classify short-term investment as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized holding gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Inventory valuation

We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a “first-in, first-out” basis, for work in process based on actual costs and for finished goods based on standard cost, which approximates actual cost on a first-in, first-out basis. We reserve for excess and obsolete inventory based on forecasted demand generally over a six to twelve months period and market conditions. Inventory reserves are not reversed and permanently reduce the cost basis of the affected inventory until it is either sold or scrapped.

Impairment of long-lived assets

We review long-lived assets, including equipment, furniture and fixtures, equity investments in privately held companies and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted (and without interest charges) future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We review for impairment charges on a regular basis.

As of December 31, 2009, we held $4.0 million of investments in privately held companies. We account for $3.5 million of these investments under the cost method. To determine if impairment exists, we monitor each privately held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

During the fourth quarter of 2009, we identified certain events and changes in circumstances indicating that the fair value of one of our private company investments had been negatively impacted and determined that the impairment of this investment was other than temporary. As a result, we recorded a $0.5 million impairment loss on this investment to reduce the carrying value to an estimated market value of $0.5 million. The impairment loss was included in other income, net on the Consolidated Statements of Operations for the year ended December 31, 2009.

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

Share-based compensation

We have in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and non-employee members of the Board of Directors. We also have an employee share purchase plan for all eligible employees. We account for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

We estimate the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying ordinary share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

We base our estimate of expected volatility on a combination of our historical volatility and reported market value data for a group of publicly traded companies, which were selected from market indices that we believe would be indicators of our future share price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options is approximately 6.25 years.

Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from that estimated, adjustments may be required to share-based compensation expense in future periods.

Income taxes

To prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on its belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the “more likely than not” criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

We use a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the guidance on judgments regarding the realizability of deferred taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2009	2008	2007

Total revenues	100%	100%	100%
Cost of revenues	(25)	(22)	(25)

Gross profit	75	78	75

Operating expenses:
Research and development	36	36	29
Sales and marketing	15	14	15
General and administrative	8	8	8

Total operating expenses	59	58	52

Income from operations	16	20	23
Other income, net	—	4	7
Benefit from (provision for) taxes on income	(5)	(3)	12

Net income	11	21	42

Comparison of Year Ended December 31, 2009 to the Year Ended December 31, 2008

Revenues.

The following tables represent our total revenues for the years ended December 31, 2009 and 2008 by product category and data rate.

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

IC/Semiconductors	$38,972	$47,801	(19)
Adapter Cards	61,556	56,540	9
Switch systems	9,996	1,111	800
Accessories and other	5,520	2,249	145

Total revenue	$116,044	$107,701	8

	Year Ended December 31,
	2009	2008	% Change
	(In thousands)

Quad data rate (QDR)	$61,409	$13,131	368
Double data rate (DDR)	41,022	81,693	(50)
Single data rate (SDR) and other	13,613	12,877	6

Total revenue	$116,044	$107,701	8

Revenues were $116.0 million for the year ended December 31, 2009 compared to $107.7 million for the year ended December 31, 2008, representing an increase of approximately 8%. This increase in revenues resulted primarily from increased unit sales of approximately 6% and an increase in average selling prices of approximately 2%. The increase in unit sales was primarily due to increases in sales to our tier one customers. The increase in average selling price was primarily due to an increase in revenues from adapter cards and switch systems, which have higher average selling price than ICs, and due to an increase in sales of our QDR products, for which we charge higher average selling prices. The 2009 revenues are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $87.4 million for the year ended December 31, 2009 compared to $84.3 million for the year ended December 31, 2008, representing an increase of 4%. As a percentage of revenues, gross margin decreased to 75% in the year ended December 31, 2009 from approximately 78% in the year ended December 31, 2008. The decrease in gross margins was primarily due to a decrease in IC sales for which we normally earn higher margins, and an increase in sales of our switch systems for which we typically earn lower margins. Gross margin for 2009 is not necessarily indicative of future results.

Research and Development.  Research and development expenses were $42.2 million for the year ended December 31, 2009 compared to $39.5 million for the year ended December 31, 2008, representing an increase of approximately 7%. The increase was primarily attributable to higher share-based compensation of approximately $1.6 million due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes, increased software related expenses of approximately $946,000 primarily due to software licensing and maintenance, higher new product expenses of approximately $607,000 primarily due to non-recurring engineering charges and increased outsourcing expenses of approximately $253,000 offset by lower salary related expenses of approximately $760,000 primarily associated with temporary salary reductions. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

Sales and Marketing.  Sales and marketing expenses were $17.0 million for the year ended December 31, 2009, compared to $15.1 million for the year ended December 31, 2008, representing an increase of approximately 13%. The increase was primarily attributable to higher employee-related expenses of approximately $860,000 associated with increased headcount, an increase in share-based compensation of approximately $528,000 primarily due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes and higher equipment related expenses of approximately $391,000 primarily due to customer product evaluations.

General and Administrative.  General and administrative expenses were $9.4 million for the year ended December 31, 2009 compared to $8.4 million for the year ended December 31, 2008, representing an increase of approximately 12%. The increase was primarily due to higher professional services of approximately $664,000, an increase in share-based compensation due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes and higher depreciation expenses of approximately $345,000 offset by a decrease in other expenses of approximately $338,000 primarily associated with the elimination of some benefit programs.

Share-based compensation expense.  The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2009	2008
	(In thousands)

Cost of goods sold	$305	$228
Research and development	6,562	4,936
Sales and marketing	2,125	1,597
General and administrative	1,744	1,175

	$10,736	$7,936

The amount of unearned share-based compensation currently estimated to be expensed from 2010 through 2013 related to unvested share-based payment awards at December 31, 2009 is $22.7 million. Of this amount, $9.2 million, $7.9 million, $4.7 million and $0.9 million are currently estimated to be recorded in 2010, 2011, 2012 and 2013, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.71 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Other Income, net.  Other income, net consists of interest earned on cash and cash equivalents and short-term investments, foreign currency exchange gains and losses and impairment of our investments in privately held companies. Other income, net was $518,000 for the year ended December 31, 2009 compared to $3.8 million for the year ended December 31, 2008. The decline is primarily attributable to a decrease of $2.9 million in interest income on investments in securities as a result of lower yields, foreign exchange losses of $36,000 compared to foreign exchange gains of $84,000 in the prior year and a reduction in other income of $151,000.

As of December 31, 209, our investment portfolio included investments of $4.0 million in privately held companies. In the years ended December 31, 2009 and 2008, we determined that the decline in our investment in the preferred stock of one of the privately held companies was other-than-temporary and recorded impairment charges of $0.5 million and $0.5 million, respectively, to reduce the carrying value of this investment. The additional impairment charge in 2009 is a result of the continued deterioration in one of the privately held company’s financial results and prospective business outlook.

Benefit from (Provision for) Taxes on Income.  Our tax expense was $6.4 million for the year ended December 31, 2009 as compared to $2.8 million for the year ended December 31, 2008. The higher tax expense was primarily due to increased taxes related to the utilization of deferred tax assets associated with carryforward losses and research and development costs in Israel.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available (positive and negative) evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. We currently expect the Approved Enterprise Tax Holiday in Israel to begin in 2011. As a result, we currently expect to utilize approximately $8.2 million of deferred tax assets associated with our carryforward losses and research and developments costs in Israel during the fiscal year 2010. Our effective tax rate for the fiscal year 2010 may be significantly impacted by the utilization of these deferred tax assets if our actual results differ from our projected taxable income.

Our effective tax rate the year ended December 31, 2009 was 33.1% as compared to 11.1% for the year ended December 31, 2008. The increase in the effective tax rate was primarily due to the fact that in 2008 we recorded a benefit from the recognition of additional deferred tax assets associated with net operating losses expected to be utilized in Israel before the Approved Enterprise Tax Holiday begins.

Comparison of Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following tables represent our total revenues for the years ended December 31, 2008 and 2007 by product category and data rate.

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

IC/Semiconductors	$47,801	$36,050	33
Adapter Cards	56,540	46,762	21
Switch systems	1,111	5	22,120
Accessories and other	2,249	1,261	78

Total revenue	$107,701	$84,078	28

	Year Ended December 31,
	2008	2007	% Change
	(In thousands)

Quad data rate (QDR)	$13,131	$55	23,774
Double data rate (DDR)	81,693	55,161	48
Single data rate (SDR) and other	12,877	28,862	(55)

Total revenue	$107,701	$84,078	28

Revenues.  Revenues were $107.7 million for the year ended December 31, 2008 compared to $84.1 million for the year ended December 31, 2007, representing an increase of approximately 28%. This increase in revenues resulted primarily from increased unit sales of approximately 7% and an increase in average selling prices of approximately 19%. The increase in unit sales was primarily due to increases in sales to our tier one customers. The increase in average selling price was primarily due to an increase in revenues from adapter cards and switch systems, which have higher average selling prices and due to an increased revenues from our QDR and DDR products for which we charge higher average selling prices. The 2008 revenues are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $84.3 million for the year ended December 31, 2008 compared to $62.7 million for the year ended December 31, 2007, representing an increase of 34%. As a percentage of revenues, gross margin increased to 78% in the year ended December 31, 2008 from approximately 75% in the year ended December 31, 2007. This increase in gross margin was primarily due to a reduction in production costs associated with outsourced labor, raw materials and volume discounts. In addition, part of the gross margin improvement was due to increased sales of QDR and DDR products for which we receive higher margins and to the conclusion of our OCS royalty obligation. During 2008 we incurred royalty expenses of $281,000, compared to $1.5 million in 2007. Gross margin for 2008 is not necessarily indicative of future results.

Research and Development.  Research and development expenses were $39.5 million for the year ended December 31, 2008 compared to $24.6 million for the year ended December 31, 2007, representing an increase of approximately 60%. The increase was primarily attributable to higher salary related expenses of approximately $8.2 million associated with increased headcount and merit increases, an increase in share-based compensation of approximately $2.9 million primarily due to new option grants, an increase in new product expenses of approximately $1.5 million primarily due to tape out costs and increased depreciation and amortization of equipment, software and intellectual property of approximately $1.0 million arising from purchases of property, equipment and technology licenses..

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

General and Administrative.  General and administrative expenses were $8.4 million for the year ended December 31, 2008 compared to $6.2 million for the year ended December 31, 2007, representing an increase of approximately 34%. The increase was primarily due to higher employee related expenses of approximately $941,000 associated with increased headcount and merit increases, higher share-based compensation of approximately $631,000 due to new option grants, an increase of approximately $400,000 in professional service fees and an increase of approximately $200,000 in audit fees, which was primarily attributable to SOX section 404 implementation costs.

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

Benefit from (Provision for) Taxes on Income.  Provision for taxes was $2.8 million for the year ended December 31, 2008 as compared to a benefit from taxes on income of $10.5 million for the year ended December 31, 2007. In the year ended December 31, 2007, we released a valuation allowance on certain deferred tax assets of $12.1 million primarily related to net operating losses in Israel expected to be utilized before the Approved Enterprise Tax Holiday begins. In the year ended December 31, 2008, we utilized $1.9 million of the deferred tax assets. The $14.0 million difference between the income from taxes recognized as a result of the release of the valuation allowance of $12.1 million on certain deferred tax assets in 2007 and the tax expense of $1.9 million from the utilization of those deferred tax assets in 2008 was the primary reason for the change in our tax results.

Our effective tax rate for the year ended December 31, 2008 was 11.1% as compared to a tax benefit rate of 42.3% for the year ended December 31, 2007. The increase in the effective tax rate was primarily due to the fact that in 2007 we recorded a benefit of $16.7 million from the release of a valuation allowance on certain deferred tax assets and changes to loss carryforwards.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2009, our principal source of liquidity consisted of cash and cash equivalents of approximately $43.6 million and short-term investments of approximately $166.4 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, sales and marketing expenses, general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Operating Activities

Net cash generated by our operating activities amounted to approximately $32.8 million in the year ended December 31, 2009. Net cash generated by operating activities was primarily attributable to net income of approximately $12.9 million adjusted for non-cash items including $10.7 million for share-based compensation, approximately $4.1 million for depreciation and amortization and deferred taxes of approximately $3.6 million.

Furthermore, net cash generated by operating activities increased due to a decrease in accounts receivable of approximately $3.0 million as a result of improved linearity related to invoicing during the last quarter of 2009, an increase of approximately $2.3 million in accrued liabilities primarily associated with payroll and an increase of approximately $0.5 million in accounts payable, partially offset by an increase in inventory of approximately $3.0 million due to higher safety stock levels and an increase of approximately $1.0 million in prepaid expenses and other assets.

Net cash generated by our operating activities amounted to approximately $31.0 million in the year ended December 31, 2008. Net cash generated by operating activities was primarily attributable to net income of approximately $22.4 million adjusted for non-cash items of approximately $7.9 million for share-based compensation, $3.6 million for depreciation and amortization, deferred taxes of $1.3 million and an impairment of an equity investment of $0.5 million, offset by gains on short-term investments of $2.3 million. Furthermore, net cash generated by operating activities increased due to an increase of approximately $4.7 million in accrued liabilities primarily associated with payroll and an advance payment from a customer, and an increase of approximately $1.6 million in accounts payable, partially offset by an increase in accounts receivable, net of approximately $6.0 million, an increase in inventory of approximately $1.3 million and an increase of $1.3 million in prepaid expenses and other assets.

Net cash generated by our operating activities amounted to approximately $25.9 million in the year ended December 31, 2007. Net cash generated by operating activities was primarily attributable to net income of approximately $35.6 million adjusted for non-cash items of approximately $3.6 million for share-based compensation and $2.1 million for depreciation and amortization offset by an increase in deferred taxes of $12.1 million and gains on short-term investments of $2.3 million. Furthermore, net cash generated by operating activities increased due to an increase of approximately $4.8 million in accrued liabilities primarily associated with payroll and other payables and an increase of approximately $2.2 million in accounts payable, partially offset by an increase in accounts receivables, net of approximately $7.2 million and an increase in inventory of approximately $1.3 million.

Investing Activities

Net cash used in investing activities was approximately $103.7 million in the year ended December 31, 2009. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $94.8 million, acquisitions of property and equipment of $3.7 million, an equity investment in a privately held company of $3.5 million and an increase in restricted cash deposits of $880,000.

Net cash used in investing activities was approximately $24.2 million in the year ended December 31, 2008. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $16.1 million, acquisitions of property and equipment of $4.5 million, an equity investment in a privately held company of $1.5 million and an increase in restricted cash deposits of $1.4 million.

Net cash used in investing activities was approximately $54.7 million in the year ended December 31, 2007. Cash used in investment activities was primarily attributable to purchases of short-term investments of $151.5 million and purchases of property and equipment of $4.0 million, offset by the maturity and sale of short-term investments of $101.6 million.

Financing Activities

Net cash provided by financing activities was approximately $4.4 million in the year ended December 31, 2009. Cash provided by financing activities was attributable to proceeds from the exercise of share awards of $3.7 million and an excess tax benefit from share-based compensation of $1.2 million, partially offset by principal payments on capital lease obligations of $465,000.

Net cash provided by financing activities was approximately $2.7 million in the year ended December 31, 2008. Cash provided by financing activities was attributable to proceeds from the exercise of share awards of $3.7 million and an excess tax benefit from share-based compensation of $1.0 million, partially offset by principal payments on capital lease obligations of $2.1 million.

Net cash provided by financing activities was approximately $108.8 million in the year ended December 31, 2007. Cash provided by financing activities was attributable to proceeds from the initial public offering of $106.0 million, proceeds from the exercise of share options and warrants of $3.5 million and an excess tax benefit from share-based compensation of $1.5 million, partially offset by principal payments on capital lease obligations of $2.1 million.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
		Less Than
Contractual Obligations:	Total	1 Year	1-3 Years	3-5 Years
		(In thousands)

Commitments under capital lease	$1,009	$535	$474	$—
Non-cancelable operating lease commitments	11,597	4,529	6,755	313
Service commitments	1,186	1,021	165	—
Purchase commitments	17,342	17,342	—	—

Total	$31,134	$23,427	$7,394	$313

At December 31, 2009, we have no contractual obligations expected to have an effect on our liquidity and cash flow in periods beyond five years.

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

The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payment. As of December 31, 2009, our unrecognized tax benefits totaled approximately $1.4 million, which would reduce our income tax expense and effective tax rate, if recognized.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, or NIS. We do not enter into derivatives for speculative or trading purposes. In fiscal year 2009, we used foreign currency forward contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income, net or as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. See Note 5, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value at the time of purchase, except U.S Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A respectively. The Company has not experienced any significant losses on its cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $111,000 at December 31, 2009. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2009, approximately $2.8 million of our monthly operating expenses were denominated in NIS. As of December 31, 2009, we had forward contracts in place that hedged future operating expenses of approximately 46.8 million NIS, or approximately $12.4 million based upon the exchange rate as of December 31, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

Inflation related risk

We believe that the rate of inflation in Israel has not had a material impact on our business to date. Our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted as a separate section of this report and are incorporated by reference into this Item 8. See Item 15, “Exhibits and Financial Statement Schedules.”

Summary Quarterly Data — Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2009	2009	2009	2009	2008	2008	2008	2008
	(In thousands, except per share data)

Total revenues	$35,529	$32,671	$25,286	$22,558	$25,207	$29,138	$28,201	$25,155
Cost of revenues	(8,673)	(8,092)	(6,552)	(5,352)	(5,662)	(6,103)	(5,706)	(5,935)

Gross profit	26,856	24,579	18,734	17,206	19,545	23,035	22,495	19,220
Operating expenses:
Research and development	12,555	10,944	10,120	8,622	11,180	10,067	10,015	8,257
Sales and marketing	5,023	4,273	4,036	3,702	3,732	3,964	4,009	3,353
General and administrative	2,553	2,633	1,965	2,202	2,067	2,408	2,064	1,831

Total operating expenses	20,131	17,850	16,121	14,526	16,979	16,439	16,088	13,441

Income from operations	6,725	6,729	2,613	2,680	2,566	6,596	6,407	5,779
Other income (loss), net	(346)	126	197	541	687	1,152	941	1,043

Income before taxes on income	6,379	6,855	2,810	3,221	3,253	7,748	7,348	6,822
Benefit from (provision for) taxes on income(1)	(2,126)	(2,082)	(1,066)	(1,105)	4,733	(2,590)	(2,758)	(2,185)

Net income	$4,253	$4,773	$1,744	$2,116	$7,986	$5,158	$4,590	$4,637

Net income per share — basic	0.13	0.15	0.05	0.07	0.25	0.16	0.15	0.15
Net income per share — diluted	$0.12	$0.14	$0.05	$0.06	$0.24	$0.16	$0.14	$0.14

(1)	See Notes 1 and 11, “The Company and Summary of Significant Accounting Policies” and “Income Taxes,” respectively, of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for an explanation of the calculation of benefit from (provision for) taxes on income.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria established in “Internal Control — Integrated Framework,” issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management believes our internal control over financial reporting was effective as of December 31, 2009.

The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A for a more complete understanding of the matters covered by such certifications.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 15 of this report.

ITEM 9B —	OTHER INFORMATION

None.

PART III

ITEM 10 —	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2009, and is incorporated in this report by reference.

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

1. Financial Statements. The following financial statements and report of the independent registered public accounting firm are included in Item 8:

All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(a) Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4	.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(7)*	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.6(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.7(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10	.9(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10	.10(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10	.11(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10	.14(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10	.15(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant, as commenced on December 19, 2008.
21	.1(17)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 6, 2009.

(8)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(14)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

*	Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred shares and shareholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2009 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

San Jose, California
March 4, 2010

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$43,640	$110,153
Short-term investments	166,357	70,855
Restricted cash	3,160	2,149
Accounts receivable, net	20,418	23,399
Inventories	9,328	6,740
Deferred taxes	8,605	5,753
Prepaid expenses and other	3,825	2,968

Total current assets	255,333	222,017

Property and equipment, net	9,734	10,386
Severance assets	4,629	3,407
Intangible assets, net	428	465
Deferred taxes	812	7,302
Other long-term assets	4,450	1,194

Total assets	$275,386	$244,771

LIABILITIES SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,775	8,265
Other accrued liabilities	14,804	14,103
Capital lease obligations, current	528	717

Total current liabilities	24,107	23,085

Accrued severance	5,778	5,042
Capital lease obligations	474	874
Other long-term obligations	2,144	1,690

Total liabilities	32,503	30,691

Commitments and contingencies (Note 7)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 32,682 and 31,775 shares issued and outstanding at December 31, 2009 and 2008, respectively	135	131
Additional paid-in capital	240,807	225,180
Accumulated other comprehensive income	367	81
Retained earnings (accumulated deficit)	1,574	(11,312)

Total shareholders’ equity	242,883	214,080

Total liabilities and shareholders’ equity	$275,386	$244,771

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Total revenues	$116,044	$107,701	$84,078
Cost of revenues	(28,669)	(23,406)	(21,390)

Gross profit	87,375	84,295	62,688

Operating expenses:
Research and development	42,241	39,519	24,638
Sales and marketing	17,034	15,058	12,739
General and administrative	9,353	8,370	6,229

Total operating expenses	68,628	62,947	43,606

Income from operations	18,747	21,348	19,082
Other income, net	518	3,823	5,976

Income before taxes on income	19,265	25,171	25,058
Benefit from (provision for) taxes on income	(6,379)	(2,800)	10,530

Net income	$12,886	$22,371	$35,588

Net income per share — basic	$0.40	$0.71	$1.28

Net income per share — diluted	$0.39	$0.68	$1.18

Shares used in computing income per share:
Basic	32,099	31,436	27,827
Diluted	33,400	32,843	30,201

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED
SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)

	Mandatorily
	Redeemable							Accumulated	Retained	Total
	Convertible		Convertible				Additional	Other	Earnings	Shareholders’
	Preferred Shares		Preferred Shares		Ordinary Shares		Paid-in	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	(Deficit)
	(In thousands, except share data)

Balance at December 31, 2006	4,838,482	$55,759	6,799,192	$36,338	7,861,742	$32	$4,174	$—	$(69,271)	$(65,065)

Net income	—	—	—	—	—	—	—	—	35,588	35,588
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	54	—	54

Comprehensive net income	—	—	—	—	—	—	—	—	—	35,642
Conversion of preferred shares into ordinary shares	(4,838,482)	(55,759)	(6,799,192)	(36,338)	15,035,712	62	92,035	—	—	92,097
Issuance of ordinary shares in connection with initial public offering, net	—	—	—	—	6,900,000	29	105,924	—	—	105,953
Share-based compensation	—	—	—	—	—	—	3,564	—	—	3,564
Exercise of share options	—	—	—	—	1,180,522	5	2,594	—	—	2,599
Issuance of shares pursuant to employee share purchase plan	—	—	—	—	62,133	—	851	—	—	851
Income tax benefit from share options exercised	—	—	—	—	—	—	1,471	—	—	1,471
Vesting of ordinary shares subject to repurchase	—	—	—	—	—	—	5	—	—	5

Balance at December 31, 2007	—	$—	—	$—	31,040,109	$128	$210,618	$54	$(33,683)	$177,117

Net income	—	—	—	—	—	—	—	—	22,371	22,371
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	287	—	287
Unrealized losses on derivative contracts	—	—	—	—	—	—	—	(260)	—	(260)

Comprehensive net income	—	—	—	—	—	—	—	—	—	22,398
Share-based compensation	—	—	—	—	—	—	7,936	—	—	7,936
Exercise of share options	—	—	—	—	574,159	2	1,899	—	—	1,901
Issuance of shares pursuant to employee share purchase plan	—	—	—	—	160,352	1	1,832	—	—	1,833
Income tax benefit from share options exercised	—	—	—	—	—	—	1,021	—	—	1,021
Income tax benefit from initial public offering expense	—	—	—	—	—	—	1,874	—	—	1,874

Balance at December 31, 2008	—	$—	—	$—	31,774,620	$131	$225,180	$81	$(11,312)	$214,080

Net income	—	—	—	—	—	—	—	—	12,886	12,886
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	—	(157)	—	(157)
Unrealized gains on derivative contracts	—	—	—	—	—	—	—	443	—	443

Comprehensive net income	—	—	—	—	—	—	—	—	—	13,172
Share-based compensation	—	—	—	—	—	—	10,736	—	—	10,736
Exercise of share options	—	—	—	—	700,624	3	2,223	—	—	2,227
Issuance of shares pursuant to employee share purchase plan	—	—	—	—	206,529	1	1,437	—	—	1,437
Income tax benefit from share options exercised	—	—	—	—	—	—	1,231	—	—	1,231

Balance at December 31, 2009	—	$—	—	$—	32,681,773	$135	$240,807	$367	$1,574	$242,883

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$12,886	$22,371	$35,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,071	3,619	2,132
Deferred income taxes	3,638	1,259	(12,143)
Share-based compensation expense	10,736	7,936	3,564
Gain on sale of investments	(827)	(2,303)	(2,328)
Impairment of investments	500	500	—
Changes in assets and liabilities:
Accounts receivable, net	2,981	(6,046)	(7,212)
Inventories	(3,014)	(1,344)	(1,317)
Prepaid expenses and other assets	(982)	(1,263)	644
Accounts payable	510	1,562	2,213
Accrued liabilities and other liabilities	2,289	4,721	4,798

Net cash provided by operating activities	32,788	31,012	25,939

Cash flows from investing activities:
Purchase of severance-related insurance policies	(857)	(727)	(868)
Purchase of short-term investment	(236,680)	(204,252)	(151,465)
Proceeds from sales of short-term investments	121,768	143,168	60,066
Proceeds from maturities of short-term investments	20,080	45,050	41,550
Purchase of property and equipment	(3,662)	(4,495)	(3,960)
Return of (increase in) restricted cash deposit	(880)	(1,435)	(3)
Purchase of equity investment in a private company	(3,500)	(1,500)	—

Net cash used in investing activities	(103,731)	(24,191)	(54,680)

Cash flows from financing activities:
Proceeds from initial public offering, net	—	—	105,953
Principal payments on capital lease obligations	(465)	(2,073)	(2,053)
Proceeds from exercise of share awards and warrants	3,664	3,734	3,450
Excess tax benefit from share-based compensation	1,231	1,021	1,471

Net cash provided by financing activities	4,430	2,682	108,821

Net increase (decrease) in cash and cash equivalents	(66,513)	9,503	80,080
Cash and cash equivalents at beginning of period	110,153	100,650	20,570

Cash and cash equivalents at end of period	$43,640	$110,153	$100,650

Supplemental disclosures of cash flow information
Interest paid	$4	$1	$92

Income taxes paid	$876	$94	$275

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$(259)	$(3,966)

Leasehold improvements acquired under operating lease	$—	$(637)	$—

Acquisition of intangible assets under capital leases	$—	$(235)	$(295)

Inventory capitalization	$426	$—	$—

Preferred shares converted into ordinary shares	$—	$—	$92,097

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company

Mellanox Technologies, Ltd., an Israeli corporation, and its wholly-owned subsidiary in the United States (collectively referred to as the “Company” or “Mellanox”), were incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance semiconductor interconnect products for computing, storage and communications applications.

Principles of presentation

The consolidated financial statements include the Company’s accounts as well as those of its wholly owned subsidiary after the elimination of all significant intercompany balances and transactions.

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

Use of estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from the Company’s original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, government agency discount notes and commercial paper.

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2009 the Company maintained a balance of approximately $665,000 that represents tenant’s security deposits restricted due to the tenancy agreement and $2.5 million that represents security deposits restricted due to a foreign exchange management agreement with a bank.

The restricted deposits are presented at their cost, including accrued interest at rates of approximately 0.74% per annum.

Fair value of financial instruments

The Company’s financial instruments consist of cash, cash equivalents, short-term investments, accounts receivable, accounts payable and other accrued liabilities. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Derivatives

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company enters into forward contracts designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings.

Short-term investments

The Company’s short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders’ equity and included in OCI. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company’s accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2009	2008	2007

Hewlett-Packard	15%	19%	19%
IBM	11%	*	*
Supermicro Computer Inc	10%	*	*
Sun Microsystems	*	17%	*
QLogic	*	11%	11%
Voltaire	*	*	15%
Cisco	*	*	11%

*	Less than 10%

At December 31, 2009, IBM and Hewlett-Packard accounted for 21% and 13%, respectively, of the Company’s total accounts receivable. At December 31, 2008, Hewlett-Packard, Sun Microsystems and Promate Electronics accounted for 24%, 20% and 13%, respectively, of the Company’s total accounts receivable.

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

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

Intangible assets

Intangible assets consist of license rights that represent technology which the Company has purchased a perpetual right to use. They are amortized over an estimated useful life of three years using the straight-line method.

Investments

The Company has equity investments in privately-held companies. These investments are recorded at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of the companies. The investments are included in other long-term assets on the accompanying balance sheets. The Company monitors these investments for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures, equity investments in privately-held companies and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

Revenue recognition

The Company recognizes revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. The Company’s standard arrangement with its customers typically includes freight-on-board shipping point and no right of return and no customer acceptance provisions. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, the Company considers the number of years the customer has been in business and the history of the Company’s collections. Customers are subject to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

A portion of the Company’s sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues, or an operating expense.

The Company also maintain inventory, or hubbing, arrangements with certain customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer’s projected needs, but does not recognize product revenue unless and until the customer reports it has removed the Company’s product from the warehouse to be incorporated into its end products.

The Company recognizes revenue from the sale of hardware products and software bundled with hardware that is essential to the functionality of the hardware in accordance with general revenue recognition accounting guidance. The Company recognizes revenue in accordance with industry specific software accounting guidance for the following types of sales transactions: (i) standalone sales of software products, (ii) sales of software upgrades and (iii) sales of software bundled with hardware not essential to the functionality of the hardware.

For multiple element arrangements, that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is allocated to the separate elements based on fair value. Effective October 1, 2009 the Company adopted authoritative guidance allowing the allocation of the arrangement consideration using the Company’s best estimate of selling price. The change was made prospectively from the beginning of the fiscal year 2009 and did not have a material impact on the Company’s consolidated financial statements, including interim consolidated financial statements reported in the year of adoption. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value or best estimate selling price of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. In the arrangements described above, the Company recognizes revenue upon shipment of each element, hardware or software, assuming all other basic revenue recognition criteria are met, as both the hardware or software are considered delivered elements and only undelivered element is post-contract customer support. The revenue from the post-contract customer support is recognized ratably over the term of the related contract.

The Company accounts for multiple element arrangements that consist of software or software-related products, including the sale of upgrades to previously sold software and post-contract customer support, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is generally determined by vendor-specific objective evidence, or VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Post-contract support is recognized ratably over the term of the related contract.

Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

Product warranty

The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(In thousands)

Balance, beginning of the period	$997	$704
New warranties issued during the period	687	1,013
Reversal of warranty reserves	(426)	(597)
Settlements during the period	(356)	(123)

Balance, end of the period	$902	$997

Research and development

Costs incurred in research and development are charged to operations as incurred, including mask sets. The Company expenses all costs for internally developed patents as incurred. Total research and development operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2009, 2008 and 2007 were $42.2 million, $39.5 million and $24.6 million, respectively.

Advertising

Cost related to advertising and promotion of products is charged to sales and marketing expense as incurred. Advertising expense was approximately $26,000, $155,000 and $141,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-based compensation

The Company has in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

The Company estimates the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying common share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

The Company bases its estimate of expected volatility on a combination of historical volatility of the Company stock and reported market value data for a group of publicly traded companies, which were selected from market indices that it believes would be indicators of its future share price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. The Company calculates the expected term of its options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options is approximately 6.25 years.

Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from the estimate, adjustments may be required to share-based compensation expense in future periods.

Comprehensive income

Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains and losses on available-for-sale securities, and the accumulated unrealized gains and losses related to derivative instruments accounted for as cash flow hedges (in thousands).

	December 31,
	2009	2008

Accumulated net unrealized gain (loss) on:
Available-for-sale securities	$184	$341
Derivative instruments	183	(260)

Total accumulated other comprehensive income	$367	$81

The amount of income tax expense allocated to unrealized gain (loss) on available-for-sale securities and hedging activities was not material at December 31, 2009 and 2008.

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

Net income per share

Basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is antidilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights, incremental ordinary shares issuable upon the exercise of share options.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net income	$12,886	$22,371	$35,588

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	32,099	31,436	27,827
Dilutive effect on employee stock option plan	1,301	1,407	2,374

Shares used to compute diluted net income per share	33,400	32,843	30,201

Net income per share — basic	$0.40	$0.71	$1.28

Net income per share — diluted	$0.39	$0.68	$1.18

The following table sets forth potential ordinary shares that are not included in the diluted net income per share above because to do so would be antidilutive for the periods indicated:

	December 31,
	2009	2008	2007
	(In thousands)

Ordinary share options	2,882	2,723	597

	2,882	2,723	597

Segment reporting

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

The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Recent accounting pronouncements

In January 2010, the Financial Accounting Standards Board issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

NOTE 2 —	BALANCE SHEET COMPONENTS:

	December 31,
	2009	2008
	(In thousands)

Cash and cash equivalents:
Cash	$14,359	$33,357
Money market funds	29,281	71,497
U.S. Treasury and agency securities	—	5,299

	$43,640	$110,153

Short-term investments:
Commercial paper	$—	$5,030
U.S. Treasury and agency securities	166,357	62,951
Corporate notes	—	8,173

Total investments in marketable securities	166,357	76,154
Less amounts classified as cash equivalents	—	5,299

	$166,357	$70,855

Accounts receivable, net:
Accounts receivable	$20,708	$23,676
Less: allowance for doubtful accounts	(290)	(277)

	$20,418	$23,399

Inventories:
Raw materials	$941	$940
Work-in-process	1,497	1,189
Finished goods	6,890	4,611

	$9,328	$6,740

Prepaid expense and other:
Prepaid expenses	$1,648	$1,433
Federal taxes recoverable	949	1,390
Other receivable	949	—
Forward contracts	183	—
Other	96	145

	$3,825	$2,968

Property and equipment, net:
Computer equipment and software	$28,175	$27,321
Furniture and fixtures	1,809	1,689
Leasehold improvements	2,184	2,005

	32,168	31,015
Less: Accumulated depreciation and amortization	(22,434)	(20,629)

	$9,734	$10,386

Depreciation and amortization expense totaled approximately $3.9 million, $3.5 million and $2.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

	December 31,
	2009	2008
	(In thousands)

Other long-term assets:
Equity investments in private companies	$4,000	$1,000
Prepaid expenses	387	88
Long term deposits	63	106

	$4,450	$1,194

Other accrued liabilities:
Payroll and related expenses	$8,170	$6,568
Professional services	3,169	2,407
Warranty	902	997
Income tax payable	683	398
Sales commissions	548	517
Advance payment from a customer	—	1,925
Forward contracts	—	260
Other	1,332	1,031

	$14,804	$14,103

Other long-term obligations:
Federal income tax payable	$1,510	$1,143
Other	634	547

	$2,144	$1,690

NOTE 3 —	INVESTMENTS AND FAIR VALUE MEASUREMENTS:

Fair value hierarchy:

Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires companies to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 — Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly; and

Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds	$29,281	$—	$—	$29,281
U.S. Treasury and agency securities	—	166,357	—	166,357
Forward contracts	—	183	—	183

Total financial assets	$29,281	$166,540	$—	$195,821

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)

Money market funds	$71,497	$—	$—	$71,497
Commercial papers	—	5,030	—	5,030
Corporate notes	—	8,173	—	8,173
U.S. Treasury and agency securities	—	62,951	—	62,951

Total financial assets	$71,497	$76,154	$—	$147,651

Derivative liabilities	$—	$260	$—	$260

Total financial liabilities	$—	$260	$—	$260

Short-term investments:

At December 31, 2009 and 2008, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)

Money market funds	$29,281	$—	$29,281
U.S. Treasury and agency securities	166,173	184	166,357

Total investments in marketable securities	195,454	184	195,638
Less amounts classified as cash equivalents	(29,281)	—	(29,281)

	$166,173	$184	$166,357

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains (Losses)	Fair Value
	(In thousands)

Money market funds	$71,497	$—	$71,497
Commercial paper	5,014	16	5,030
U.S. Treasury and agency securities	62,597	354	62,951
Corporate bonds	8,202	(29)	8,173

Total investments in marketable securities	147,310	341	147,651
Less amounts classified as cash equivalents	(76,796)	—	(76,796)

	$70,514	$341	$70,855

The contractual maturities of marketable securities classified as short-term investments at December 31, 2009 and 2008 are due in one year or less. Realized gains upon the sale of marketable securities were approximately $827,000 and $2,303,000 for the years ended December 31, 2009 and December 31, 2008, respectively.

Investments in privately-held companies:

As of December 31, 2009, the Company’s investment portfolio included investments of $4.0 million in privately-held companies. The Company accounts for $3.5 million of these investments under the cost method. To determine if impairment exists, the Company monitors the portfolio companies’ revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

During the fourth quarter of 2009, the Company identified certain events and changes in circumstances indicating that the fair value of the investments in one of the portfolio companies had been negatively impacted and determined that the impairment of this investment was other than temporary. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the company’s industry, its financial condition, near-term prospects and subsequent rounds of financing. The valuation also takes into account the company’s capital structure, liquidation preferences for its capital and other economic variables as well as other inputs that require management judgment. As a result of the assessment, the Company recorded a $0.5 million impairment loss on this investment to reduce the carrying value to its estimated market value. The impairment loss was included in other income, net, on the Consolidated Statements of Operations for the year ended December 31, 2009. The carrying value of the Company’s investment was $0.5 million and is classified within other long term assets on the Company’s Consolidated Balance Sheets as of December 31, 2009.

NOTE 4 —	INTANGIBLE ASSETS:

	December 31,
	2009	2008
	(In thousands)

Licensed technology	$866	$724
Less: Accumulated amortization	(438)	(259)

	$428	$465

Amortization expense of intangible assets totaled approximately $179,000, $165,000 and $67,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense is expected to be $191,000 for each of the years ended December 31, 2010 and 2011, and $46,000 for the year ended December 31, 2012. The intangible assets are expected to be fully amortized in 2012.

NOTE 5 —	DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivative instruments primarily to manage exposures to foreign currency. The company enters into forward contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar. The Company’s primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of OCI and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income, net immediately. The net gains or losses relating to ineffectiveness were not material in the year ended December 31, 2009. As of December 31, 2009, the Company had forward contracts in place that hedged future operating expenses of approximately 46.8 million NIS, or approximately $12.4 million based upon the exchange rate as of December 31, 2009. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of Derivative Contracts

The fair value of derivative contracts as of December 31, 2009 and December 31, 2008 was as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	December 31,		December 31,
	2009	2008	2009	2008
	(In thousands)

Foreign exchange contracts designated as cash flow hedges	$183	$—	$—	$260

Total derivatives designated as hedging instruments	$183	$—	$—	$260

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2009 and 2008, and their impact on OCI for the year ended December 31, 2009 (in thousands):

December 31, 2008	$(260)
Amount of gain recognized in OCI (effective portion)	623
Amount of loss reclassified from OCI to income (effective portion)	(546)

December 31, 2009	$183

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations.

Impact of derivative contracts on total operating expense in the twelve months ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Loss on foreign exchange contracts designated as cash flow hedges	$546	$215	$—

NOTE 6 —	EMPLOYEE BENEFIT PLANS:

The Company adopted a 401(k) Profit Sharing Plan and Trust (the “401(k) Plan”) effective January 2000, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit of $16,500 for the year ended December 31, 2009, subject to certain limitations. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were approximately $228,000 and $180,000 for the years ended December 31, 2009 and 2008, respectively.

Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The severance pay liability of the Company to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee’s employment and is presented in the Company’s balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is presented in long-term assets. Severance pay expenses for years ended December 31, 2009, 2008 and 2007 were approximately $419,000, $799,000 and $194,000, respectively, and included gains of $503,000, losses of $277,000 and gains of $322,000, respectively, from investments in severance assets. The severance pay detail is as follows:

	December 31,
	2009	2008
	(In thousands)

Accrued severance liability	$5,778	$5,042
Severance assets	4,629	3,407

Unfunded portion	$1,149	$1,635

NOTE 7 —	COMMITMENTS AND CONTINGENCIES:

Leases

The Company leases office space and motor vehicles under operating leases with various expiration dates through 2014. Rent expense was approximately $2.1 million, $1.8 million and $1.3 million for the years ended December 31, 2009, 2008 and 2007 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within “Property and equipment, net” was approximately $3.3 million and $5.7 million for the years ended December 31, 2009 and 2008, respectively. At December 31, 2009, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $12.6 million. For the years ended December 31, 2009 and 2008, the accumulated amortization for assets under capital lease agreements totaled approximately $2.3 million and $3.0 million, respectively. At December 31, 2009, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)

2010	$535	$4,529
2011	316	3,772
2012	158	2,238
2013	—	745
2014	—	313

Total minimum lease payments and sublease income	1,009	$11,597

Less: Amount representing interest	(7)

Present value of capital lease obligations	1,002
Less: Current portion	(528)

Long-term portion of capital lease obligations	$474

Service commitments

At December 31, 2009, the Company had non-cancelable service commitments of $1.2 million, $1.0 million of which is expected to be paid in 2010 and $165,000 in 2011 and beyond.

Purchase commitments

At December 31, 2009, the Company had non-cancelable purchase commitments of $17.3 million expected to be paid within one year. At December 31, 2009, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

Royalty obligations

Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the “BIRD Foundation”). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of “qualifying” product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the “qualifying” products, no additional amounts are required to be paid. At December 31, 2009, the Company had repaid and accrued approximately $553,000 to the BIRD Foundation, and the contingent liability in respect of royalties payable is approximately $347,000.

The Company has also received and paid off approximately $2.8 million in OCS funding. The terms of the OCS grants require the Company to pay the OCS royalties if products are developed using the OCS funding. For those products that are developed and ultimately result in revenues to the Company, royalties will be paid to the OCS at the rate of 4% of net sales of such OCS-funded products. As of January 1, 2007, that rate increased to 4.5%. Grants from the OCS are repaid with an annual interest rate based on the LIBOR interest rate on the date of payment. The repayment of OCS grants is contingent on future sales of products developed with the support of such grants and the Company has no obligation to refund these grants if future sales are not generated.

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

The Company had concluded all its obligations in respect of royalties payable to the OCS in 2008.

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

All outstanding preferred shares were converted into ordinary shares upon the closing of the Company’s initial public offering on February 7, 2007.

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

Prior to the conversion of the Company’s preferred shares into ordinary shares upon the closing of the Company’s initial public offering on February 7, 2007, the holders of the Company’s preferred shares had various rights and preferences as follows:

Voting

The holders of Series A-1 convertible preferred shares (“Series A-1”), Series B-1 convertible preferred shares (“Series B-1”), Series C convertible preferred shares (“Series C”) and Series D mandatorily redeemable convertible preferred shares (“Series D”) had voting rights based on the number of ordinary shares into which the Series A-1, Series B-1, Series C and Series D shares were convertible. The holders of Series A-2 convertible preferred shares (“Series A-2” and together with Series A-1, “Series A”) and Series B-2 convertible preferred shares (“Series B-2” and together with Series B-1, “Series B”) had no voting rights. Certain voting rights of the holders of the preferred shares applied with respect to certain matters, as specified in the Company’s amended and restated articles of association in effect prior to the initial public offering. The Company had to obtain approval from the holders of a majority of the Series A-1, Series B-1, Series C and Series D shares, voting together as a single class, to increase the authorized number of directors (unless such increase is approved by at least 75% of the board of directors) or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity. The Company had to obtain approval from the holders of 67% of the Series A-1, Series B-1 and Series C, voting together as a single class, to: increase the number of authorized preferred shares; authorize, create or issue any securities senior to the preferred shares; alter the amended and restated articles of association in a manner that adversely affected the preferred shares; repurchase or redeem any ordinary shares other than in connection with termination of employment; or pay any dividends on the ordinary shares. The Company had to obtain approval from the holders of a majority of the Series D shares to: change the authorized number of directors; increase or decrease the number of authorized ordinary shares or preferred shares; authorize, create or issue any securities on parity with or senior to the Series D shares; alter the amended and restated articles of association; alter the rights, preferences, privileges or restrictions of the Series D shares in a manner that adversely affected such shares; repurchase or redeem any ordinary shares or preferred shares other than in connection with termination of employment or the redemption of the Series D shares in accordance with the amended and restated articles of association; pay any dividends on the ordinary shares or preferred shares; or effect a merger, consolidation or sale of assets where the existing shareholders retain less than 50% of the voting power of the surviving entity.

Dividends

The holders of Series D shares were entitled to receive dividends in preference to any dividend on the Series A, Series B, Series C and ordinary shares at an annual rate equal to 7% of their original issue price. Thereafter, holders of Series A, Series B and Series C shares were entitled to receive dividends in preference to any dividend on the ordinary shares at an annual rate equal to 7% of their respective original issue prices. Such dividends on the Series A, Series B, Series C and Series D shares were non-cumulative and would be paid only when and if declared. After payment of such dividends to the holders of Series A, Series B and Series C shares, any additional dividends declared would be distributed among all holders of Series D and ordinary shares in proportion to the number of ordinary shares that would be held by each such holder if the Series D shares were converted into ordinary shares. No dividends on Series A, Series B, Series C or Series D or ordinary shares had been declared by the board from inception through December 31, 2006.

Liquidation

Upon liquidation or dissolution of the Company, the holders of the Series D shares would be entitled to receive, prior and in preference to any other holders of shares of the Company, an amount per share equal to one and a half times their original issue price (subject to adjustment in respect of share splits, share dividends and like events), plus all declared but unpaid dividends. Then, the holders of the Series A, Series B, Series C and Series D shares would be entitled to receive an amount per share equal to one times their respective original issue price (subject to adjustment in respect of share splits, share dividends and like events), plus all declared but unpaid dividends. The remaining assets and funds legally available for distribution, if any, would be distributed equally to the holders of the Series A, Series B and Series C shares (on an as-converted basis) and ordinary shares until such time as the holders of the Series A, Series B and Series C shares received an amount per share equal to two times their respective original issue prices (subject to adjustment in respect of share splits, share dividends and like events).

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

Redemption

The Company’s Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares were considered redeemable for accounting purposes. The Company initially recorded the Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares at their fair values on the dates of issuance, net of issuance costs. A deemed liquidation event could have occurred as a result of the sale of all or substantially all of the assets of the Company or any acquisition of the Company by another entity by means of a merger or consolidation in which the shareholders of the Company did not hold at least 50% of the voting power of the surviving entity or its parent. Because the deemed redemption event was outside the control of the Company, all preferred shares have been presented outside of permanent equity in accordance with EITF Topic D-98, “Classification and Measurement of Redeemable Securities.” Further, the Company has not adjusted the carrying values of the Series A-1, Series A-2, Series B-1, Series B-2 and Series C preferred shares to the redemption value of such shares, because it was uncertain whether or when a redemption event would occur.

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

On February 1, 2007, the Company’s amended and restated articles of association authorized the Company to issue 137,142,857 ordinary shares of nominal value NIS 0.0175 each. A portion of the shares sold prior to the initial public offering were subject to a right of repurchase by the Company subject to vesting, which is generally over a four-year period from the earlier of issuance date or employee hire date, as applicable, until vesting is complete.

NOTE 10 —	SHARE OPTION PLANS:

The Company has four option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the “Prior Plans”) and the 2006 Global Share Incentive Plan (the “Global Plan”).

The Global Plan was adopted by the board of directors in October 2006 and approved by shareholders in December 2006. The Global Plan replaces the Prior Plans and became effective on February 6, 2007. The Company has authorized for issuance under the Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan. In addition, the number of ordinary shares reserved for issuance under the Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714, 685,714 and 680,513 shares on January 1, 2010, 2009 and 2008, respectively.

The following table summarizes the activity under the Plans, the Global Plan and other share-based arrangements:

	Options Outstanding
			Weighted
	Shares	Number	Average
	Available	of	Exercise
	for Grant	Shares	Price

Outstanding at December 31, 2006	125,473	5,166,815	$4.19
Options increased to plan	3,428,571	—	—
Options granted	(2,253,878)	2,253,878	$18.32
Options exercised	—	(1,180,522)	$2.20
Options canceled	210,645	(210,645)	$9.24

Outstanding at December 31, 2007	1,510,811	6,029,526	$9.68
Options increased to plan	680,513	—	—
Options granted	(1,926,438)	1,926,438	$10.30
Options exercised	—	(574,159)	$3.31
Options canceled	453,186	(453,186)	$12.90

Outstanding at December 31, 2008	718,072	6,928,619	$10.20
Options increased to plan	685,714	—	—
Options granted	(2,778,031)	2,778,031	$10.72
Options exercised	—	(700,624)	$3.18
Options canceled	2,602,347	(2,602,347)	$17.05

Outstanding at December 31, 2009	1,228,102	6,403,679	$8.38

The weighted average fair value of options granted was approximately $7.73, $6.12 and $11.26 for the years ended December 31, 2009, 2008 and 2007, respectively. The following tables provide additional information about all options outstanding and exercisable at December 31, 2009:

	Options Outstanding at
	December 31, 2009			Options Exercisable at
		Weighted		December 31, 2009
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Outstanding	Price

$0.18 - $1.47	724,471	1.58	$1.33	724,471	$1.33
$2.63 - $6.65	862,921	5.16	$4.83	862,358	$4.83
$7.27 - $7.44	70,269	8.14	$7.31	30,613	$7.37
$8.23 - $8.23	927,384	8.97	$8.23	232,165	$8.23
$8.45 - $9.10	456,338	8.73	$8.89	92,172	$8.90
$9.19 - $9.19	766,292	6.80	$9.19	637,371	$9.19
$10.23 - $10.23	1,899,437	9.28	$10.23	—	—
$10.50 - $18.22	638,446	9.30	$13.68	72,601	$15.37
$18.43 - $18.43	45,712	7.36	$18.43	39,364	$18.43
$20.02 - $20.02	12,389	6.53	$20.02	7,844	$20.02

$0.18 - $20.02	6,403,679	7.44	$8.38	2,698,959	$5.91

Of the 2,698,959 options exercisable at December 31, 2009, 2,658,668 options were fully vested and 40,291 were unvested but exercisable by U.S. employees under the 1999 Plan.

The total pretax intrinsic value of options exercised in 2009 was $9.0 million. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $18.89 on December 31, 2009, the total pretax intrinsic value of all outstanding options was $67.3 million. The total pretax intrinsic value of exercisable options at December 31, 2009 was $35.0 million.

The Company’s Employee Share Purchase Plan, or ESPP, was adopted by the board of directors in November 2006 and approved by shareholders in December 2006, and became effective immediately prior to the Company’s initial public offering on February 7, 2007. The ESPP is designed to allow eligible employees to purchase the Company’s ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. In addition, the number of ordinary shares reserved under the Company’s ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2009, by a number of ordinary shares equal to the lower of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares or (iii) a smaller number of shares as determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2009 and 2008, 206,529 and 160,352 shares, respectively, were issued under this plan at weighted average per share prices of $6.96 and $11.42, respectively. At December 31, 2009, 142,414 shares were available for future issuance under the ESPP.

Share option exchange program

In April 2009, the Company completed an offer to exchange certain employee share options issued under the Global Plan. The option exchange program allowed eligible employees and contractors of the Company to exchange their outstanding options that had an exercise price greater than $13.65 per share for a lesser number of options calculated in accordance with exchange ratios. The ratios were determined using the Black-Scholes option pricing model based on, among other things, the closing price of the Company’s ordinary shares as quoted on The Nasdaq Global Select Market on March 16, 2009 and the exercise prices of the options eligible for exchange. The exchange ratios used were as follows:

		Shares Subject to
	Shares Subject to Option	Replacement Option
Exercise Price Range	Surrendered	Granted

$13.66 to $16.99	1.10	1
$17.00 and above	1.21	1

Pursuant to the program, 255 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 2,340,334 ordinary shares, representing approximately 96% of eligible options. In exchange, the Company granted 1,983,797 options with an exercise price of $10.23 per share, which was the closing price of the Company’s ordinary shares as reported by the Nasdaq Global Select Market on April 22, 2009.

For options originally granted in 2007, the replacement options granted in the option exchange program vest as follows: one-third (1/3) of the options replaced vest and become exercisable on the one-year anniversary of the replacement grant date, with the remaining shares vesting and becoming exercisable in equal monthly increments over the 24 months following the first anniversary of the replacement grant date. For options originally granted in 2008, the replacement options vest as follows: one-fourth (1/4) of the shares subject to each replacement option vest and become exercisable on the one-year anniversary of the replacement grant date, with the remaining shares vesting and becoming exercisable in equal monthly increments over the 36 months following the first year anniversary of the replacement grant date.

A modification charge resulting from the share option exchange program was immaterial.

Share-based compensation

The Company has in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. Effective January 1, 2006, the Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

The Company estimates the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying common share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each optionee’s requisite service period, which is generally the vesting period.

The Company bases its estimate of expected volatility on a combination of historical volatility of the Company stock and reported market value data for a group of publicly traded companies, which were selected from market indices that it believes would be indicators of its future share price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. The Company calculates the expected term of its options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options is approximately 6.25 years.

Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from that estimated, adjustments may be required to share-based compensation expense in future periods.

The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the years ended December 31, 2009, 2008 and 2007:

	Employee Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Dividend yield, %	—	—	—	—	—	—
Expected volatility, %	62.9	62.6	62.1	56.1	54.9	58.3
Risk free interest rate, %	2.61	2.42	4.12	0.10	1.76	4.71
Expected life, years	6.20	6.25	6.25	0.53	0.50	0.53
Estimated forfeiture rate, %	8.66	8.40	9.25	—	—	—

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Share-based compensation expense by caption:
Cost of goods sold	$305	$228	$87
Research and development	6,562	4,936	2,069
Sales and marketing	2,125	1,597	864
General and administrative	1,744	1,175	544

Total share-based compensation expense	$10,736	$7,936	$3,564

Share-based compensation expense by type of award:
Share options	$10,233	$7,242	$3,000
ESPP	503	694	564

Total share-based compensation expense	$10,736	$7,936	$3,564

At December 31, 2009, there was $22.7 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.71 years.

NOTE 11 —	INCOME TAXES:

The components of income before income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

United States	$976	$1,194	$1,416
Foreign	18,289	23,977	23,642

Income before income taxes	$19,265	$25,171	$25,058

The components of the provision for (benefit from) income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current:
U.S. federal	$1,241	$1,448	$662
State and local	214	289	232
Foreign	152	(196)	719

	1,607	1,541	1,613

Deferred:
U.S. federal	$(279)	$(497)	$(54)
State and local	15	(128)	2
Foreign	5,036	1,884	(12,091)

	4,772	1,259	(12,143)

Provision for (benefit from) taxes on income	$6,379	$2,800	$(10,530)

At December 31, 2009 and 2008, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss and credit carryforwards	$8,819	$8,481
Research and development costs	2,548	6,569
Reserves and accruals	1,283	1,221
Depreciation and amortization	(47)	20

Gross deferred tax assets	12,603	16,291
Valuation allowance	(3,186)	(3,236)

Deferred tax assets, net	9,417	13,055
Deferred tax liabilities	—	—

Net deferred tax assets	$9,417	$13,055

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

At December 31, 2009, the Company had foreign net operating loss carryforwards of approximately $35.7 million. The foreign net operating losses have no expiration date.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007

Tax at statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	1.2	0.5	0.8
Meals and entertainment	0.1	0.1	0.4
Tax at rates other than the statutory rate	(5.3)	(33.2)	(30.1)
Share-based compensation	2.8	2.0	0.8
Changes in valuation allowance	—	5.0	(49.6)
Other, net	0.3	2.7	1.4

Provision for (benefit from) taxes	33.1%	11.1%	(42.3)%

The Company calculates the pool of excess tax benefits available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital (APIC) pool (net tax benefit situation). For the years ended December 31, 2009 and 2008, the Company recognized a tax benefit to APIC of $1.2 and $2.9 million, respectively.

The Company’s operations in Israel have been granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to the Company’s operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Yokneam operations to begin in 2011 and expire in 2020. Income that is attributable to the Company’s operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Tel Aviv operations to begin in 2011 and expire between the years 2015 and 2018.

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

The Company uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. Upon implementation of this guidance, the Company recognized no material adjustment to the

January 1, 2007 accumulated deficit balance. As of December 31, 2009 and 2008, the unrecognized tax benefits totaled approximately $1.4 million and $1.7 million, respectively, which would reduce the Company’s income tax expense and effective tax rate, if recognized.

The following summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2009	2008
	(In thousands)

Gross unrecognized tax benefits, beginning of the period	$1,714	$1,139
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(665)	(284)
Increases in tax positions for current year	393	859
Decreases in tax positions for current year	—	—

Gross unrecognized tax benefits, end of the period	$1,442	$1,714

It is the Company’s policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2009 and 2008, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $67,000 and $20,000, respectively. For unrecognized tax benefits that existed at December 31, 2009, the Company does not anticipate any significant changes within the next twelve months.

The Company files income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2005 through 2009 tax years are open and may be subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.

Undistributed earnings of the Company’s subsidiary, Mellanox Technologies, Inc., are indefinitely reinvested in the respective operations. If its earnings were to be repatriated, the Company would be subject to additional tax.

NOTE 12 —	SEGMENT INFORMATION:

The Company operates in one reportable segment, the development, manufacturing, marketing and sales of semiconductor interconnect products. The Company’s chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

Revenues by geographic region are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

North America	$41,843	$56,432	$44,779
Israel	8,158	11,994	15,751
Europe	20,457	15,689	11,339
Asia	45,586	23,586	12,209

Total revenue	$116,044	$107,701	$84,078

Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

Revenues by product group are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

IC/Semiconductors	$38,972	$47,801	$36,050
Adapter Cards	61,556	56,540	46,762
Switch systems	9,996	1,111	5
Accessories and other	5,520	2,249	1,261

Total revenue	$116,044	$107,701	$84,078

Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Israel	$8,291	$8,774
United States	1,443	1,612

Total property and equipment, net	$9,734	$10,386

Property and equipment, net is attributed to the geographic location in which it is located.

NOTE 13 —	OTHER INCOME, NET:

Other income, net, is summarized in the following table:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest income	$1,289	$4,187	$6,452
Foreign exchange gains (losses)	(36)	84	(283)
Loss on equity investment in a private company	(500)	(500)	—
Other	(235)	52	(193)

Total other income, net	$518	$3,823	$5,976

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

		Charged
	Balance at	(Credited)
	Beginning of	to Costs		Balance at
Description:	Year	and Expenses	Deductions(1)	End of Year
	(In thousands)

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$277	$59	$(46)	$290
Allowance for sales returns and adjustments	15	—	—	15

Total	$292	$59	$(46)	$305

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$186	$125	$(34)	$277
Allowance for sales returns and adjustments	109	(94)	—	15

Total	$295	$31	$(34)	$292

Year ended December 31, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$107	$79	$—	$186
Allowance for sales returns and adjustments	9	100	—	109

Total	$116	$179	$—	$295

(1)	Deductions for Allowance for doubtful accounts are for accounts receivable written-off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2010.

MELLANOX TECHNOLOGIES, LTD.

By:	/s/ Eyal Waldman
Eyal Waldman
President and Chief Executive Officer

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eyal Waldman and Michael Gray, and each of them, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eyal Waldman Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	March 4, 2010

/s/ Michael Gray Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	March 4, 2010

/s/ Glenda Dorchak Glenda Dorchak	Director	March 4, 2010

/s/ Irwin Federman Irwin Federman	Director	March 4, 2010

/s/ Amal Johnson Amal Johnson	Director	March 4, 2010

/s/ Thomas J. Riordan Thomas J. Riordan	Director	March 4, 2010

/s/ C. Thomas Weatherford C. Thomas Weatherford	Director	March 4, 2010

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit

3	.1(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4	.1(2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
4	.2(3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.
10	.1(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10	.2(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10	.3(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10	.4(7)*	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10	.5(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10	.6(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10	.7(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10	.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10	.9(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10	.10(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10	.11(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).
10	.14(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10	.15(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant, as commenced on December 19, 2008.
21	.1(17)	List of subsidiaries.
23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 6, 2009.

(8)	Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(14)	Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)	Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(16)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)	Incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

*	Indicates management contract or compensatory plan, contract or arrangement.