Form 10-Q
period 2010-03-31
Mellanox Technologies, Ltd.
filed 2010-05-06
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 30, 2010, was 33,545,257.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$51,945	$43,640
Short-term investments	165,410	166,357
Restricted cash	3,206	3,160
Accounts receivable, net	22,122	20,418
Inventories	11,994	9,328
Deferred taxes	6,838	8,605
Prepaid expenses and other	3,318	3,825

Total current assets	264,833	255,333
Property and equipment, net	12,317	9,734
Severance assets	4,842	4,629
Intangible assets, net	430	428
Deferred taxes	812	812
Other long-term assets	4,387	4,450

Total assets	$287,621	$275,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,672	$8,775
Other accrued liabilities	14,205	14,804
Capital lease obligations, current	356	528

Total current liabilities	24,233	24,107
Accrued severance	6,080	5,778
Capital lease obligations	395	474
Other long-term obligations	2,149	2,144

Total liabilities	32,857	32,503
Shareholders’ equity:
Ordinary shares	137	135
Additional paid-in capital	247,510	240,807
Accumulated other comprehensive income	305	367
Retained earnings	6,812	1,574

Total shareholders’ equity	254,764	242,883

Total liabilities and shareholders’ equity	$287,621	$275,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	share data)
Total revenues	$36,210	$22,558
Cost of revenues	(9,023)	(5,352)

Gross profit	27,187	17,206
Operating expenses:
Research and development	12,277	8,622
Sales and marketing	5,013	3,702
General and administrative	2,636	2,202

Total operating expenses	19,926	14,526
Income from operations	7,261	2,680
Other income, net	113	541

Income before taxes on income	7,374	3,221
Provision for taxes on income	(2,136)	(1,105)

Net income	$5,238	$2,116

Net income per share — basic	$0.16	$0.07

Net income per share — diluted	$0.15	$0.06

Shares used in computing net income per share:
Basic	32,960	31,823
Diluted	34,759	32,835
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$5,238	$2,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,089	1,075
Deferred income taxes	1,767	783
Share-based compensation expense	3,388	2,324
Gain on sale of investments	(153)	(135)
Changes in assets and liabilities:
Accounts receivable, net	(1,704)	6,676
Inventories	(3,228)	817
Prepaid expenses and other assets	1,092	1,211
Accounts payable	897	(4,656)
Accrued liabilities and other payables	(292)	(6,118)

Net cash provided by operating activities	8,094	4,093

Cash flows from investing activities:
Purchase of severance-related insurance policies	(185)	(331)
Purchases of short-term investments	(74,250)	(74,902)
Proceeds from sales of short-term investments	56,567	32,338
Proceeds from maturities of short-term investments	18,687	3,500
Increase in restricted cash deposits	—	(1,547)
Purchase of property and equipment	(3,674)	(605)

Net cash used in investing activities	(2,855)	(41,547)

Cash flows from financing activities:
Principal payments on capital lease obligations	(251)	(206)
Proceeds from issuance of ordinary shares to employees	3,046	837
Excess tax benefit from share-based compensation	271	—

Net cash provided by financing activities	3,066	631

Net increase (decrease) in cash and cash equivalents	8,305	(36,823)
Cash and cash equivalents at beginning of period	43,640	110,153

Cash and cash equivalents at end of period	$51,945	$73,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Company
     Mellanox Technologies, Ltd. (the “Company” or “Mellanox”) was incorporated in Israel and commenced operations in March 1999. Mellanox is a leading supplier of end-to-end connectivity solutions for data center servers and storage.
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter.
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
     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. We regularly evaluate estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results we experience may differ materially and adversely from our original estimates. To the extent there are material differences between the estimates and actual results, our future results of operations will be affected.
     Significant accounting policies
     There have been no changes in our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended
	March 31,
	2010	2009

Hewlett-Packard	16%	13%
Voltaire	12%	*
Super Micro Computer Inc.	*	16%
Sun Microsystems	*	11%

*	Less than 10%
     At March 31, 2010, Voltaire and Hewlett Packard accounted for 17% and 11%, respectively, of the Company’s total accounts receivable. At December 31, 2009, IBM and Hewlett-Packard accounted for 21% and 13%, respectively, of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Balance, beginning of the period	$902	$997
Warranties issued during the period, net	139	123
Reversal of warranty reserves	(91)	(122)
Settlements during the period	(74)	(52)

Balance, end of the period	$876	$946

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per
	share data)
Net income	$5,238	$2,116

Basic and diluted shares:
Weighted average ordinary shares outstanding	32,960	31,823

Shares used to compute basic net income per share	32,960	31,823
Effect of dilutive securities ordinary share options	1,799	1,012

Shares used to compute diluted net income per share	34,759	32,835

Net income per share attributable to ordinary shareholders — basic	$0.16	$0.07

Net income per share attributable to ordinary shareholders — diluted	$0.15	$0.06

Recent accounting pronouncements
     With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.
     Effective April 1, 2009, the Company adopted the updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on the Company’s consolidated results of operations or financial condition.
     Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company has updated its disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.
NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents:
Cash	$38,041	$14,359
Money market funds	13,904	29,281

	$51,945	$43,640

Accounts receivable, net:
Accounts receivable	$22,508	$20,708
Less: Allowance for doubtful accounts	(386)	(290)

	$22,122	$20,418

Inventories:
Raw materials	$844	$941
Work-in-process	1,604	1,497
Finished goods	9,546	6,890

	$11,994	$9,328

Prepaid expense and other:
Prepaid expenses	$1,993	$1,648
Income tax and VAT recoverable	751	949
Other receivable	291	949
Forward contracts	218	183
Other	65	96

	$3,318	$3,825

Property and equipment, net:
Computer equipment and software	$30,819	$28,175
Furniture and fixtures	1,886	1,809
Leasehold improvements	3,080	2,184

	March 31,	December 31,
	2010	2009
	(In thousands)
	35,785	32,168
Less: Accumulated depreciation and amortization	(23,468)	(22,434)

	$12,317	$9,734

Other long-term assets:
Equity investments in private companies	$4,000	$4,000
Prepaid expenses	324	387
Long term deposits	63	63

	$4,387	$4,450

Other accrued liabilities:
Payroll and related expenses	$7,237	$8,170
Professional services	4,354	3,169
Warranty	876	902
Income tax payable	—	683
Sales commissions	533	548
Other	1,205	1,332

	$14,205	$14,804

Other long-term obligations:
Income tax payable	$1,557	$1,510
Other	592	634

	$2,149	$2,144

NOTE 3 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:
     Fair value hierarchy
     The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of March 31, 2010. There were no financial liabilities as of March 31, 2010.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$13,904	$—	$—	$13,904
US Government bonds	—	5,001	—	5,001
US agency fixed rate	—	29,232	—	29,232
Agency discount notes	—	62,261	—	62,261
US Treasury securities	—	68,916	—	68,916
Forward contracts	—	217	—	217

Total financial assets	$13,904	$165,627	$—	$179,531

     The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2009. There were no financial liabilities as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
		(In thousands)
Money market funds	$29,281	$—	$—	$29,281
US Government bonds	—	5,746	—	5,746
US agency fixed rate	—	34,310	—	34,310
US agency discount notes	—	61,781	—	61,781
US Treasury securities	—	64,520	—	64,520
Forward contracts	—	183	—	183

Total financial assets	$29,281	$166,540	$—	$195,821

Short-term investments
     At March 31, 2010 and December 31, 2009, the Company held short-term investments classified as available-for-sale securities as follows:

	March 31, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$13,904	$—	$13,904
U.S. Treasury and agency securities	165,322	88	165,410

Total investments in marketable securities	179,226	88	179,314
Less amounts classified as cash equivalents	(13,904)	—	(13,904)

	$165,322	$88	$165,410

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$29,281	$—	$29,281
U.S. Treasury and agency securities	166,173	184	166,357

Total investments in marketable securities	195,454	184	195,638
Less amounts classified as cash equivalents	(29,281)	—	(29,281)

	$166,173	$184	$166,357

     The contractual maturities of available-for-sale securities at March 31, 2010 are presented in the following table:

	March 31, 2010
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$159,505	$159,565
Due between one and two years	5,817	5,845

Total investments in available-for-sale securities	$165,322	$165,410

The contractual maturities of available-for-sale securities at December 31, 2009 were due in one year or less.
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
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the three months ended March 31, 2010 and 2009. As of March 31, 2010, the Company had forward contracts in place that hedged future operating expenses of approximately 52.6 million NIS, or approximately $14.2 million based upon the exchange rate as of March 31, 2010. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

     The Company does not use derivative financial instruments for purposes other than cash flow hedges.
Fair value of derivative contracts
     Fair value of derivative contracts as of March 31, 2010 and December 31, 2009 were as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	March 31,	December 31,	March 31,	December 31,
	2010	2009	2010	2009
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$217	$183	$—	$—

Total derivatives	$217	$183	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income
     The following table represents the balance of designated derivative contracts as cash flow hedges as of March 31, 2010 and December 31, 2009, and their impact on OCI for the three months ended March 31, 2010 (in thousands):

December 31, 2009	$183
Amount of gain recognized in OCI (effective portion)	281
Amount of gain reclassified from OCI to income (effective portion)	(247)

March 31, 2010	$217

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
Effect of derivative contracts on the condensed consolidated statement of operations
     The impact of derivative contracts on total operating expenses in the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$247	$(527)
NOTE 5 — COMMITMENTS AND CONTINGENCIES:
     Leases
     As of March 31, 2010, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
2010	$284	$3,339
2011	316	3,837
2012	158	2,301
2013	—	744
2014 and beyond	—	312

Total minimum lease payments and sublease income	$758	$10,533

Less: Amount representing interest	(7)

Present value of capital lease obligations	751
Less: Current portion	(356)

Long-term portion of capital lease obligations	$395

     Service commitments
     At March 31, 2010, the Company had non-cancelable service commitments of $1.4 million, $1.3 million of which is expected to be paid within 2010 and $0.1 million in 2011 and beyond.
     Purchase commitments
     At March 31, 2010, the Company had non-cancelable purchase commitments of $13.6 million expected to be paid within one year. As of March 31, 2010, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
NOTE 6 — SHAREHOLDERS’ EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Net income	$5,238	$2,116
Other comprehensive income:
Change in unrealized gain or loss on available-for-sale securities	(96)	(85)
Change in unrealized gain or loss on derivative contracts	34	(821)

Total comprehensive income	$5,176	$1,210

NOTE 7 — SHARE INCENTIVE PLANS:
Stock option and restricted stock units activity
     The following tables summarize the activities under all equity incentive plans during the three months ended March 31, 2010:

	Options Outstanding
		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Shares	Price	Fair Value
Outstanding at December 31, 2009	6,403,679	$8.38	$7.73
Options granted	166,350	$19.63	$11.51
Options exercised	(505,302)	$3.86	$1.51
Options canceled	(116,841)	$10.26	$4.56

Outstanding at March 31, 2010	5,947,886	$9.06	$5.87

     The weighted average fair value of options granted was $11.51 and $5.37 for the three months ended March 31, 2010 and 2009, respectively.
     The total pretax intrinsic value of options exercised in the three months ended March 31, 2010 and 2009 was $7.8 million and $0.2 million, respectively. This intrinsic value represents the difference between the fair market value of our ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of our ordinary shares of $23.57 on March 31, 2010, the total pretax intrinsic value of all outstanding options was $86.3 million. As of March 31, 2010, 2,319,259 options were exercisable, out of which 2,291,914 options were fully vested and 27,345 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at March 31, 2010 was $39.4 million.
     Effective January 2010, the Company began granting restricted stock units under the Global Share Incentive Plan. Restricted stock units represent a right to receive ordinary shares of the Company at a future vesting date with no cash payment from the holder. In general, restricted stock units vest over four years from the grant date.

     Restricted stock units activity in the three months ended March 31, 2010 is set forth below:

Restricted Stock Units Outstanding
Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non vested restricted stock units at December 31, 2009	—	—
Restricted stock units granted	417,008	$19.81
Restricted stock units vested	—	—
Restricted stock units canceled	—	—

Non vested restricted stock units at March 31, 2010	417,008	$19.81

     The total intrinsic value of all outstanding restricted stock units was $9.8 million as of March 31, 2010.
     The company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2010:

Number
of
Shares
Stock options outstanding	5,947,886
Restricted share units	417,008
Shares authorized for future issuance	1,447,439
ESPP shares available for future issuance	220,216

Total shares reserved for future issuance as of March 31, 2010	8,032,549

     Share-based compensation
     The following weighted average assumptions are used to value share options and ESPP shares granted in connection with the Company’s equity incentive plans for the three months ended March 31, 2010 and 2009:

	Employee Share		Employee Share
	Options		Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2010	2009	2010	2009
Dividend yield, %	—	—	—	—
Expected volatility, %	60.7	65.0	38.3	60.7
Risk free interest rate, %	2.78	2.00	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.50
Estimated forfeiture rate, %	8.66	8.46	—	—
     The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Cost of goods sold	$90	$70
Research and development	1,893	1,357
Sales and marketing	643	470
General and administrative	762	427

Total share-based compensation expense	$3,388	$2,324

     At March 31, 2010, there was $29.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.51 years.

NOTE 8 — INCOME TAXES:
     As of March 31, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1,489,000 and $1,442,000, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2010, the amount of accrued interest and penalties totaled $79,000. As of March 31, 2010, calendar years 2004 through 2009 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     The Company’s effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 29.0% for the three months ended March 31, 2010 and 34.3% for the three months ended March 31, 2009. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and March 31, 2009 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
     General
     We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our products are an integral part of a total solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification and provide unique product differentiation and connectivity flexibility.
     We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, gateway and switch ICs, all of which are silicon devices that provide high performance connectivity. We also offer adapter cards that incorporate our adapter ICs and switch and gateway systems that incorporate our switch and gateway ICs. These ICs are added to servers, storage and communication infrastructure equipment and embedded systems by either integrating them directly on circuit boards or inserting adapter cards into slots on the circuit board. Our boards provide bandwidth up to 10Gb/s (Single Data Rate or SDR) Ethernet or InfiniBand, 20Gb/s (Double Data Rate or DDR) InfiniBand and 40Gb/s (Quad Data Rate or QDR) InfiniBand and our switch ICs provide bandwidth up to 120Gb/s per interface. We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers.
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
     It is difficult for us to forecast the demand for our products, in part because of the highly complex supply chain between us and the end-user markets that incorporate our products. Demand for new features changes rapidly. Due to our lengthy product development cycle, it is critical for us to anticipate changes in demand for our various product features and the applications they serve to allow sufficient time for product design. Our failure to accurately forecast demand can lead to product shortages that can harm our relationships with our customers. Conversely, our failure to forecast declining demand or shifts in product mix can result in excess or obsolete inventory.
     Revenues. We derive revenues from sales of our ICs, cards, switch systems and accessories. Revenues were approximately $36.2 million for the three months ended March 31, 2010, compared to approximately $22.6 million for the three months ended March 31, 2009, representing an increase of approximately 60.5%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 28% and 40% of our total revenues for the three months ended March 31, 2010 and 2009, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
     Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.
     We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels to meet this demand.
     We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue deriving from sales of HCA cards and switch systems, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and on our ability to reduce manufacturing costs.
     Operational expenses
     Research and development expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense, outsourcing expenses, tape out costs and qualification expense. Tape out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products to the market. We anticipate our research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. These expenses may fluctuate over the course of a year based on the timing of our scheduled product tape outs.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased commission payments related to increased revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, human resources and administrative activities, and other professional services expense charges for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.
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
     See our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 5, 2010, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2009.
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2010	2009
Total revenues	100%	100%
Cost of revenues	(25)	(24)

Gross profit	75	76

Operating expenses:
Research and development	34	38
Sales and marketing	14	16
General and administrative	7	10

Total operating expenses	55	64

Income from operations	20	12
Other income, net	—	2
Provision for taxes on income	(6)	(5)

Net income	14%	9%

Comparison of the Three Months Ended March 31, 2010 to the Three Months Ended March 31, 2009
     Revenues.
     The following table represents our total revenues for the three months ended March 31, 2010 and 2009 by data rate.

	Three Months Ended
	March 31,
	2010	2009	% Change
	(In thousands)
Quad data rate (QDR)	$22,872	$7,808	193
Double data rate (DDR)	6,729	12,913	(48)
Single data rate (SDR) and other	6,609	1,837	260

Total revenue	$36,210	$22,558	61

     Revenues were $36.2 million for the three months ended March 31, 2010 compared to $22.6 million for the three months ended March 31, 2009, representing an increase of approximately 61%. The increase in revenues resulted from increased unit sales of approximately 63% offset by a slight decrease in average sales prices of approximately 2%. The increase in unit sales was primarily due to increases in sales to some of our tier one customers. The decline in average selling prices was primarily due to a decrease in average selling prices of our boards. Revenues for the three months ended March 31, 2010 are not necessarily indicative of future results.
     Gross profit and margin. Gross profit was $27.2 million for the three months ended March 31, 2010 compared to $17.2 million for the three months ended March 31, 2009, representing an increase of 58%. As a percentage of revenues, gross margin decreased to 75.1% in the three months ended March 31, 2010 from 76.3% in the three months ended March 31, 2009. The decline in gross margins was primarily due to changes in our product mix and lower average selling prices of our boards. We typically earn lower gross margins on our switch systems, cables and accessories revenues in comparison to ICs and board revenues. Gross margin for the three months ended March 31, 2010 is not necessarily indicative of future results.
     Research and development. Research and development expenses were $12.3 million in the three months ended March 31, 2010 compared to $8.6 million in the three months ended March 31, 2009, representing an increase of approximately 42%. The increase consisted of $2 million in employee related expenses primarily due to headcount additions and employee bonus expenses, $536,000 in share-based compensation primarily due to new option grants, $325,000 in software maintenance expenses and $296,000 in outsourcing expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and marketing. Sales and marketing expenses were $5.0 million for the three months ended March 31, 2010 compared to $3.7 million for the three months ended March 31, 2009, representing an increase of approximately 35%. The increase was attributable to higher employee related expenses of $822,000 primarily due to headcount additions and bonus expenses, an increase of $173,000 in share-based compensation expense, higher equipment related expenses of $139,000 associated with evaluation equipment and higher travel related expenses of $99,000.
     For a further discussion of share-based compensation included in sales and marketing expense see “Share-based compensation expense” below.
     General and administrative. General and administrative expenses were $2.6 million for the three months ended March 31, 2010 compared to $2.2 million for the three months ended March 31, 2009, representing an increase of approximately 20%. The increase was due to higher share-based compensation of $335,000 and an increase in bad debt expense of $96,000, partially offset by a decrease in facilities and maintenance expenses of $155,000 and a decrease in legal expenses of $146,000.

     For a further discussion of share-based compensation included in general and administrative expense see “Share-based compensation expense” below.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended
	March 31,
	2010	2009
	(In thousands)
Cost of goods sold	$90	$70
Research and development	1,893	1,357
Sales and marketing	643	470
General and administrative	762	427

Total share-based compensation expense	$3,388	$2,324

     At March 31, 2010, there was $29.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted average period of 2.51 years.
     Other income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $113,000 for the three months ended March 31, 2010 compared to $541,000 for the three months ended March 31, 2009. The decrease consisted of $166,000 of lower interest income associated with lower average interest rates paid on investments and foreign currency exchange losses of $106,000 in the three months ended March 31, 2010 as compared to foreign currency exchange gains of $145,000 in the same period last year.
     Provision for Taxes on Income. Provision for taxes on income was $2.1 million for the three months ended March 31, 2010 compared to $1.1 million for the three months ended March 31, 2009. The higher tax expense was primarily due to increased taxes related to the utilization of deferred taxes associated with carryforward losses and research and development costs in Israel. The effective tax rate was 29.0% and 34.3% for the three months ended March 31, 2010 and 2009, respectively. Our effective tax rate differs from the U.S statutory rate primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2010, our principal source of liquidity consisted of cash and cash equivalents of approximately $51.9 million and short-term investments of approximately $165.4 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, higher sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
     Operating activities
     Net cash provided by our operating activities amounted to $8.1 million in the three months ended March 31, 2010. Net cash provided by operating activities in the three months ended March 31, 2010 was primarily attributable to net income of $5.2 million adjusted for non-cash items of approximately $3.4 million for share-based compensation, $1.8 million for the utilization of deferred taxes and $1.1 million for depreciation and amortization, and was partially offset by gains on sale of investments of approximately $0.2 million. Furthermore, net cash provided by operating activities increased due to a reduction in prepaid expenses of approximately $1.1 million and an increase in accounts payable of approximately $0.9 million due to the timing of payments to our vendors, and was partially offset by an increase in inventory of approximately $3.2 million due to higher safety stock levels and an increase in accounts receivable, net of approximately $1.7 million due to the timing of sales during the quarter.
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
     Investing activities
     Net cash used in investment activities amount to $2.9 million in the three months ended March 31, 2010. Net cash used in investment activities was primarily attributable to purchases of property and equipment of $3.7 million offset by net proceeds from the sales of short term investments of $1.0 million.
     Net cash used in investment activities amounted to $41.5 million in the three months ended March 31, 2009. Net cash used in investment activities was primarily attributable to net purchases of short term investments of $39.1 million, and an increase in restricted cash deposits of $1.5 million.
     Financing activities
     Our financing activities generated $3.1 million in the three months ended March 31, 2010, and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $3.0 million, and excess tax benefits from share-based compensation of $271,000, partially offset by principal payments on capital lease obligations of $251,000. Our financing activities generated $631,000 in the three months ended March 31, 2009, and were primarily due to proceeds from stock option exercises and our employee stock purchase program of $837,000, partially offset by principal payments on capital lease obligations of $206,000.
Off-Balance Sheet Arrangements
     As of March 31, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
		(In thousands)
Commitments under capital lease	$758	$363	$395	$—
Non-cancelable operating lease commitments	10,533	4,337	5,323	873
Service commitments	1,356	1,233	123	—
Purchase commitments	13,591	13,591	—	—

Total	$26,238	$19,524	$5,841	$873

     For purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum purchase quantities; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
Contingencies
     As of March 31, 2010, our unrecognized tax benefits totaled approximately $1.6 million, which would reduce our income tax expense and effective tax rate, if recognized. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of March 31, 2010, we are unable to make any reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.
Recent Accounting Standards
     With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to us.
     Effective April 1, 2009, we adopted the updated guidance related to subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The updated guidance initially required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date — that is, whether that date represents the date the financial statements were issued or were available to be issued. However, in February 2010, the FASB amended the guidance to remove the requirement to disclose the date through which subsequent events were evaluated. Adoption of the updated guidance did not have a material impact on our consolidated results of operations or financial condition.
     Effective January 1, 2010, we adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Therefore, we have not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements. We updated our disclosures to comply with the updated guidance; however, adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy we limit the amount of our credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value at the time of purchase, except U.S Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
     To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $383,000 at March 31, 2010. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At March 31, 2010, approximately $2.8 million of our monthly operating expenses were denominated in NIS. As of March 31, 2010, we had forward contracts in place that hedged future operating expenses of approximately 52.6 million NIS, or approximately $14.2 million based upon the exchange rate as of March 31, 2010. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:
Risks Related to Our Business
We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

     A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2010, sales to Hewlett-Packard and Voltaire accounted for 16% and 12%, respectively, of our total revenues and sales to our top ten customers accounted for 77% of our first fiscal quarter 2010 revenues. For the year ended December 31, 2009, sales to Hewlett-Packard, IBM and Super Micro Computer Inc. accounted for 15%, 11% and 10%, respectively, of our total revenues and sales to our top ten customers accounted for 79% of the 2009 revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of March 31, 2010, we had 21 issued patents and 30 patent applications pending in the United States, 5 issued patents in Taiwan, and 2 patent applications pending and 3 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities and corporate and sales support operations and, as of March 31, 2010, we had 282 full-time and 52 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
     We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the recent conflicts with Hamas and Hezbollah referred to above, a large portion of our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.
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
     We derived 63% and 65% of our revenues in the three months ended March 31, 2010 and 2009, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation (deflation) amounted to 3.4%, 3.8% and 3.9% for the years ended December 31, 2007, 2008 and 2009, respectively and to (0.9)% and (0.1)% in the three months ended March 31, 20010 and 2009, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.9%, 1.1% and 0.7% in the years ended December 31, 2007, 2008 and 2009, respectively. In the three months ended March 31, 2010 the increase in the value of the NIS against the U.S. dollar amounted to 1.6% and in the three months ended March 31, 2009 the decrease in the value of the NIS against the U.S. dollar amounted to 10.2%. If the U.S. dollar cost of our research and development operations in Israel increases our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
Risks Related to Our Ordinary Shares
The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 28% of our outstanding ordinary shares as of March 31, 2010. Moreover, based on information filed with SEC, two of our shareholders, Fidelity Management and Research and Fred Alger Management, combined beneficially owned approximately 19% of our outstanding ordinary shares as of March 31, 2010. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5 — OTHER INFORMATION
     None
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

Date: May 5, 2010	Mellanox Technologies, Ltd.
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