Form 10-Q
period 2010-06-30
Mellanox Technologies, Ltd.
filed 2010-08-04
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 30, 2010, was 33,738,713.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1	— UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$78,947	$43,640
Short-term investments	151,800	166,357
Restricted cash	3,105	3,160
Accounts receivable, net	21,158	20,418
Inventories	11,633	9,328
Deferred taxes	5,137	8,605
Prepaid expenses and other	3,485	3,825

Total current assets	275,265	255,333
Property and equipment, net	13,851	9,734
Severance assets	4,827	4,629
Intangible assets, net	375	428
Deferred taxes	812	812
Other long-term assets	4,229	4,450

Total assets	$299,359	$275,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,060	$8,775
Other accrued liabilities	14,184	14,804
Capital lease obligations, current	337	528

Total current liabilities	24,581	24,107
Accrued severance	6,245	5,778
Capital lease obligations	316	474
Other long-term obligations	2,616	2,144

Total liabilities	33,758	32,503
Commitments and contingencies (Note 5)
Shareholders’ equity:
Ordinary shares	139	135
Additional paid-in capital	253,723	240,807
Accumulated other comprehensive income (loss)	(389)	367
Retained earnings	12,128	1,574

Total shareholders’ equity	265,601	242,883

Total liabilities and shareholders’ equity	$299,359	$275,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Total revenues	$39,958	$25,286	$76,168	$47,844
Cost of revenues	(10,189)	(6,552)	(19,212)	(11,904)

Gross profit	29,769	18,734	56,956	35,940
Operating expenses:
Research and development	13,995	10,120	26,272	18,742
Sales and marketing	5,409	4,036	10,422	7,738
General and administrative	2,749	1,965	5,385	4,167

Total operating expenses	22,153	16,121	42,079	30,647
Income from operations	7,616	2,613	14,877	5,293
Other income, net	49	197	162	738

Income before taxes on income	7,665	2,810	15,039	6,031
Provision for taxes on income	(2,349)	(1,066)	(4,485)	(2,171)

Net income	$5,316	$1,744	$10,554	$3,860

Net income per share — basic	$0.16	$0.05	$0.32	$0.12

Net income per share — diluted	$0.15	$0.05	$0.30	$0.12

Shares used in computing income per share:
Basic	33,557	31,967	33,260	31,895
Diluted	35,580	33,154	35,220	32,986
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$10,554	$3,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,457	2,163
Deferred income taxes	3,468	1,463
Share-based compensation expense	6,810	4,553
Gain on sale of investments	(337)	(369)
Excess tax benefit from share based compensation	(690)	—
Impairment of investments	250	—
Changes in assets and liabilities:
Accounts receivable, net	(740)	3,865
Inventories	(2,867)	335
Prepaid expenses and other assets	1,015	419
Accounts payable	1,285	(780)
Accrued liabilities and other payables	573	(4,227)

Net cash provided by operating activities	21,778	11,282

Cash flows from investing activities:
Purchase of severance-related insurance policies	(390)	(478)
Purchases of short-term investments	(104,024)	(107,387)
Proceeds from sales of short-term investments	96,742	62,901
Proceeds from maturities of short-term investments	22,096	8,080
Increase in restricted cash deposits	—	(884)
Purchase of property and equipment	(6,521)	(1,217)
Purchase of equity investment in a private company	(135)	—

Net cash provided by (used) in investing activities	7,768	(38,985)

Cash flows from financing activities:
Principal payments on capital lease obligations	(349)	(385)
Proceeds from issuance of ordinary shares to employees	5,420	1,064
Excess tax benefit from share-based compensation	690	—

Net cash provided by financing activities	5,761	679

Net increase (decrease) in cash and cash equivalents	35,307	(27,024)
Cash and cash equivalents at beginning of period	43,640	110,153

Cash and cash equivalents at end of period	$78,947	$83,129

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010. The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter.
     Risks and uncertainties
     The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers, based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.
     Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company’s financial results.
     Use of estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the

Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.
     Significant accounting policies
     There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Hewlett Packard	17%	18%	17%	16%
Dell	16%	14%	11%	10%
Polywell Computer, Inc.	13%	*	*	*
T-Platforms	*	13%	*	*
Supermicro Computer Inc.	*	11%	*	13%

*	Less than 10%
     At June 30, 2010, Hewlett Packard and Tech Data accounted for 12% and 11%, respectively, of the Company’s total accounts receivable. At December 31, 2009, IBM and Hewlett-Packard accounted for 21% and 13%, respectively, of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Balance, beginning of the period	$902	$997
Warranties issued during the period, net	274	257
Reversal of warranty reserves	(191)	(213)
Settlements during the period	(144)	(187)

Balance, end of the period	$841	$854

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income	$5,316	$1,744	$10,554	$3,860

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	33,557	31,967	33,260	31,895
Effect of dilutive securities ordinary share options	2,023	1,187	1,960	1,091

Shares used to compute diluted net income per share	35,580	33,154	35,220	32,986

Net income per share attributable to ordinary shareholders — basic	$0.16	$0.05	$0.32	$0.12

Net income per share attributable to ordinary shareholders — diluted	$0.15	$0.05	$0.30	$0.12

     Recent accounting pronouncements
          With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.
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
NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents:
Cash	$51,747	$14,359
Money market funds	27,200	29,281

	$78,947	$43,640

Accounts receivable, net:
Accounts receivable	$21,544	$20,708
Less: Allowance for doubtful accounts	(386)	(290)

	$21,158	$20,418

Inventories:
Raw materials	$675	$941
Work-in-process	2,072	1,497
Finished goods	8,886	6,890

	$11,633	$9,328

Prepaid expense and other:
Prepaid expenses	$1,314	$1,648
Income tax and VAT recoverable	1,472	949
Other receivable	616	949
Forward contracts	—	183
Other	83	96

	$3,485	$3,825

Property and equipment, net:
Computer equipment and software	$33,499	$28,175
Furniture and fixtures	1,898	1,809
Leasehold improvements	3,236	2,184

	38,633	32,168
Less: Accumulated depreciation and amortization	(24,782)	(22,434)

	$13,851	$9,734

	June 30,	December 31,
	2010	2009
	(In thousands)
Other long-term assets:
Equity investments in private companies	$3,885	$4,000
Prepaid expenses	282	387
Long term deposits	62	63

	$4,229	$4,450

Other accrued liabilities:
Payroll and related expenses	$8,382	$8,170
Professional services	2,535	3,169
Warranty	841	902
Income tax payable	161	683
Sales commissions	392	548
Forward contracts	493	—
Deferred revenue	590	486
Other	790	846

	$14,184	$14,804

Other long-term obligations:
Income tax payable	$1,568	$1,510
Deferred revenue — long term	500	—
Other	548	634

	$2,616	$2,144

NOTE 3 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:
     Fair value hierarchy
     The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
     The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of June 30, 2010.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$27,200	$—	$—	$27,200
US Government bonds	—	4,620	—	4,620
Agency fixed rate	—	19,623	—	19,623
Agency discount notes	—	70,101	—	70,101
US Treasury securities	—	57,456	—	57,456

Total financial assets	$27,200	$151,800	$—	$179,000

Forward contracts	$—	$493	$—	$493

Total financial liabilities	$—	$493	$—	$493

     The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2009. There were no financial liabilities as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds.	$29,281	$—	$—	$29,281
US Government bonds	—	5,746	—	5,746
Agency fixed rate	—	34,310	—	34,310
Agency discount notes	—	61,781	—	61,781
US Treasury securities	—	64,520	—	64,520
Forward contracts	—	183	—	183

Total financial assets	$29,281	$166,540	$—	$195,821

     There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2010

     Short-term investments
     At June 30, 2010 and December 31, 2009, the Company held short-term investments classified as available-for-sale securities as follows:

	June 30, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$27,200	$—	$27,200
U.S. Treasury and agency securities	151,696	104	151,800

Total investments in marketable securities	178,896	104	179,000
Less amounts classified as cash equivalents	(27,200)	—	(27,200)

	$151,696	$104	$151,800

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$29,281	$—	$29,281
U.S. Treasury and agency securities	166,173	184	166,357

Total investments in marketable securities	195,454	184	195,638
Less amounts classified as cash equivalents	(29,281)	—	(29,281)

	$166,173	$184	$166,357

     The contractual maturities of available-for-sale securities at June 30, 2010 are presented in the following table:

	June 30, 2010
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$150,223	$150,324
Due between one and two years	1,473	1,476

Total investments in available-for-sale securities	$151,696	$151,800

     The contractual maturities of available-for-sale securities at June 30, 2010 and December 31, 2009 were due in one year or less.
     Investments in privately-held companies:
     As of June 30, 2010, the Company’s investment portfolio included investments of $3.9 million in privately-held companies. The Company accounts for $3.5 million of these investments under the cost method. To determine if impairment exists, the Company monitors the portfolio companies’ revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
     During the second quarter of 2010, the Company identified certain events and changes in circumstances indicating that the fair value of the investments in one of the portfolio companies had been negatively impacted and determined that the impairment of this investment was other than temporary. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the company’s industry, its financial condition, near-term prospects and latest round of financing. The valuation also takes into account the company’s capital structure, liquidation preferences for its capital and other economic variables as well as other inputs that require management judgment. As a result of the assessment, the Company recorded a $250,000 impairment loss on this investment to reduce the carrying value to its estimated market value. The impairment loss was included in other income, net, on the Consolidated Statements of Operations for the six months ended June 30, 2010. The carrying value of the Company’s investment was $0.4 million and is classified within other long term assets on the Company’s Consolidated Balance Sheets as of June 30, 2010.
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
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the six months ended June 30, 2010 and 2009. As of June 30 2010, the Company had forward contracts in place that hedged future operating expenses of approximately 54.2 million NIS, or approximately $14.0 million based upon the exchange rate as of June 30, 2010. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.
     The Company does not use derivative financial instruments for purposes other than cash flow hedges.
     Fair value of derivative contracts
     Fair value of derivative contracts as of June 30, 2010 and December 31, 2009 were as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	June 30,	December 31,	June 30,	December 31,
	2010	2009	2010	2009
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$183	$493	$—

Total derivatives	$—	$183	$493	$—

     Effect of designated derivative contracts on accumulated other comprehensive income
     The following table represents the balance of designated derivative contracts as cash flow hedges as of June 30, 2010 and December 31, 2009, and their impact on OCI for the six months ended June 30, 2010 (in thousands):

December 31, 2009	$183
Amount of loss recognized in OCI (effective portion)	(459)
Amount of gain reclassified from OCI to income (effective portion)	(217)

June 30, 2010	$(493)

     Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

     Effect of derivative contracts on the condensed consolidated statement of operations
     The impact of derivative contracts on total operating expenses in the six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(29)	$(312)	$217	$(839)

NOTE 5 — COMMITMENTS AND CONTINGENCIES:
     Leases
     As of June 30, 2010, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
Remainder of 2010	$186	$2,428
2011	316	4,337
2012	158	2,596
2013	—	814
2014 and beyond	—	312

Total minimum lease payments and sublease income	$660	$10,487

Less: Amount representing interest	(7)

Present value of capital lease obligations	653
Less: Current portion	(337)

Long-term portion of capital lease obligations	$316

     Service commitments
     At June 30, 2010, the Company had non-cancelable service commitments of $1.7 million, $1.3 million of which is expected to be paid within 2010 and $0.4 million in 2011 and beyond.
     Purchase commitments
     At June 30, 2010, the Company had non-cancelable purchase commitments of $12.6 million expected to be paid within one year. As of June 30, 2010, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
NOTE 6 — SHAREHOLDERS’ EQUITY:
     Comprehensive income
     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$5,316	$1,744	$10,554	$3,860
Other comprehensive income:
Change in unrealized gains on available-for-sale securities	16	13	(80)	(72)
Change in unrealized gains on derivative contracts	(710)	1,166	(676)	345

Total comprehensive income	$4,622	$2,923	$9,798	$4,133

NOTE 7 — SHARE INCENTIVE PLANS:
     Stock option and restricted stock units activity
     The following tables summarize the activities under all equity incentive plans during the six months ended June 30, 2010:

	Options Outstanding
		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Shares	Price	Fair Value
Outstanding at December 31, 2009	6,403,679	$8.38	$7.73
Options granted	274,900	$21.52	$12.64
Options exercised	(960,409)	$4.50	$1.92
Options canceled	(173,559)	$10.43	$5.36

Outstanding at June 30, 2010	5,544,611	$9.66	$6.54

     The weighted average fair value of options granted was $14.22 and $7.83 for the three months ended June 30, 2010 and 2009, respectively, and $12.64 and $7.58 for the six months ended June 30, 2010 and 2009, respectively.
     The total pretax intrinsic value of options exercised in the six months ended June 30, 2010 and 2009 was $16.9 million and $1.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $21.90 on June 30, 2010, the total pretax intrinsic value of all outstanding options was $68.2 million. As of June 30, 2010, 2,739,554 options were exercisable, out of which 2,723,592 options were fully vested and 15,962 options were unvested but exercisable. The total pretax intrinsic value of exercisable options at June 30, 2010 was $38.3 million.
     Effective January 2010, the Company began granting restricted stock units under the Global Share Incentive Plan. Restricted stock units represent a right to receive ordinary shares of the Company at a future vesting date with no cash payment from the holder. In general, restricted stock units vest over four years from the grant date.
     Restricted stock units activity in the six months ended June 30, 2010 is set forth below:

	Restricted Stock Units Outstanding
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non vested restricted stock units at December 31, 2009	—	$—
Restricted stock units granted	437,008	19.93
Restricted stock units vested	(1,668)	22.54
Restricted stock units canceled	(4,931)	19.89

Non vested restricted stock units at June 30, 2010	430,409	$19.92

     The weighted average fair value of restricted stock units granted was $19.81 and $19.93 for the three and six months ended June 30, 2010, respectively.
     The total intrinsic value of all outstanding restricted stock units was $9.4 million as of June 30, 2010.
     The company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2010:

Number
of
Shares
Stock options outstanding	5,544,611
Restricted stock units	430,409
Stock authorized for future issuance	1,280,286
ESPP shares available for future issuance	220,216

Total shares reserved for future issuance as of June 30, 2010	7,475,522

     Share-based compensation
     The following weighted average assumptions are used to value stock options and ESPP granted in connection with the Company’s equity incentive plans for the six months ended June 30, 2010 and 2009:

	Employee Share		Employee Share
	Options		Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield, %	—	—	—	—
Expected volatility, %	60.6	63.0	38.3	60.7
Risk free interest rate, %	2.28	2.68	0.10	0.10
Expected life, years	6.25	6.08	0.53	0.53
Estimated forfeiture rate, %	8.66	8.46	—	—
     The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$97	$66	$187	$136
Research and development	1,942	1,316	3,835	2,673
Sales and marketing	610	434	1,253	904
General and administrative	773	413	1,535	840

Total share-based compensation expense	$3,422	$2,229	$6,810	$4,553

     At June 30, 2010, there was $29.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.41 years.
NOTE 8 — INCOME TAXES:
     As of June 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1,516,000 and $1,442,000, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2010, the amount of accrued interest and penalties totaled $96,000. As of June 30, 2010, calendar years 2004 through 2009 were open and subject to potential examination in one or more jurisdictions. The Company is not currently under federal, state or foreign income tax examination.
     The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 30.6% and 29.8% for the three and six months ended June 30, 2010, respectively and 37.9% and 36.0% for the three and six months ended June 30, 2009, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and June 30, 2009 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
          General
     We are a leading supplier of semiconductor-based, high-performance connectivity products that facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. Our end-to-end products, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification and provide unique product differentiation and connectivity flexibility.
     We are a fabless semiconductor company that provides high-performance interconnect products based on semiconductor integrated circuits, or ICs. We design, develop and market adapter, gateway and switch ICs, all of which are silicon devices that provide high performance connectivity. We also offer a complete line of adapter cards that incorporate our adapter ICs, and switch and gateway system product lines that incorporate our switch and gateway ICs. These ICs are also being added to servers, storage and communication infrastructure equipment and embedded systems by integrating them directly on circuit boards or motherboards, or inserting adapter cards into slots on circuit boards. Our adapters provide bandwidth up to 10Gb/s (Single Data Rate or SDR) Ethernet or InfiniBand, 20Gb/s (Double Data Rate or DDR) InfiniBand and 40Gb/s (Quad Data Rate or QDR) InfiniBand and our switch ICs provide bandwidth up to 120Gb/s per interface. Our switch systems based on our switch ICs range in port size and density from top-of-rack 36-port switches through director-class 648-port switches. We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers.
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
     Revenues. We derive revenues from sales of our ICs, cards, switch systems and accessories. Revenues were approximately $76.2 million for the six months ended June 30, 2010, compared to approximately $47.8 million for the six months ended June 30, 2009, representing an increase of approximately 59.2%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 28% and 39% of our total revenues for the six months ended June 30, 2010 and 2009, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

     We have won multiple LAN-on-motherboard (“LOM”) design wins for both Infiniband and Ethernet IC’s that are now starting to ramp in production. The average selling price for LOM ICs is significantly lower than the average selling price of a board including the IC. We are currently experiencing a transition from boards to LOM ICs on a portion of our business. This recent trend in product mix changes negatively impacted our quarter-end backlog and we currently expect a decline in our revenues next quarter.
     Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics and Comtel, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.
     We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels over the past three quarters to meet this demand.
     We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue deriving from sales of HCA cards, switch systems and cables, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and on our ability to reduce manufacturing costs.
     Operational expenses
     Research and development expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense, outsourcing expenses, tape out costs and qualification expenses. Tape out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products to the market. We anticipate our research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. These expenses may fluctuate over the course of a year based on the timing of our scheduled product tape outs.
     Sales and marketing expenses. Sales and marketing expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel, increased marketing activities and higher commission payments related to increased revenues.
     General and administrative expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, human resources and administrative activities, and other professional services expenses for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Total revenues	100%	100%	100%	100%
Cost of revenues	(25)	(26)	(25)	(25)

Gross profit	75	74	75	75

Operating expenses:
Research and development	35	40	34	39
Sales and marketing	14	16	14	16
General and administrative	7	8	7	9

Total operating expenses	56	64	55	64

Income from operations	19	10	20	11
Other income, net	0	1	0	2
Provision for taxes on income	(6)	(4)	(6)	(5)

Net income	13%	7%	14%	8%

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009
     Revenues. Revenues were $40.0 million for the three months ended June 30, 2010 compared to $25.3 million for the three months ended June 30, 2009, representing an increase of approximately 58%. The increase was primarily attributable to higher IC and board revenues and resulted from increased unit sales of approximately 89%. This was offset by a decrease in average sales prices of approximately 15%, primarily as a result of a decline in average selling prices of our boards. Revenues for the three months ended June 30, 2010 are not necessarily indicative of future results.
     Gross profit and margin. Gross profit was $29.8 million for the three months ended June 30, 2010 compared to $18.7 million for the three months ended June 30, 2009, representing an increase of 59%. As a percentage of revenues, gross margin increased to 74.5% in the three months ended June 30, 2010 from 74.1% in the three months ended June 30, 2009. The increase in gross margins, as a percentage of revenues, was primarily due to changes in our product mix. We typically earn higher gross margins on our IC and board revenues compared to our switch systems and cable revenues. Gross margin for the three months ended June 30, 2010 is not necessarily indicative of future results.
     Research and development. Research and development expenses were $14.0 million in the three months ended June 30, 2010 compared to $10.1 million in the three months ended June 30, 2009, representing an increase of approximately 38%. The increase consisted of $3.2 million in employee related expenses primarily due to headcount additions and merit increases, $549,000 in share-based compensation expenses due to new share-based awards, and $467,000 in other expenses due to higher facilities and maintenance expenses related to additional leased office space in Israel. The increases were partially offset by a decrease in design and development costs of $334,000 primarily due to product tape out costs incurred in the three months ended June 30, 2009. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote additional resources to develop new products, meet the changing requirements of our customers, and expand into new markets and technologies.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and marketing. Sales and marketing expenses were $5.4 million for the three months ended June 30, 2010 compared to $4.0 million for the three months ended June 30, 2009, representing an increase of approximately 34%. The increase consisted of $1.1 million in employee related expenses primarily due to headcount additions and merit increases, $197,000 in share-based compensation expenses primarily due to new share-based awards and $293,000 in expenses related to increased sales and marketing activities, partially offset by a decrease of $193,000 in commission expense associated with changes in our external sales representative compensation plan.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and administrative. General and administrative expenses were $2.7 million for the three months ended June 30, 2010 compared to $2.0 million for the three months ended June 30, 2009, representing an increase of approximately 40%. The increase consisted of $417,000 in share-based compensation expense primarily due to new share-based awards and $288,000 in employee related expenses primarily due to headcount additions and merit increases.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Other income, net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $49,000 for the three months ended June 30, 2010 compared to approximately $197,000 for the three months ended June 30, 2009. The decrease consisted of a $250,000 impairment on an investment in a privately held company, approximately $101,000 of lower interest income associated with lower average interest rates paid on investments partially offset by foreign currency exchange gains of approximately $184,000.
     Provision for Taxes on Income. Provision for taxes on income was $2.3 million for the three months ended June 30, 2010 compared to $1.1 million for the three months ended June 30, 2009. The effective tax rate was 30.6% and 37.9% for the three months ended June 30, 2010 and 2009, respectively. Our effective tax rate differs from the U.S statutory rate primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate.
Comparison of the Six Months Ended June 30, 2010 to the Six Months Ended June 30, 2009
     Revenues. Revenues were $76.2 million for the six months ended June 30, 2010 compared to $47.8 million for the six months ended June 30, 2009, representing an increase of 59%. The increase was primarily attributable to higher IC and board revenues and resulted from increased unit sales of approximately 76%, partially offset by a decrease in average sales prices of approximately 8% primarily as a result of a decline in average selling prices of our boards. Revenues for the six months ended June 30, 2010 are not necessarily indicative of future results.
     Gross Profit and Margin. Gross profit was approximately $57.0 million for the six months ended June 30, 2010 and $35.9 million for the six months ended June 30, 2009 representing an increase of approximately 58%. As a percentage of revenues, gross margin decreased to 74.8% in the six months ended June 30, 2010 from 75.1% in the six months ended June 30, 2009. The decline in gross margins as a percentage of revenues was primarily due to changes in our product mix. We typically earn lower gross margins on our switch systems, cables and accessories revenues in comparison to ICs and board revenues. Gross margin for the six months ended June 30, 2010 is not necessarily indicative of future results.
     Research and Development. Research and development expenses were $26.3 million in the six months ended June 30, 2010 compared to approximately $18.7 million in the six months ended June 30, 2009, representing an increase of 40%. The increase consisted of $5.4 million in employee related expenses primarily due to headcount additions and merit increases, an increase in share-based compensation expenses of $1.0 million primarily due to new share-based awards, an increase in design and development costs of $674,000 and an increase in facilities and maintenance expenses of $643,000 primarily due to additional leased office space in Israel.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.
     Sales and Marketing. Sales and marketing expenses were $10.4 million for the six months ended June 30, 2010 compared to approximately $7.7 million for the six months ended June 30, 2009, representing an increase of approximately 35%. The increase consisted of $1.8 million in employee related expenses primarily due to headcount additions and merit increases, an increase of $665,000 in expenses related to sales and marketing activities and an increase in share-based compensation expense of $376,000 primarily due to new share-based awards, partially offset by lower commission expenses of $202,000 due to changes in our external sales representative compensation plan.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.
     General and Administrative. General and administrative expenses were approximately $5.4 million for the six months ended June 30, 2010 compared to approximately $4.2 million for the six months ended June 30, 2009, representing an increase of 29%. The increase was due to higher share-based compensation expenses of $817,000 primarily due to share-based awards, an increase of $350,000 in employee related expenses primarily due to headcount additions and merit increases and an increase in other general and administrative expenses of $278,000, partially offset by lower legal and accounting fees of $227,000.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based compensation expense” below.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$97	$66	$187	$136
Research and development	1,942	1,316	3,835	2,673
Sales and marketing	610	434	1,253	904
General and administrative	773	413	1,535	840

Total share-based compensation expense	$3,422	$2,229	$6,810	$4,553

     At June 30, 2010, there was $29.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.41 years.
     Other Income, net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $162,000 for the six months ended June 30, 2010 compared to approximately $738,000 for the six months ended June 30, 2009, representing a decrease of 78%. The decrease consisted primarily of lower interest income of $266,000, an impairment of an investment in a privately held company of $250,000 and foreign exchange losses of $125,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $4.5 million for the six months ended June 30, 2010 compared to approximately $2.2 million for the six months ended June 30, 2009. Our effective tax rates were 29.8% and 36.0% for the six months ended June 30, 2010 and 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2010, our principal source of liquidity consisted of cash and cash equivalents of $78.9 million and short-term investments of $151.8 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, higher sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
     Operating activities
     Net cash provided by our operating activities amounted to $21.8 million and $11.3 million in the six months ended June 30, 2010 and 2009, respectively. Net cash provided by operating activities in the six months ended June 30, 2010 was primarily attributable to net income of $10.6 million and net non-cash items of $12.0 million, partially offset by changes in assets and liabilities of $0.7 million. Changes in assets and liabilities resulted from an increase in accounts payable of $1.3 million, a decrease in prepaid expenses of $1.0 million and an increase in accrued liabilities and other payables of $0.6 million, partially offset by an increase in inventory of $2.9 million due to higher safety stock levels and an increase in accounts receivable of approximately $0.7 million due to the timing of sales during the period.
     Net cash provided by operating activities of approximately $11.3 million in the six months ended June 30, 2009 was primarily attributable to net income of $3.9 million and net non-cash items of $7.8 million, partially offset by changes in assets and liabilities of $0.4 million. Changes in asset and liabilities resulted from a reduction in accounts receivable of approximately $3.9 million due to improved collections, partially offset by a decrease of approximately $4.2 million in accrued liabilities and other payables due to a reduction in payroll related liabilities and a refund of a customer credit balance.
     Investing activities
     Net cash provided by investing activities was approximately $7.8 million in the six months ended June 30, 2010 and was primarily attributable to net proceeds from sales and maturities of short term investments of $14.8 million, partially offset by purchases of property and equipment of $6.5 million. Net cash used in investing activities was approximately $38.9 million in the six months ended June 30, 2009 and was primarily attributable to purchases of short term investments of $107.4 million and purchases of property and equipment of $1.2 million, partially offset by the maturities and sales of short term investments of $70.9 million.
     Financing activities
     Our financing activities generated $5.8 million in the six months ended June 30, 2010, and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $5.4 million, and excess tax benefits from share-based compensation of $690,000, partially offset by principal payments on capital lease obligations of $349,000. In the six months ended June 30, 2009, our financing activities provided approximately $679,000 primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $1.1 million partially offset by principal payments on capital lease obligations of $385,000.
Off-Balance Sheet Arrangements
     As of June 30, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$660	$344	$316	$—
Non-cancelable operating lease commitments	10,486	4,636	5,162	688
Service commitments	1,705	1,345	360	—
Purchase commitments	12,591	12,591	—	—

Total	$25,442	$18,916	$5,838	$688

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
Contingencies
     As of June 30, 2010, our unrecognized tax benefits totaled approximately $1.5 million, which would reduce our income tax expense and effective tax rate, if recognized. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of June 30, 2010, we are unable to make any reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.
Recent Accounting Standards
     With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to us.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy we limit the amount of our credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value at the time of purchase, except U.S Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profits.
     To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $150,000 at June 30, 2010. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2010, approximately $4.0 million of our monthly operating expenses were denominated in NIS. As of June 30, 2010, we had forward contracts in place that hedged future operating expenses of approximately 54.2 million NIS, or approximately $14.0 million based upon the exchange rate as of June 30, 2010. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
     A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2010, sales to Hewlett-Packard, Dell and Polywell Computers, Inc. accounted for 17%, 16% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 83% of our revenues. For the year ended December 31, 2009, sales to Hewlett-Packard, IBM and Super Micro Computer Inc. accounted for 15%, 11% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 79% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of June 30, 2010, we had 22 issued patents and 34 patent applications pending in the United States, 5 issued patents in Taiwan, and 2 patent applications pending and 3 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities and corporate and sales support operations and, as of June 30, 2010, we had 315 full-time and 57 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived 58% and 63% of our revenues in the six months ended June 30, 2010 and 2009, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:
•	reduced protection of intellectual property rights in some countries;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	adverse economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	compliance with the United States’ Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	compliance with export control and regulations;

•	licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability;

•	variance and unexpected changes in local laws and regulations;

•	natural disasters and public health emergencies; and

•	trade and travel restrictions.
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.4%, 3.8% and 3.9% for the years ended December 31, 2007, 2008 and 2009, respectively, and to 0.7% and 2.1% for the six months ended June 30, 2010 and 2009, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.9%, 1.1% and 0.7% in the years ended December 31, 2007, 2008 and 2009, respectively. In the six months ended June 30, 2010, the decrease in the value of the NIS against the U.S. dollar amounted to 2.6%, and in the six months ended June 30, 2009, the decrease in the value of the NIS against the U.S. dollar amounted to 3.1%. If the U.S. dollar cost of our research and development operations in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
Risks Related to Our Ordinary Shares
The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 25% of our outstanding ordinary shares as of June 30, 2010. Moreover, based on information filed with SEC, two of our shareholders, Fidelity Management and Research and Fred Alger Management, combined beneficially owned approximately 18% of our outstanding ordinary shares as of June 30, 2010. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — REMOVED AND RESERVED
ITEM 5 — OTHER INFORMATION
     None
ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

10.1(4)	Amended and Restated Non-Employee Director Option Grant Policy.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on May 20, 2010.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2010	Mellanox Technologies, Ltd.
/s/ Michael Gray
Michael Gray
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (2)	Amended and Restated Investor Rights Agreement dated as of October 9, 2001, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

4.2 (3)	Amendment to the Amended and Restated Investor Rights Agreement dated as of February 2, 2007, by and among Mellanox Technologies, Ltd., purchasers of Series A Preferred Shares, Series B Preferred Shares and Series D Redeemable Preferred Shares who are signatories to such agreement and certain holders of Ordinary Shares who are signatories to such agreement, and for purposes of certain sections thereof, the holder of Series C Preferred Shares issued or issuable pursuant to the Series C Preferred Share Purchase Agreement dated November 5, 2000.

10.1 (4)	Amended and Restated Non-Employee Director Option Grant Policy.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(2)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on May 20, 2010.