Form 10-Q
period 2010-09-30
Mellanox Technologies, Ltd.
filed 2010-11-04
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 29, 2010, was 33,961,865.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$52,155	$43,640
Short-term investments	187,392	166,357
Restricted cash	3,258	3,160
Accounts receivable, net	22,513	20,418
Inventories	12,215	9,328
Deferred taxes	4,452	8,605
Prepaid expenses and other	3,448	3,825

Total current assets	285,433	255,333
Property and equipment, net	15,063	9,734
Severance assets	5,348	4,629
Intangible assets, net	321	428
Deferred taxes	812	812
Other long-term assets	4,240	4,450

Total assets	$311,217	$275,386

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,297	$8,775
Other accrued liabilities	14,615	14,804
Capital lease obligations, current	316	528

Total current liabilities	25,228	24,107
Accrued severance	6,822	5,778
Capital lease obligations	237	474
Other long-term obligations	2,813	2,144

Total liabilities	35,100	32,503
Commitments and contingencies (Note 5)
Shareholders’ equity:
Ordinary shares	139	135
Additional paid-in capital	259,646	240,807
Accumulated other comprehensive income	701	367
Retained earnings	15,631	1,574

Total shareholders’ equity	276,117	242,883

Total liabilities and shareholders’ equity	$311,217	$275,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Total revenues	$37,779	$32,671	$113,947	$80,515
Cost of revenues	(9,861)	(8,092)	(29,073)	(19,996)

Gross profit	27,918	24,579	84,874	60,519
Operating expenses:
Research and development	14,973	10,944	41,245	29,686
Sales and marketing	5,445	4,273	15,867	12,011
General and administrative	2,675	2,633	8,060	6,800

Total operating expenses	23,093	17,850	65,172	48,497
Income from operations	4,825	6,729	19,702	12,022
Other income, net	55	126	217	864

Income before taxes on income	4,880	6,855	19,919	12,886
Provision for taxes on income	(1,377)	(2,082)	(5,862)	(4,253)

Net income	$3,503	$4,773	$14,057	$8,633

Net income per share — basic	$0.10	$0.15	$0.42	$0.27

Net income per share — diluted	$0.10	$0.14	$0.40	$0.26

Shares used in computing income per share:
Basic	33,787	32,113	33,438	31,969
Diluted	35,279	33,611	35,231	33,166
The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$14,057	$8,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,073	3,117
Deferred income taxes	4,153	3,174
Share-based compensation expense	10,363	6,936
Gain on sale of investments	(485)	(631)
Excess tax benefit from share based compensation	(1,217)	—
Impairment of investments	250	—
Changes in assets and liabilities:
Accounts receivable, net	(2,095)	4,392
Inventories	(3,449)	141
Prepaid expenses and other assets	1,140	441
Accounts payable	1,522	1,284
Accrued liabilities and other payables	2,814	(2,044)

Net cash provided by operating activities	31,126	25,443

Cash flows from investing activities:
Purchase of severance-related insurance policies	(588)	(646)
Purchases of short-term investments	(182,615)	(180,160)
Proceeds from sales of short-term investments	122,726	100,997
Proceeds from maturities of short-term investments	39,265	9,580
Increase in restricted cash deposits	—	(884)
Purchase of property and equipment	(9,295)	(2,181)
Purchase of equity investment in a private company	(135)	—

Net cash used in investing activities	(30,642)	(73,294)

Cash flows from financing activities:
Principal payments on capital lease obligations	(449)	(447)
Proceeds from issuance of ordinary shares to employees	7,263	2,093
Excess tax benefit from share-based compensation	1,217	—

Net cash provided by financing activities	8,031	1,646

Net increase (decrease) in cash and cash equivalents	8,515	(46,205)
Cash and cash equivalents at beginning of period	43,640	110,153

Cash and cash equivalents at end of period	$52,155	$63,948

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
     Principles of presentation
     The condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 5, 2010. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2010 or thereafter.
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
     Concentration of credit risk
     The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Hewlett Packard	14%	15%	16%	16%
Dell	12%	*	11%	*
Supermicro Computer Inc.	12%	*	*	11%
IBM	*	14%	*	10%
Sun Microsystems	*	13%	*	10%
Fujitsu	*	11%	*	*

*	Less than 10%
     At September 30, 2010, Dell and Voltaire accounted for 13% and 11%, respectively, of the Company’s total accounts receivable. At December 31, 2009, IBM and Hewlett-Packard accounted for 21% and 13%, respectively, of the Company’s total accounts receivable.
     Product warranty
     Changes in the Company’s liability for product warranty during the nine months ended September 30, 2010 and 2009 are included in Other accrued liabilities and are as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Balance, beginning of the period	$902	$997
Warranties issued during the period	392	420
Reversal of warranty reserves	(217)	(296)
Settlements during the period	(268)	(236)

Balance, end of the period	$809	$885

     Net income per share
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net income	$3,503	$4,773	$14,057	$8,633

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	33,787	32,113	33,438	31,969
Effect of dilutive securities: stock awards	1,492	1,498	1,793	1,197

Shares used to compute diluted net income per share	35,279	33,611	35,231	33,166

Net income per share attributable to ordinary shareholders — basic	$0.10	$0.15	$0.42	$0.27

Net income per share attributable to ordinary shareholders — diluted	$0.10	$0.14	$0.40	$0.26

          The Company excluded outstanding options of 621,346 and 442,132, for the three months and nine months ended September 30, 2010, respectively, from the computation of diluted net income per common share, because including them would have had an anti-dilutive effect. The Company excluded outstanding options of 2.5 million and 3.9 million for the three and nine months ended September 30, 2009, respectively, from the computation of diluted net income per common share, because including them would have had an anti-dilutive effect. There were no anti-dilutive restricted stock units for the three and nine months ended September 30, 2010 and 2009, respectively.
     Recent accounting pronouncements
          With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to the Company.
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
NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30,	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents:
Cash	$35,356	$14,359
Money market funds	16,799	29,281

	$52,155	$43,640

Accounts receivable, net:
Accounts receivable	$22,899	$20,708
Less: Allowance for doubtful accounts	(386)	(290)

	$22,513	$20,418

Inventories:
Raw materials	$1,005	$941
Work-in-process	2,019	1,497
Finished goods	9,191	6,890

	$12,215	$9,328

Prepaid expense and other:
Prepaid expenses	$1,590	$1,648
Income tax and VAT receivable	621	949
Other receivable	581	949
Forward contracts	591	183

	September 30,	December 31,
	2010	2009
	(In thousands)
Other	65	96

	$3,448	$3,825

Property and equipment, net:
Computer equipment and software	$36,210	$28,175
Furniture and fixtures	1,902	1,809
Leasehold improvements	3,292	2,184

	41,404	32,168
Less: Accumulated depreciation and amortization	(26,341)	(22,434)

	$15,063	$9,734

Other long-term assets:
Equity investments in private companies	$3,885	$4,000
Prepaid expenses	241	387
Long term deposits	114	63

	$4,240	$4,450

Other accrued liabilities:
Payroll and related expenses	$8,092	$8,170
Professional services	3,148	3,169
Warranty	809	902
Income tax payable	27	683
Sales commissions	394	548
Deferred revenue	1,073	486
Other	1,072	846

	$14,615	$14,804

Other long-term obligations:
Income tax payable	$1,761	$1,510
Deferred revenue	549	—
Other	503	634

	$2,813	$2,144

NOTE 3 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:
     Fair value hierarchy
     The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.
     The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2010. There were no financial liabilities as of September 30, 2010.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$16,799	$—	$—	$16,799
Certificates of deposit	—	41,608	—	41,608
U.S. Government bonds	—	7,033	—	7,033
Agency fixed rate securities	—	30,234	—	30,234
Agency discount notes	—	67,433	—	67,433
U.S. Treasury securities	—	41,084	—	41,084
Forward contracts	—	591	—	591

Total financial assets	$16,799	$187,983	$—	$204,782

     The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2009. There were no financial liabilities as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$29,281	$—	$—	$29,281
U.S. Government bonds	—	5,746	—	5,746
Agency fixed rate securities	—	34,310	—	34,310
Agency discount notes	—	61,781	—	61,781
U.S. Treasury securities	—	64,520	—	64,520
Forward contracts	—	183	—	183

Total financial assets	$29,281	$166,540	$—	$195,821

     There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2010.
  Short-term investments
     At September 30, 2010 and December 31, 2009, the Company held short-term investments classified as available-for-sale securities as follows:

	September 30, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$16,799	$—	$16,799
Certificates of deposits	41,608	—	41,608
U.S. Treasury and agency securities	145,674	110	145,784

Total investments in marketable securities	204,081	110	204,191
Less amounts classified as cash equivalents	(16,799)	—	(16,799)

	$187,282	$110	$187,392

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Gains	Fair Value
	(In thousands)
Money market funds	$29,281	$—	$29,281
U.S. Treasury and agency securities	166,173	184	166,357

Total investments in marketable securities	195,454	184	195,638
Less amounts classified as cash equivalents	(29,281)	—	(29,281)

	$166,173	$184	$166,357

     The contractual maturities of available-for-sale securities at September 30, 2010 are presented in the following table:

	September 30, 2010
	Amortized	Estimated
	Cost	Fair Value
	(In thousands)
Due in one year or less	$175,280	$175,382
Due between one and two years	12,002	12,010

Total investments in available-for-sale securities	$187,282	$187,392

     The contractual maturities of available-for-sale securities at December 31, 2009 were due in one year or less.
  Investments in privately-held companies:
     As of September 30, 2010, the Company’s investment portfolio included investments of $3.9 million in privately-held companies. The Company accounts for $3.5 million of these investments under the cost method. To determine if impairment exists, the Company monitors each portfolio company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
     During the second quarter of 2010, the Company identified certain events and changes in circumstances indicating that the fair value of the investments in one of the portfolio companies had been negatively impacted and determined that the impairment of this investment was other than temporary. In determining whether a decline in value of its investment has occurred and is other than temporary, an assessment was made by considering available evidence, including the general market conditions in the portfolio company’s industry, its financial condition, near-term prospects and latest round of financing. The valuation also takes into account the portfolio company’s capital structure, liquidation preferences for its capital and other economic variables as well as other inputs that require management judgment. As a result of the assessment, the Company recorded a $250,000 impairment loss on this investment to reduce the carrying value to its estimated market value. The impairment loss is included in other income, net, on the Consolidated Statements of Operations for the nine months ended September 30, 2010. The carrying value of the Company’s investment was $0.4 million and is classified within other long term assets on the Company’s Consolidated Balance Sheets as of September 30, 2010.
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
     The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”) and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the nine months ended September 30, 2010 and 2009. As of September 30, 2010, the Company had forward contracts in place that hedged future operating expenses of approximately 67.6 million NIS, or approximately $18.4 million based upon the exchange rate as of September 30, 2010. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.
     The Company does not use derivative financial instruments for purposes other than cash flow hedges.
  Fair value of derivative contracts
     Fair value of derivative contracts as of September 30, 2010 and December 31, 2009 were as follows:

	Derivative Assets Reported in		Derivative Liabilities Reported in
	Other Current Assets		Other Current Liabilities
	September 30,	December 31,	September 30,	December 31,
	2010	2009	2010	2009
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$591	$183	$—	$—

Total derivatives	$591	$183	$—	$—

  Effect of designated derivative contracts on accumulated other comprehensive income
     The following table represents the balance of designated derivative contracts as cash flow hedges as of September 30, 2010 and December 31, 2009, and their impact on OCI for the nine months ended September 30, 2010 (in thousands):

December 31, 2009	$183
Amount of gain recognized in OCI (effective portion)	658
Amount of gain reclassified from OCI to income (effective portion)	(250)

September 30, 2010	$591

     Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.
  Effect of derivative contracts on the condensed consolidated statement of operations
     The impact of derivative contracts on total operating expenses in the nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$33	$122	$250	$(717)

NOTE 5 — COMMITMENTS AND CONTINGENCIES:
  Leases
     As of September 30, 2010, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

	Capital	Operating
Year Ended December 31,	Leases	Leases
	(In thousands)
Remainder of 2010	$86	$1,284
2011	316	4,978
2012	158	2,415
2013	—	915
2014 and beyond	—	312

Total minimum lease payments and sublease income	$560	$9,904

Less: Amount representing interest	(7)

Present value of capital lease obligations	553
Less: Current portion	(316)

Long-term portion of capital lease obligations	$237

     Service commitments
     At September 30, 2010, the Company had non-cancelable service commitments of $2.1 million, $1.0 million of which is expected to be paid within 2010 and $1.1 million in 2011 and beyond.
     Purchase commitments
     At September 30, 2010, the Company had non-cancelable purchase commitments of $8.9 million expected to be paid within one year. As of September 30, 2010, the Company had no non-cancelable purchase commitments with suppliers beyond one year.
NOTE 6 — SHAREHOLDERS’ EQUITY:
Comprehensive income

     The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Net income	$3,503	$4,773	$14,057	$8,633
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net	6	(30)	(74)	(102)
Change in unrealized gains on derivative contracts, net	1,084	366	408	711

Total comprehensive income	$4,593	$5,109	$14,391	$9,242

NOTE 7 — SHARE INCENTIVE PLANS:
  Stock option and restricted stock units activity
     The following tables summarize the activities under all equity incentive plans during the nine months ended September 30, 2010:

	Options Outstanding
		Weighted
	Number	Average	Weighted
	of	Exercise	Average
	Shares	Price	Fair Value
Outstanding at December 31, 2009	6,403,679	$8.38	$7.73
Options granted	494,000	$21.21	$12.24
Options exercised	(998,363)	$4.68	$2.13
Options canceled	(216,787)	$11.99	$6.03

Outstanding at September 30, 2010	5,682,529	$10.06	$6.65

     The weighted average fair value of options granted was $11.74 and $8.22 for the three months ended September 30, 2010 and 2009, respectively, and $12.24 and $7.65 for the nine months ended September 30, 2010 and 2009, respectively.
     The total pretax intrinsic value of options exercised in the nine months ended September 30, 2010 and 2009 was $17.2 million and $2.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $19.64 on September 30, 2010, the total pretax intrinsic value of all outstanding options was $55.3 million. As of September 30, 2010, options to buy 3,039,069 shares were exercisable, out of which options to buy 3,034,415 shares were fully vested and options to buy 4,654 shares were unvested but exercisable. The total pretax intrinsic value of exercisable options at September 30, 2010 was $34.8 million.
     Effective January 2010, the Company began granting restricted stock units under the Global Share Incentive Plan. Restricted stock units represent a right to receive ordinary shares of the Company at a future vesting date with no cash payment from the holder. In general, restricted stock units vest over four years from the grant date.
     Restricted stock units activity in the nine months ended September 30, 2010 is set forth below:

	Restricted Stock Units Outstanding
		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Non vested restricted stock units at December 31, 2009	—	$—
Restricted stock units granted	437,008	19.93
Restricted stock units vested	(6,668)	22.54
Restricted stock units canceled	(9,547)	19.89

Non vested restricted stock units at September 30, 2010	420,793	$19.89

     There were no restricted stock units granted in the three months ended September 30, 2010. The weighted average fair value of restricted stock units granted in the nine months ended September 30, 2010 was $19.93.
     The total intrinsic value of all outstanding restricted stock units was $8.3 million as of September 30, 2010.
     The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2010:

Number
of
Shares
Stock options outstanding	5,682,529
Restricted stock units	420,793
Stock authorized for future issuance	1,116,236
ESPP shares available for future issuance	114,302

Total shares reserved for future issuance as of September 30, 2010	7,333,860

     Share-based compensation
     The following weighted average assumptions are used to value stock options and ESPP granted in connection with the Company’s equity incentive plans for the nine months ended September 30, 2010 and 2009:

	Employee Share		Employee Share
	Options		Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield, %	—	—	—	—
Expected volatility, %	60.0	63.3	54.7	57.7
Risk free interest rate, %	2.15	2.53	0.10	0.10
Expected life, years	6.25	6.19	0.53	0.53
Estimated forfeiture rate, %	8.66	8.46	—	—
     The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$96	$64	$284	$199
Research and development	2,091	1,378	5,925	4,200
Sales and marketing	642	528	1,895	1,405
General and administrative	724	413	2,259	1,131

Total share-based compensation expense	$3,553	$2,383	$10,363	$6,935

     At September 30, 2010, there was $28.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.34 years.
NOTE 8 — INCOME TAXES:
     As of September 30, 2010 and December 31, 2009, the Company had unrecognized tax benefits of $1,672,000 and $1,442,000, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2010, the amount of accrued interest and penalties totaled $100,000. As of September 30, 2010, calendar years 2004 through 2009 were open and subject to potential examination in one or more jurisdictions. The Company’s U.S. subsidiary is currently under examination by the Internal Revenue Service for fiscal year 2008 related to income tax and for fiscal years 2008 and 2009 related to employment tax.

     The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 28.2% and 29.4% for the three and nine months ended September 30, 2010, respectively and 30.4% and 33.0% for the three and nine months ended September 30, 2009, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.
ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of our financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and September 30, 2009 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.
Overview
       General
     We are a leading fabless semiconductor company that produces and supplies high-performance connectivity products which facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. We design, develop and market adapter, gateway and switch ICs, all of which are silicon devices that provide high performance connectivity. We also offer a complete line of adapter cards that incorporate our adapter ICs, and switch and gateway system product lines that incorporate our switch and gateway ICs. Our end-to-end products, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry-standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification and provide unique product differentiation and connectivity flexibility.
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
     We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers. In addition to reselling our adapter cards, one of our major OEM customers has begun to embed our ConnectX VPI Ethernet and InfiniBand silicon devices directly on the motherboard of multiple server and server blade products. This will increase the proliferation of our IB and Ethernet solutions in the market. Over time, we expect that other major OEMs will similarly embed our high-speed interconnect products due to the market demand for higher I/O throughput and performance.

     We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.
     Revenues. We derive revenues from sales of our ICs, cards, switch systems and accessories primarily to leading server, storage and communication infrastructure OEM customers. The sales of our products are made worldwide through multiple channels, including direct sales force, our network of domestic and international sales representatives and independent distributors. Revenues were approximately $113.9 million for the nine months ended September 30, 2010, compared to approximately $80.5 million for the nine months ended September 30, 2009, representing an increase of approximately 41.5%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 27% and 47% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.
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
     In connection with the commencement of the Approved Enterprise Tax Holiday in 2011, all deferred tax assets associated with our Yokneam and Tel-Aviv operations will be remeasured at a 0% rate. We expect that approximately $3.7M will need to be recognized as tax expense during the fourth quarter of 2010 due to this remeasurement.
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
Results of Operations
     The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	100%	100%	100%	100%
Cost of revenues	(26)	(25)	(26)	(25)

Gross profit	74	75	74	75

Operating expenses:
Research and development	40	33	36	37
Sales and marketing	14	13	14	15
General and administrative	7	8	7	8

Total operating expenses	61	54	57	60

Income from operations	13	21	17	15
Other income, net	0	0	0	1
Provision for taxes on income	(4)	(6)	(5)	(5)

Net income	9%	15%	12%	11%

Comparison of the Three Months Ended September 30, 2010 to the Three Months Ended September 30, 2009
     The following table represents our total revenues for the three months ended September 30, 2010 and 2009 by product type.

	Three Months Ended September 30,
		%of		%of
	2010	Revenues	2009	Revenues
	(In thousands)		(In thousands)
ICs & boards	$29,337	78	$29,151	89
Switch systems	5,438	14	1,716	5
Cables, accessories and other	3,004	8	1,804	6

Total revenue	$37,779	100	$32,671	100

     Revenues. Revenues were $37.8 million for the three months ended September 30, 2010 compared to $32.7 million for the three months ended September 30, 2009, representing an increase of approximately 16%. The increase was primarily attributable to higher switch system revenues. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the three months ended September 30, 2010 are not necessarily indicative of future results.
     Gross Profit and Margin. Gross profit was $27.9 million for the three months ended September 30, 2010 compared to $24.6 million for the three months ended September 30, 2009, representing an increase of approximately 14%. As a percentage of revenues, gross margin decreased to 73.9% in the three months ended September 30, 2010 from 75.2% in the three months ended September 30, 2009. The decrease in gross margins, as a percentage of revenues, was primarily due to the increase in sales of our switch systems, cables and accessories, which typically yield lower gross margins. Gross margin for the three months ended September 30, 2010 is not necessarily indicative of future results.
     Research and Development. Research and development expenses were $15.0 million in the three months ended September 30, 2010 compared to $10.9 million in the three months ended September 30, 2009, representing an increase of approximately 37%. The increase consisted of $2.5 million in employee related expenses primarily due to headcount additions and merit increases, $861,000 in facilities and maintenance associated with additional office space in Israel, $712,000 in share-based compensation expenses related to new share-based awards, $287,000 in depreciation expenses, $240,000 in outsourcing expenses due to additional support required for an upcoming tape out and software support, and $208,000 in software and equipment related expenses, partially offset by a decrease of $772,000 in new product expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote additional resources to develop new products, meet the changing requirements of our customers, and expand into new markets and technologies.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
     Sales and Marketing. Sales and marketing expenses were $5.4 million for the three months ended September 30, 2010 compared to $4.3 million for the three months ended September 30, 2009, representing an increase of approximately 27%. The increase consisted of $663,000 in employee related expenses primarily due to headcount additions and merit increases, $168,000 in sales and marketing activities, $162,000 in expenses related to design work, educational research and freight, and $114,000 in share-based compensation expenses primarily related to new share-based awards. The increases were partially offset by a decrease of $179,000 in external sales representative compensation associated with changes in our external sales representative compensation plan.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
     General and Administrative. General and administrative expenses were $2.7 million for the three months ended September 30, 2010 compared to $2.6 million for the three months ended September 30, 2009, representing an increase of approximately 2%. The increase consisted of $311,000 in share-based compensation expense primarily due to new share-based awards, $293,000 in employee related expenses associated with to headcount additions and merit increases, and $109,000 in HR related expenses related to training and special events, partially offset by decreases in professional services of $743,000.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

     Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was approximately $55,000 for the three months ended September 30, 2010 compared to approximately $126,000 for the three months ended September 30, 2009. The decrease consisted of $98,000 of foreign currency exchange losses partially offset by an increase of $15,000 in interest income associated with higher average interest rates paid on investments.
     Provision for Taxes on Income. Provision for taxes on income was $1.4 million for the three months ended September 30, 2010 compared to $2.1 million for the three months ended September 30, 2009. The effective tax rate was 28.2% and 30.4% for the three months ended September 30, 2010 and 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.
Comparison of the Nine Months Ended September 30, 2010 to the Nine Months Ended September 30, 2009
     The following table represents our total revenues for the nine months ended September 30, 2010 and 2009 by product type.

	Nine Months Ended September 30,
		%of		%of
	2010	Revenues	2009	Revenues
	(In thousands)		(In thousands)
ICs & boards	$92,999	82	$69,475	86
Switch systems	13,125	11	7,331	9
Cables, accessories and other	7,823	7	3,709	5

Total revenue	$113,947	100	$80,515	100

     Revenues. Revenues were $113.9 million for the nine months ended September 30, 2010 compared to $80.5 million for the nine months ended September 30, 2009, representing an increase of approximately 42%. Our revenues were impacted by unfavorable economic conditions during the nine months ended September 30, 2009. The increase in revenues during the nine months ended September 30, 2010 was attributed to expanded adoption of our products in different market segments. Revenues for the nine months ended September 30, 2010 are not necessarily indicative of future results.
     Gross Profit and Margin. Gross profit was approximately $84.9 million for the nine months ended September 30, 2010 and $60.5 million for the nine months ended September 30, 2009 representing an increase of approximately 40%. As a percentage of revenues, gross margin decreased to 74.5% in the nine months ended September 30, 2010 from 75.2% in the nine months ended September 30, 2009. The decline in gross margins as a percentage of revenues was primarily due to changes in our product mix. As a percentage of revenues, we experienced increases in our switch system, cable and accessories revenues, for which we typically earn lower gross margins. Gross margin for the nine months ended September 30, 2010 is not necessarily indicative of future results.
     Research and Development. Research and development expenses were $41.2 million in the nine months ended September 30, 2010 compared to approximately $29.7 million in the nine months ended September 30, 2009, representing an increase of approximately 39%. The increase consisted of $7.7 million in employee related expenses primarily due to headcount additions and merit increases, an increase in share-based compensation expenses of $1.7 million associated with new share-based awards, an increase in facilities and maintenance of $1.5 million related to additional office space in Israel, an increase in software and equipment related expenses of $998,000, and an increase of $488,000 in outsourcing expenses, partially offset by a decrease in new product expenses of $1.4 million primarily due to product design costs associated with a tape out during the nine months ended September 30, 2009.
     For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
     Sales and Marketing. Sales and marketing expenses were $15.9 million for the nine months ended September 30, 2010 compared to approximately $12.0 million for the nine months ended September 30, 2009, representing an increase of approximately 32%. The increase consisted of $2.5 million in employee related expenses primarily due to headcount additions and merit increases, an increase in share-based compensation of $490,000 associated with to new share-based awards, an increase in sales and marketing activities of $255,000, an increase in equipment expenses of $207,000 related to evaluation equipment, and an increase in travel related expenses of $184,000, partially offset by a decrease of $381,000 in commission expenses due to changes in our external sales representative compensation plan.
     For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
     General and Administrative. General and administrative expenses were approximately $8.1 million for the nine months ended September 30, 2010 compared to approximately $6.8 million for the nine months ended September 30, 2009, representing an increase of approximately 19%. The increase was due to higher share-based compensation expenses of $1.1 million related to share-based awards, an increase in employee related expenses of $703,000 associated with headcount additions and merit increases, and an increase in HR related expenses of $303,000 related to training and special events, partially offset by a decrease in professional services of $971,000 associated with legal and accounting fees.
     For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.
     Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands)
Cost of goods sold	$96	$63	$284	$199
Research and development	2,091	1,378	5,925	4,200
Sales and marketing	642	528	1,895	1,405
General and administrative	724	413	2,259	1,131

Total share-based compensation expense	$3,553	$2,382	$10,363	$6,935

     At September 30, 2010, there was $28.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.34 years.
     Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses. Other income, net was approximately $217,000 for the nine months ended September 30, 2010 compared to approximately $864,000 for the nine months ended September 30, 2009, representing a decrease of approximately 75%. The decrease consisted primarily of lower interest income of $256,000, an impairment of an investment in a privately held company of $250,000 and foreign exchange losses of $193,000.
     Provision for Taxes on Income. Provision for taxes on income was approximately $5.9 million for the nine months ended September 30, 2010 compared to approximately $4.3 million for the nine months ended September 30, 2009. Our effective tax rates were 29.4% and 33.0% for the nine months ended September 30, 2010 and 2009, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.
Liquidity and Capital Resources
     Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2010, our principal source of liquidity consisted of cash and cash equivalents of $52.2 million and short-term investments of $187.4 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, and expected increases in research and development expenses, including tape out costs, higher sales and marketing expenses, general and administrative expenses and capital expenditures to support our infrastructure and growth.
     Operating activities

     Net cash provided by our operating activities amounted to $31.1 million and $25.4 million in the nine months ended September 30, 2010 and 2009, respectively. Net cash provided by operating activities in the nine months ended September 30, 2010 was primarily attributable to net income of $14.1 million and net non-cash items of $17.1 million, partially offset by changes in assets and liabilities of $68,000. Changes in assets and liabilities resulted from an increase in accrued liabilities and other payables of $2.8 million, an increase in accounts payable of $1.5 million, and a decrease in prepaid expenses of $1.1 million, partially offset by an increase in inventory of $3.4 million due to higher safety stock levels and an increase in accounts receivable of approximately $2.1 million due to the timing of sales during the period.
     Net cash provided by operating activities of approximately $25.4 million in the nine months ended September 30, 2009 was primarily attributable to net income of approximately $8.6 million and non-cash items of $12.6 million, partially offset by changes in assets and liabilities of $4.2 million. Changes in assets and liabilities resulted from a decrease in accounts receivable of approximately $4.4 million associated with improved collections and an increase in accounts payable of approximately $1.3 million, partially offset by a decrease of approximately $2.0 million in accrued liabilities and other payables due to a reduction in payroll related liabilities.
     Investing activities
     Net cash used in investing activities was approximately $30.6 million in the nine months ended September 30, 2010 and was primarily attributable to net purchases of short term investments of $20.6 million and purchases of property and equipment of $9.3 million. Net cash used in investing activities was approximately $73.3 million in the nine months ended September 30, 2009 and was primarily attributable to the net purchases of short term investments of $69.6 million, purchases of property and equipment of $2.1 million and an increase in restricted cash of $884,000.
     Financing activities
     Our financing activities generated $8.0 million in the nine months ended September 30, 2010 and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $7.3 million and excess tax benefits from share-based compensation of $1.2 million, partially offset by principal payments on capital lease obligations of $449,000. In the nine months ended September 30, 2009, our financing activities provided approximately $1.6 million primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $2.1 million, partially offset by principal payments on capital lease obligations of $447,000.
Off-Balance Sheet Arrangements
     As of September 30, 2010, we did not have any off-balance sheet arrangements.
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2010, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
		Less Than		Beyond
	Total	1 Year	1-3 Years	3 Years
	(In thousands)
Commitments under capital lease	$560	$323	$237	$—
Non-cancelable operating lease commitments	9,904	4,767	4,637	500
Service commitments	2,071	1,300	746	25
Purchase commitments	8,897	8,897	—	—

Total	$21,432	$15,287	$5,620	$525

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

Contingencies
     As of September 30, 2010, our unrecognized tax benefits totaled approximately $1.7 million, which would reduce our income tax expense and effective tax rate, if recognized. Due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits as of September 30, 2010, we are unable to make any reasonably reliable estimates of the periods of cash settlements with the relevant taxing authorities.
Recent Accounting Standards
     With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, that are of material significance, or have potential material significance, to us.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Fluctuation Risk
     We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase, except U.S Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
     We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses and our Israeli facility expenses are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profits.
     To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $110,000 at September 30, 2010. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2010, approximately $3.6 million of our monthly operating expenses were denominated in NIS. As of September 30, 2010, we had forward contracts in place that hedged future operating expenses of approximately 67.6 million NIS, or approximately $18.4 million based upon the exchange rate as of September 30, 2010. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
ITEM 1A — RISK FACTORS
     Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.
     There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except for the following:

Risks Related to Our Business
We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.
     A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2010, sales to Hewlett-Packard, Dell and Super Micro Computer Inc. accounted for 14%, 12% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 71% of our revenues. For the year ended December 31, 2009, sales to Hewlett-Packard, IBM and Super Micro Computer Inc. accounted for 15%, 11% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 79% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.
     Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of September 30, 2010, we had 22 issued patents and 33 patent applications pending in the United States, 5 issued patents in Taiwan, and 2 patent applications pending and 3 patents issued in Israel, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.
Indemnity obligations pursuant to various agreements expose us to potentially substantial liability for intellectual property infringement, damages related to our products and technologies and other claims.
     In the normal course of business, we enter into agreements and terms and conditions that require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates intellectual property rights, as well as against certain claims relating to property damage, personal injury or acts or omissions relating to supplied products or technologies, or acts or omissions made by us or our employees, agents or representatives. In addition, we are obligated pursuant to indemnification undertakings with our officers and directors to indemnify them to the fullest extent permitted by law for claims and expenses related to acts or omissions made by our directors and officers in their capacities as such. If we receive demands for indemnification under these agreements and terms and conditions, they will likely be very expensive to settle or defend, and we may incur substantial legal fees in connection with any indemnity demands. Our indemnification obligations under these agreements and terms and conditions may be unlimited in duration and amount, and could have an adverse effect on our business, financial condition and results of operations.
     See the risk factor in our Annual Report on Form 10-K for the year ended December 31, 2009 entitled “Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel” for a further discussion of this risk factor.
Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
     We have engineering facilities and corporate and sales support operations and, as of September 30, 2010, we had 345 full-time and 58 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. During the winter of 2008 and the summer of 2006, Israel was engaged in armed conflicts with Hamas and Hezbollah. These conflicts involved missile strikes against civilian targets in southern and northern Israel, and negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
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
     We derived 56% and 63% of our revenues in the nine months ended September 30, 2010 and 2009, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:
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
     Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.4%, 3.8% and 3.9% for the years ended December 31, 2007, 2008 and 2009, respectively, and to 1.9% and 3.4% for the nine months ended September 30, 2010 and 2009, respectively. The increase in value of the NIS against the U.S. dollar amounted to 8.9%, 1.1% and 0.7% in the years ended December 31, 2007, 2008 and 2009, respectively. In the nine months ended September 30, 2010 and September 30, 2009, the increase in the value of the NIS against the U.S. dollar amounted to 2.9% and 1.2%, respectively. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
Risks Related to Our Ordinary Shares
The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.
     Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 37% of our outstanding ordinary shares as of September 30, 2010. Moreover, based on information filed with SEC or reported to us, four of our shareholders, Fidelity Management and Research, Delek Group, Migdal Insurance and Financial Holdings and Psagot Investment House, combined beneficially owned approximately 29% of our outstanding ordinary shares as of September 30, 2010. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4 — REMOVED AND RESERVED
ITEM 5 — OTHER INFORMATION
     None.
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

Date: November 4, 2010	Mellanox Technologies, Ltd.
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