Form 10-K
period 2010-12-31
Mellanox Technologies, Ltd.
filed 2011-03-07
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2010
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Ordinary shares, nominal value NIS 0.0175 per share	The NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐     No ☒

          The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $550.9 million (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 28, 2011, was 34,693,219.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2011 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2010.

MELLANOX TECHNOLOGIES, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

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

  •
  future costs and expenses; and

  •
  other risk factors included under "Risk Factors" in this report.

        In addition, in this report, the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "predict," "potential" and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

ITEM 1—BUSINESS

Overview

        Mellanox Technologies, Ltd. ("Mellanox" or the "Company") is a leading fabless semiconductor company that produces and supplies high-performance connectivity products which facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. We design, develop and market adapter, gateway and switch ICs (integrated circuits), all of which are silicon devices that provide high performance connectivity. We also offer a complete line of adapter cards that incorporate our adapter ICs, switch and gateway system product lines. Our end-to-end products, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in enterprise data centers or EDCs, high-performance computing or

HPC and embedded systems. We are one of the pioneers of InfiniBand; an industry-standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry standard Ethernet interconnect specification and provide unique product differentiation and connectivity flexibility.

        Our adapter products provide bandwidth up to 10Gb/s (Single Data Rate or SDR) Ethernet or InfiniBand, 20Gb/s (Double Data Rate or DDR) InfiniBand and 40Gb/s (Quad Data Rate or QDR) Ethernet or InfiniBand, and our switch ICs provide bandwidth up to 120Gb/s per interface. Our switch systems based on our switch ICs range in port size and density from top-of-rack 36-port switches through director-class 648-port switches.

        We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to an Ethernet fabric or an InfiniBand fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers. In addition to reselling our adapter cards, one of our major OEM customers has begun to embed our ConnectX VPI Ethernet and InfiniBand silicon devices directly on motherboards of a number of server and server blade products. This will increase the proliferation of our IB and Ethernet solutions in the market. Over time, we expect other major OEMs will similarly embed our high-speed interconnect products due to the market demand for higher I/O throughput and performance.

        We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

        As the leading merchant supplier of InfiniBand ICs, we play a significant role in enabling the providers of computing, storage and communications applications to deliver high-performance interconnect solutions. We have developed strong relationships with our customers, many of which are leaders in their respective markets. Our products are included in servers from the five largest server vendors, Hewlett-Packard, IBM, Dell, Oracle and Fujitsu-Siemens, which collectively shipped the majority of servers in 2010, according to the industry research firm IDC. We also supply leading storage and communications infrastructure equipment vendors such as LSI/Engenio Corporation, Oracle, NetApp, Isilon/EMC, Data Direct Networks and Xyratex. Additionally, our products are used as embedded solutions by GE Fanuc, Toshiba Medical, SeaChange International and others.

        In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

  •
  processor vendors such as Intel, AMD, IBM and Oracle;

  •
  operating system vendors such as Microsoft, Novell and Red Hat; and

  •
  software applications vendors such as Oracle, IBM and VMware.

        We are a Steering Committee member of the InfiniBand Trade Association, or IBTA, and the OpenFabrics Alliance, or OFA, both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are also a participating member of the Institute of Electrical and Electronic Engineers, or IEEE, an organization which facilitates the advancement of the Ethernet standard, Ethernet Alliance and other industry organizations advancing various networking and storage related standards.

        Our business headquarters are in Sunnyvale, California, and our engineering headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2008, 2009 and 2010 were approximately $244.8 million, $275.4 million, and $315.8 million respectively. During the years ended December 31, 2008, 2009 and 2010, we generated approximately $107.7 million, $116.0 million, and $154.6 million in revenues, respectively, and approximately $22.4 million, $12.9 million, and $13.5 million in net income, respectively.

        We measure our business based on one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products. Additional information required by this item is incorporated herein by reference to Note 10, "Segment Information," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report

Industry Background

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

  •
  Cloud computing.  Cloud computing is a convergence of two interdependent IT trends—IT efficiency (converting IT costs from capital expenses to operating expenses) and business agility. The recent emergence of massive network bandwidth and virtualization technologies has enabled this transformation to a new services-oriented infrastructure. Cloud computing enables IT organizations to increase their hardware utilization and to scale up to massive capacities in an instant without having to invest in new infrastructure or license new software. With increased I/O bandwidth and lower latency, cloud providers can perform system provisioning, workload migrations and support multiple users' requests faster and in the most efficient way.

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

  •
  Virtual product design.  A significant reduction in cost and turn-around time of product design can be accomplished by carrying out the design activities using simulation and optimization tools and reducing the number of prototypes and physical testing. To accomplish this, a detailed representation of the product's physical properties, high capability simulations software tools and an intensive compute environment are required. Such environments mandate high-speed networking to become effective and carry the compute intensive simulations.

  •
  Green computing.  With the growth in IT capacity, data centers have become major consumers of electrical energy. Furthermore, data center networks have increased in size and managing a growing multi-infrastructure has become a daunting task. Enterprise data centers currently use three different networks—Storage Area Networks using Fibre Channel transport for storage access, Local Area Networks using Ethernet transport for standard network access and System Area Networks using InfiniBand transport for inter-process communication and high-performance clustering. In order to reduce energy, real estate, management and infrastructure costs of modern data centers, a new field of data center architecture was defined—the green data center. The new architecture leverages from I/O virtualization and consolidation to enable green, simple-managed, highly-utilized modern data centers. The ability to consolidate data center I/O mandates the use of high-throughput networks to deliver the needed bandwidth equal or greater than the sum of the separate networks.

Challenges Faced by High-Performance Interconnect

        The trends described above indicate that high-performance interconnect solutions will play an increasingly important role in IT infrastructures and will drive strong growth in unit demand. Performance requirements for interconnect solutions, however, continue to evolve and lead to high demand for solutions that are capable of resolving the following challenges to facilitate broad adoption:

  •
  Performance limitations.  In clustered computing, cloud computing and storage environments, high bandwidth and low latency are key requirements to capture the full performance capabilities of a cluster. With the usage of multiple multi-core processors in server, storage and embedded systems, I/O bandwidth has not been able to keep pace with processor advances, creating performance bottlenecks. Fast data access has become a critical requirement to accommodate microprocessors' increased compute power. In addition, interconnect latency has become a limiting factor in a cluster's overall performance.

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

  •
  Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. An increase to 10Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest scalability. There are also ongoing efforts to standardize additional features within the Ethernet specification to improve its reliability and scalability in EDCs. These enhancements are in the definition and standardization process as part of the IEEE 802.1 Working Group and are generally referred to as Data Center Bridging.

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

        The InfiniBand standard was developed under the auspices of the IBTA, which was founded in 1999 and is composed of leading IT vendors and hardware and software solution providers including Mellanox, Fujitsu, Hitachi, IBM, Intel, LSI Corporation, NEC, QLogic Corporation and Oracle. The IBTA tests and certifies vendor products and solutions for interoperability and compliance. Our products meet the specifications of the InfiniBand standard and have been tested and certified by the IBTA.

Advantages of InfiniBand

        We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

  •
  Superior performance.  In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the central processing unit, or CPU, of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters provide bandwidth up to 40Gb/s, and our current switch ICs support bandwidth up to 120Gb/s, which is significantly higher than the 10Gb/s or less supported by competing technologies. The InfiniBand specification supports the design of interconnect products with up to 120Gb/s bandwidth, which is the highest performance industry-standard interconnect specification. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard. We have announced our plans to support the IBTA's FDR (Fourteen Data Rate) 56Gb/s InfiniBand specification, with adapter, switch, cables and software products expected to be released into the market in 2011.

        The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 10Gb/s	2Gb/s - 8Gb/s	1Gb/s - 40Gb/s	10Gb/s - 40Gb/s server-to-server 10Gb/s - 120Gb/s switch-to-switch

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

Our InfiniBand Solution

        We provide comprehensive solutions based on InfiniBand, including HCA, switch and gateway ICs, adapter cards, switch and gateway systems, cables and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

        Data provided in the most recent list of the World's Fastest Supercomputers published by TOP500.org in November 2010 illustrates the benefits of our solutions. TOP500.org is an independent organization that was founded in 1993 to provide a reliable basis for reporting trends in high-performance computing by publishing a list of the most powerful computers twice a year. The number of listed InfiniBand-based supercomputers has grown from 182 as of November 2009 to 215 as of November 2010, which represents an 18% increase. InfiniBand-based clusters represented four of the top 10 and 61% of the top 100. The November 2010 TOP500 list also illustrates that InfiniBand interconnects have continued to replace proprietary interconnects in supercomputers. Proprietary cluster interconnects have declined significantly since the November 2007 list, and represent less than 2% of the latest list. We believe that the majority of these InfiniBand-based supercomputers incorporate our HCA products and switch silicon products. Additionally, we believe the current cluster implementations that incorporate both our HCA and switch silicon products in the November 2010 TOP500 list of the World's Fastest Supercomputers compare favorably to clusters based on other interconnect technologies.

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

VPI: Providing Connectivity to InfiniBand and Ethernet

        In addition to supporting InfiniBand, our latest generation adapter products also support the industry standard Ethernet interconnect specification at 1Gb/s, 10Gb/s and 40Gb/s. In developing this dual interconnect support, we created VPI. VPI enables us to offer fabric-flexible products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions.

Our Strengths

        We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

  •
  We have expertise in developing high-performance interconnect solutions.  We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand products in addition to launching our first Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 33 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

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

  •
  Leverage our fabless business model to deliver strong financial performance.  We intend to continue operating as a fabless semiconductor company and consider outsourced manufacturing of our ICs, adapter cards and switches to be a key element of our strategy. Our fabless business model offers flexibility to meet market demand and allows us to focus on delivering innovative solutions to our customers. We plan to continue to leverage the flexibility and efficiency offered by our business.

Our Products

        We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products include adapter ICs and cards (InfiniHost® product family) and switch ICs (InfiniScale® product family) and systems, gateway ICs (BridgeX® product family) and gateway systems, software and cables. Our latest 4th and 5th generation adapters and cards (ConnectX® and ConnectX-2 product families) also support the Ethernet interconnect standard in addition to InfiniBand. Our gateway devices support bridging capabilities from InfiniBand to Ethernet and Fibre Channel, and from Ethernet to Fibre Channel.

        We have registered "Mellanox," "BridgeX," "ConnectX," "InfiniBlast," "InfiniBridge," "InfiniHost," "InfiniPCI," "InfiniRISC," "PhyX," "InfiniScale," and "Virtual Protocol Interconnect" as trademarks in the United States. We have a trademark application pending to register "FabricIT" and "CORE-Direct."

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

        We also provide our InfiniBand switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment that is at the core of InfiniBand fabrics. To deploy an InfiniBand fabric, any number of server or storage systems that contain an HCA can be connected to an InfiniBand-based communications infrastructure system such as an InfiniBand switch. Our 4th generation switch IC (InfiniScale IV) supports up to 120Gb/s InfiniBand throughput. We have also introduced our 40Gb/s InfiniBand switch systems that include 8-port, 18-port, 36-port, 108-port, 216-portm, 324-port and 648-port.

        The figure below illustrates the components of servers and storage equipment clustered with a high-performance interconnect and how our products are incorporated into the total solution.

        Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported.

        We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.

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

System hardware technology

        In addition to silicon technology, we also provide system hardware technology that enables us to build high-density high-performance network adapters and switch systems. Our technology delivers end-to-end solutions that maximize data throughput through a given media at minimal hardware or power cost at very low Bit Error Rate (BER).

Software technology

        In addition to hardware products, we develop and provide software stacks to expose standard IO interfaces to the consumer applications on the host and to network management applications within the network. We also provide advanced interfaces and capabilities to enable efficient resource management and utilization in cloud data center, factoring cost, power and performance into the efficiency equation.

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

        Representative OEM customers in these areas include:

Server	Storage	Communications Infrastructure Equipment	Embedded Systems
Dell	HP	Oracle	GE Fanuc
HP	LSI/Engenio Corporation	Xsigo	Toshiba Medical
IBM	Network Appliance		Seachange International
Oracle	Isilon/EMC

        We sold products to more than 197 customers worldwide in the year ended December 31, 2010.

        A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2010, sales to Hewlett-Packard accounted for 15% of our total revenues and sales to Dell accounted for 12% of our total revenues. In the year ended December 31, 2009, sales to Hewlett-Packard accounted for 15% of our total revenues, sales to IBM accounted for 11% of our total revenues and sales to Supermicro Computer Inc. accounted for 10% of our total revenues. In the year ended December 31, 2008, sales to Hewlett-Packard accounted for 19% of our total revenues, sales to Sun Microsystems accounted for 17% of our total revenues, and sales to QLogic Corporation accounted for 11% of our total revenues.

Sales and Marketing

        We sell our products worldwide through multiple channels, including our direct sales force, our network of domestic and international sales representatives and independent distributors. We have strategically located sales personnel in the United States, Europe, China, Japan, India and Taiwan. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers' and partners' sales organizations to jointly promote our products and partner solutions into end-user markets. We have expanded our business development team which engages directly with end users promoting the benefits of our products which we believe creates additional demand for our customers' products that incorporate our products.

        Our sales support organization is responsible for supporting our sales channels and managing the logistics from order entry to delivery of products to our customers. In addition, our sales support organization is responsible for customer and revenue forecasts, customer agreements and program management for our large, multi-national customers. Customers within North America are supported by our staff in California and customers outside of North America are supported by our staff in Israel.

        To accelerate design and qualification of our products into our OEM customers' systems, and ultimately the deployment of our technology by our customers to end users, we have a field applications engineering, or FAE, team and an internal support engineering team that provide direct technical support. In certain situations, our OEM customers will also utilize our expertise to support their end-user customers jointly. Our technical support personnel have expertise in hardware and software, and have access to our development team to ensure proper service and support for our OEM customers. Our FAE team provides OEM customers with design and review capabilities of their systems in addition to technical training on the technology we have implemented in our products.

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

  •
  participating in tradeshows, press and analyst briefings, conference presentations and seminars for end-user education; and

  •
  building and maintaining active partnerships with industry leaders whose products are important in driving InfiniBand and Ethernet adoption, including vendors of processors, operating systems and software applications.

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

        We design our products with careful attention to quality, reliability, cost and performance requirements. We utilize a methodology called Customer Owned Tooling, or COT, where we control and manage a significant portion of timing, layout design and verification in-house, before sending the semiconductor design to our third-party manufacturer. Although COT requires a significant up-front investment in tools and personnel, it provides us with greater control over the quality and reliability of our IC products as opposed to relying on third-party verification services, as well as better time to market.

        We choose first tier technology vendors for our design tools and continue to maintain long-term relationships with our vendors to ensure timely support and updates. We also select a mainstream silicon manufacturing process only after it has proven its production worthiness. We verify that actual silicon characterization and performance measurements strongly correlate to models that were used to simulate the device while in design, and that our products meet frequency, power and thermal targets with good margins. Furthermore, we insert Design-for-Test circuitry into our IC products which increases product quality, provides expanded debugging capabilities and ultimately enhances system-level testing and characterization capabilities once the device is integrated into our customers' products.

        Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $56.8 million in 2010, $42.2 million in 2009 and $39.5 million in 2008.

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

        Manufacturing and Testing.    We use Taiwan Semiconductor Manufacturing Company, or TSMC, to manufacture and Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our IC products. We use Flextronics International Ltd. to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Systems Technology, Inc. to manufacture some of our switch systems. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 12-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to on-line production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

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

        Requirements Associated with the OCS.    Israeli law requires that we manufacture our products developed with government grants in Israel unless we otherwise obtain approval from the Office of the Chief Scientist of Israel's Ministry of Industry Trade and Labor, or the OCS. This approval, if provided, is generally conditioned on an increase in the total amount to be repaid to the OCS, ranging from 120% to 300% of the amount of funds granted. The specific increase would depend on the extent of the manufacturing to be conducted outside of Israel. The restriction on manufacturing outside of Israel does not apply to the extent that we disclosed our plans to manufacture outside of Israel when we filed the application for funding (and provided the application was approved based on the information disclosed in the application). We have indicated our intent to manufacture outside of Israel on some of our grant applications, and the OCS has approved the manufacture of our IC products outside of Israel, subject to our undertaking to pay the OCS royalties from the sales of these products up to 120% of the amount of OCS funds granted. The manufacturing of our IC products outside of Israel, including those products manufactured by TSMC and ASE, is in compliance with the terms of our grant applications and applicable provisions of Israeli law. Under applicable Israeli law, Israeli government consent is required to transfer technologies developed under projects funded by the government to third parties outside of Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of IP rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports from Israel or the sale of products developed with these technologies.

Employees

        As of December 31, 2010, we had 460 full-time employees and 48 part-time employees, including 360 in research and development, 80 in sales and marketing, 39 in general and administrative and 29 in operations. Of our 460 full-time employees, 379 are located in Israel.

        Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Industry, Trade and Labor. These provisions primarily concern the length of the workday and pension fund benefits for all employees. We generally provide our employees with benefits and working conditions above the required minimums.

        We have never experienced any employment-related work stoppages and believe our relationship with our employees is good.

Intellectual Property

        One of the key values and drivers for future growth of our high-performance interconnect IC, system hardware and software products is the IP we develop and use to improve them. We believe that the main value proposition of our high-performance interconnect products and success of our future growth will depend on our ability to protect our IP. We rely on a combination of patent, copyright, trademark, mask work, trade secret and other IP laws, both in the United States and internationally, as well as confidentiality, non-disclosure and inventions assignment agreements with our employees, customers, partners, suppliers and consultants to protect and otherwise seek to control access to, and distribution of, our proprietary information and processes. In addition, we have developed technical knowledge, which, although not patented, we consider to be significant in enabling us to compete. The proprietary nature of such knowledge, however, may be difficult to protect and we may be exposed to competitors who independently develop the same or similar technology or gain access to our knowledge.

        The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other IP rights. We, like other companies in the semiconductor industry, believe it is important to aggressively protect and pursue our IP rights. Accordingly, to protect our rights, we may file suit against parties whom we believe are infringing or misappropriating our IP rights. These measures may not be adequate to protect our technology from third party infringement or misappropriation, and may be costly and may divert management's attention away from day-to-day operations. We may not prevail in these lawsuits. If any party infringes or misappropriates our IP rights, this infringement or misappropriation could materially adversely affect our business and competitive position.

        As of December 31, 2010, we had 23 issued patents and 35 patent applications pending in the United States, five issued patents in Taiwan, five issued patents in Israel and one patent application pending in China, each of which covers aspects of the technology in our products. The term of any issued patent in the United States is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

        The risks associated with patents and intellectual property are more fully discussed under the section entitled "Risk Factors" under Item 1A of this report.

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

  •
  reliability;

  •
  power consumption;

  •
  customer and application support;

  •
  product roadmap;

  •
  intellectual property; and

  •
  reputation.

        We believe that we compete favorably with respect to each of these criteria. Many of our current and potential competitors, however, have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and a larger base of customers than we do. This may allow them to respond more quickly than we are able to respond to new or emerging technologies or changes in customer requirements. Many of our competitors also have significant influence in the semiconductor industry. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.

        We compete with other providers of semiconductor-based high performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with QLogic Corporation. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

We acquired Voltaire Ltd. in February, 2011

        In February, 2011, we acquired Voltaire Ltd ("Voltaire"). Voltaire designs and develops scale-out computing fabrics for data centers, high performance computing and cloud computing environments. Voltaire's family of scale-out fabric switches, application acceleration software and advanced fabric management software improves the performance of mission-critical applications, increases efficiency and reduces costs through infrastructure consolidation, and lower power consumption.

        Scale-out computing is the ability to build large data centers that scale horizontally to thousands of servers while:

  •
  leveraging industry standard servers, storage and networks;

  •
  delivering highly dense and power efficient infrastructure;

  •
  enabling virtual infrastructure and application mobility; and

  •
  providing linear scalability of applications and resources.

        The term scale-out computing includes the following:

  •
  Cluster computing.  Clusters run applications in a distributed way on a number of servers ranging from two servers to thousands of servers. The servers are tightly linked and are typically located in a single data center at the same physical location.

  •
  Grid computing.  Grids run applications in a distributed fashion on dozens to thousands of servers in a similar manner to clusters. However, grids typically run many applications in parallel and applications are more loosely linked. Grids may be deployed across several geographical locations.

  •
  Cloud computing.  Cloud computing is based on grid computing concepts with service level models describing expected performance applied to them. There are two main types of clouds:

  •
  Private clouds.  These are owned by enterprises for running their internal information technology (IT) services. The internal IT department offers services to different business units, dynamically re-provisioning resources based on the requirements of those units.

  •
  Public clouds.  Companies completely outsource their IT infrastructure, or a particular application, to cloud service providers. The enterprises' applications run on the service provider's infrastructure and can be accessed over the Internet.

        Voltaire's principal executive offices are located in Ra'anana, Israel. Voltaire also has offices in North America, Europe and Asia-Pacific.

Additional Information

        We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the NASDAQ Global Market as of February 8, 2007 under the symbol "MLNX" and on the Tel-Aviv Share Exchange as of July 9, 2007 under the symbol "MLNX." Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

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

Available Information

        We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, a link to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100 Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A—RISK FACTORS

        Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

Risks Related to Our Business

The semiconductor industry may be adversely impacted by worldwide economic uncertainties which may cause our revenues and profitability to decline.

        We operate primarily in the semiconductor industry, which is cyclical and subject to rapid change and evolving industry standards. From time to time, the semiconductor industry has experienced significant downturns characterized by decreases in product demand and excess customer inventories. Economic volatility can cause extreme difficulties for our customers and vendors to accurately forecast and plan future business activities. This unpredictability could cause our customers to reduce spending on our products and services, which would delay and lengthen sales cycles. Furthermore, during challenging economic times our customers and vendors may face issues gaining timely access to sufficient credit, which could affect their ability to make timely payments to us. As a result, we may experience growth patterns that are different than the end demand for products, particularly during periods of high volatility.

        We cannot predict the timing, strength or duration of any economic slowdown or recovery or the impact of such events on our customers, our vendors or us. The combination of our lengthy sales cycle coupled with challenging macroeconomic conditions could have a compound impact on our business. The impact of market volatility is not limited to revenue but may also affect our product gross margins and other financial metrics. Any downturn in the semiconductor industry may be severe and prolonged, and any failure of the industry to fully recover from downturns could seriously impact our revenue and harm our business, financial condition and results of operations.

We may pursue acquisitions of other companies or new or complementary products, technologies and businesses, which could harm our operating results, may disrupt our business and could result in unanticipated accounting charges.

        In February 2011 we acquired Voltaire, a leading provider of scale-out data center fabrics, and we may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions, like our acquisition of Voltaire, create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company's (such as Voltaire's) operations with our operations.

        Acquisitions, such as our acquisition of Voltaire, present a number of other potential risks and challenges that could disrupt our business operations. For example, we may not be able to successfully negotiate or finance the acquisition on favorable terms. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to its fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management's attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

We have made and may in the future pursue investments in other companies, which could harm our operating results.

        We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because the companies' businesses may never develop, and we may incur losses related to these investments. In addition, we may be required to write down the carrying value of these investments to reflect other-than-temporary declines in their value, which could have a material adverse effect on our financial position and results of operations.

We do not expect to sustain our historical revenue growth rate, which may reduce our share price.

        Our revenues increased by 28%, 8% and 33% in 2008, 2009 and 2010, respectively. Our revenues increased from $84.1 million to $107.7 million to $116.0 million to $154.6 million for the years ended December 31, 2007, 2008, 2009 and 2010, respectively. Our revenue growth rate has fluctuated during recent years and we may not be able to sustain this growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

InfiniBand may not be adopted at the rate or extent that we anticipate, and adoption of InfiniBand is largely dependent on third-party vendors and end users.

        While the usage of InfiniBand has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among information technology, or IT, vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. We rely on server, storage, communications infrastructure equipment and embedded systems vendors to incorporate and deploy InfiniBand integrated circuits, or ICs, in their systems. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also affected by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by our current server vendor customers and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

We have limited visibility into end-user demand for our products, which introduces uncertainty into our production forecasts and business planning and could negatively impact our financial results.

        Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may defer purchase orders. We place orders with the manufacturers of our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions with respect to both our customers' and end users' demands. It is more difficult for us to accurately forecast end-user demand because we do not sell our products directly to end users. In addition, the majority of our adapter card business is conducted on a short order fulfillment basis, introducing more uncertainty into our forecasts. Because of the lead time associated with fabrication of our semiconductors, forecasts of demand for our products must be made in advance of customer orders. In addition, we base business decisions regarding our growth on our forecasts for customer demand. As we grow, anticipating customer demand may become increasingly difficult. If we overestimate customer demand, we may purchase products from our manufacturers that we may not be able to sell and may over-budget our operations. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share or damage our customer relationships.

We depend on a small number of customers for a significant portion of our sales, and the loss of any of these customers will adversely affect our revenues.

        A small number of customers account for a significant portion of our revenues. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 71%, 79% and 79% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Sales to customers representing 10% or more of revenues accounted for 27%, 36% and 47% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

        The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation. With respect to 10Gb Ethernet products, we compete with Intel and Broadcom Corporation. We also compete with providers of alternative technologies, including Fibre Channel and proprietary interconnects. The companies that provide IC products for these alternative technologies include Marvell Technology Group, Intel, Emulex Corporation, QLogic Corporation and Myricom.

        Some of our customers are also integrated circuit and switch suppliers and already have similar expertise in-house. The process of licensing our technology to and support of such customers entails the transfer of technology that may enable them to become a source of competition to us, despite our efforts to protect our intellectual property rights. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively affect our profit margins.

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

        While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce our silicon wafers, and Flextronics International Ltd. to manufacture and production test our adapter cards and switches. In addition we also use Comtel to manufacture some of our switches. We also rely on Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our ICs. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

        We currently do not have long-term supply contracts with any of our third-party subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. None of our third-party subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Our subcontractors may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. Other customers that are larger and better financed than we are or that have long-term agreements with these subcontractors may cause these subcontractors to reallocate capacity to those customers, thereby decreasing the capacity available to us.

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

If we fail to carefully manage the use of "open source" software in our products, we may be required to license key portions of our products on a royalty-free basis or expose key parts of source code.

        Certain of our software may be derived from "open source" software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

Our sales cycle can be lengthy, which could result in uncertainty and delays in generating revenues.

        We have occasionally experienced a lengthy sales cycle for some of our products, due in part to the constantly evolving nature of the technologies on which our products are based. Some of our products must be custom designed to operate in our customers' products, resulting in a lengthy process between the initial design stage and the ultimate sale. We also compete for design wins prior to selling products, which may increase the length of the sales process. We may experience a delay between the time we increase expenditures for research and development, sales and marketing efforts and inventory and the time we generate revenues, if any, from these expenditures. In addition, because we do not have long-term supply contracts with our customers and the majority of our sales are on a purchase order basis, we must repeat our sales process on a continual basis, including sales of new products to existing customers. As a result, our business could be harmed if a customer reduces or delays its orders.

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

  •
  our customers' sales outlooks, purchasing patterns and inventory levels based on end-user demands and general economic conditions;

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

  •
  changes in our cost of finished goods; and

  •
  the availability, pricing and timeliness of delivery of other components used in our customers' products.

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

        We have developed relationships with third parties, which we refer to as ecosystem partners, which provide operating systems, tool support, reference designs and other services designed for specific uses of our products. We believe that these relationships enhance our customers' ability to get their products to market quickly. If we are unable to continue to develop or maintain these relationships, we might not be able to enhance our customers' ability to commercialize their products in a timely manner and our ability to remain competitive would be harmed.

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

        Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of December 31, 2010, we had 23 issued patents and 35 patent applications pending in the United States, 5 issued patents in Taiwan and 5 issued patents in Israel and 1 patent application pending in China, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

        In the normal course of business, we enter into agreements and terms and conditions that require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates intellectual property rights, as well as against certain claims relating to property damage, personal injury or acts or omissions relating to supplied products or technologies, or acts or omissions made by us or our employees, agents or representatives. In addition, we are obligated pursuant to indemnification undertakings with our officers and directors to indemnify them to the fullest extent permitted by law and to indemnify venture capital funds that were affiliated with or represented by such officers or directors. If we receive demands for indemnification under these agreements and terms and conditions, they will likely be very expensive to settle or defend, and we may incur substantial legal fees in connection with any indemnity demands. Our indemnification obligations under these agreements and terms and conditions may be unlimited in duration and amount, and could have an adverse effect on our business, financial condition and results of operations.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

        Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market's perception of us. Competition for qualified engineers in the markets, in which we operate, primarily in Israel where our engineering operations are based, is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and chief executive officer and other senior executives. We do not have long-term employment contracts with our president and chief executive officer or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

        In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or modifying existing share options. For example, during 2009, we offered eligible employees and contractors the opportunity to exchange certain outstanding share options for a lesser number of replacement options. In addition, in 2010, we began awarding restricted share units to our employees. These modifications of our compensation policies and the requirement to expense the fair value of share options and restricted share units awarded to employees and officers may increase our operating expenses. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

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

  •
  implement additional and enhance existing administrative, financial and operations systems, procedures and controls;

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

        In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on third parties to manufacture our products and currently rely on one manufacturer for our ICs and one manufacturer for our cards and two manufacturers for our switch systems. Our ability to offer new products depends on our manufacturers' ability to implement our revised product specifications, which is costly, time-consuming and complex.

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

        We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be affected by the tax effects of acquisitions, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our financial condition or results of operations.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

        We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, or

AICPA, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

        In April 2009, the SEC adopted rules requiring public companies to provide financial statement information in interactive data format using eXtensible Business Reporting Language ("XBRL"). We must be compliant with the rules for our second quarter 2011 form 10-Q. XBRL financial statements are not required to be audited and therefore we will need to implement additional controls and procedures to ensure accuracy of the information presented in XBRL format.

        Also, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. Adoption of IFRS may have material impact on our results of operations.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events, and to interruption by manmade problems such as computer viruses or terrorism.

        Our U.S. corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition. In addition, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. In addition, acts of terrorism could cause disruptions in our or our customers' businesses or the economy as a whole. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.

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

        Although conditions in the semiconductor market in which we participate improved in the first half of 2010, if general global economic conditions do not continue to improve or deteriorate again, the semiconductor market could be adversely affected and it could become extremely difficult for us, our customers and our vendors to accurately forecast and plan future business activities. Market conditions could also cause U.S. and foreign businesses to slow spending on our products, which would delay and lengthen sales cycles. Furthermore, during challenging economic times, our customers may face issues gaining timely access to sufficient credit, which could impair their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our accounts receivable days sales outstanding would be negatively impacted. The recent downturn in the semiconductor industry and any future downturn may reduce our revenue or our percentage of revenue growth on a quarter-to-quarter basis and result in our having excess inventory. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, either worldwide or in the semiconductor industry. If the economy does not continue to improve or deteriorates, or if the semiconductor market deteriorates or does not continue to improve, our customers or potential customers could reduce or delay their purchases of our products, which could adversely impact our revenues and our ability to manage inventory levels, collect customer receivables and, ultimately, our profitability.

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

        We have engineering facilities, corporate and sales support operations and, as of December 31, 2010, 379 full-time and 48 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In mid-2006, Israel was engaged in armed conflicts with Hezbollah. The conflict involved missile strikes against civilian targets in northern Israel. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in southern Israel. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt and Libya. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

        We can give no assurance that security and political conditions will have no impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. While we did not sustain damages from the conflicts with Hezbollah or Hamas referred to above, our Israeli operations, which are located in northern Israel, are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.

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

        Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), including some of our officers and employees, are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists, and some of our employees, including those in key positions, have been called upon in connection with armed conflicts. It is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our officers, directors or key employees due to military service. Any such disruption could adversely affect our operations.

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

        We derived 48%, 64% and 55% of our revenues in the years ended December 31, 2008, 2009 and 2010, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

  •
  compliance with United States' Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

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

        We are incorporated in Israel. Three of our executive officers and two of our directors, one who is also an executive officer, are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Two of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of the above persons in Israel.

        In addition, it may be difficult for a shareholder to enforce civil liabilities under U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. Furthermore, in an interim decision in a pending court case, an Israeli court recently held that U.S. law is applicable to a claim for misrepresentation in periodic reports made against a public company whose shares are traded both in the United States and on the Tel Aviv Stock Exchange. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved in Israeli court as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. For shareholders who purchase our securities on the Tel-Aviv Stock Exchange, it may also be difficult to bring an action against us in U.S. court.

Provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our shares.

        The Israeli Companies Law generally requires that a merger be approved by the board of directors and by the general meeting of the shareholders. Upon the request of any creditor of a merging company, a court may delay or prevent the merger if it concludes that there is a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy its obligations. In addition, a merger may generally not be completed unless at least (i) 50 days have passed since the filing of the merger proposal with the Israeli Registrar of Companies and (ii) 30 days have passed since the merger was approved by the shareholders of each of the merging companies.

        Also, in certain circumstances an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 25% or greater or 45% or greater shareholder of the company (unless there is already a 25% or greater or a 45% or greater shareholder of the company, respectively). If, as a result of an acquisition, the acquirer would hold more than 90% of a company's shares, the acquisition must be made by means of a tender offer for all of the shares.

        The Israeli Companies Law also requires special approvals for transactions involving directors, officers or significant shareholders and regulates other matters that may be relevant to these types of transactions. In addition, the Israeli Companies Law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting and, according to the Israeli Securities Law, is possible only if we are no longer traded on the Tel-Aviv Stock Exchange.

        These provisions could delay, prevent or impede an acquisition of us, even if such an acquisition would be considered beneficial by some of our shareholders. See "Risk Factors—Provisions of Israeli law could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management" for a further discussion of this risk factor.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.

        Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.8%, 3.9% and 2.7% for the years ended December 31, 2008, 2009 and 2010, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 0.7% and 6.0% in the years ended December 31, 2008, 2009 and 2010, respectively. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of receivables more difficult. To help manage this risk, we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of the NIS against the U.S. dollar.

The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

        Some of our operations in Israel have been granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

        We have received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, including requirement of payment of a transfer fee (referred to in the law as the "Base Amount") calculated according to the formula provided in the R&D Law which takes into account the consideration for such know-how paid to us in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to notify, or to obtain the approval of the OCS and may result in increased royalty payments to the OCS as well as increase total amount to be paid to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties.

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

        We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2010, our shares have traded as low as $14.79 and as high as $27.00. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

        Our executive officers and directors and their affiliates, together with our current significant shareholders, beneficially owned approximately 31% of our outstanding ordinary shares as of December 31, 2010. Moreover, based on information filed with SEC, two of our major shareholders, Fidelity Management and Research and Oracle Corporation, beneficially owned an aggregate of approximately 23% of our outstanding ordinary shares as of December 31, 2010. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.

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

Provisions of articles of association could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management.

        Provisions of our amended and restated articles of association may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

  •
  no cumulative voting;

  •
  approval of merger requires a majority of our outstanding shares;

  •
  a vote of at least 75% of the voting power at the general meeting required to remove any directors (not including external directors) from office, and elect directors instead of directors so removed; and

  •
  an advance notice requirement for shareholder proposals and nominations.

        Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. Please see "Risk Factors—Provisions of Israeli law may delay, prevent or make difficult an acquisition of us, which could prevent a change of control and therefore depress the price of our shares" for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

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

        Changes in the laws and regulations affecting public companies, including Israel laws, rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        Our U.S. business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. Our facility in Sunnyvale, California comprises of approximately 25,500 square feet and has a lease term that expires on June 4, 2014. On December 31, 2010, our facilities in Israel, including locations in Yokneam, Tel-Hai and Tel Aviv, comprised an aggregate of approximately 125,206 square feet and had lease terms that expire in 2011 and 2012,.

        On March 1, 2011, we signed a lease agreement for 172,223 square feet of space in Yokneam, Israel with a lease term that will expire in 2021. This location, which we plan to occupy in the second half of 2011, will be the our new Israeli corporate headquarters replacing our current headquarters in Yokneam.

        We believe that our existing facilities in the U.S. are adequate to meet our current requirements. We also believe that our existing and new facilities in Israel will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate any of our foreseeable needs.

ITEM 3—LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings. We may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the semiconductor industry.

PART II

ITEM 5—MARKET FOR REGISTRANT'S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares began trading on The NASDAQ Global Market on February 8, 2007 under the symbol "MLNX." Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares began trading on the Tel-Aviv Share Exchange as of July 9, 2007 under the symbol "MLNX."

        The following table summarizes the high and low sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

2010	High	Low
First quarter	$23.66	$17.65
Second quarter	$27.00	$21.84
Third quarter	$25.36	$14.79
Fourth quarter	$26.32	$19.34

2009	High	Low
First quarter	$9.66	$6.90
Second quarter	$12.60	$8.25
Third quarter	$16.71	$11.88
Fourth quarter	$19.79	$15.76

        As of February 28, 2011, we had approximately 97 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Share Performance Graph

        The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 7, 2007, the date of our initial public offering, and ends on December 31, 2010, the end date of our last fiscal year. The graph assumes an investment of $100 on February 7, 2007, and the reinvestment of any dividends. No cash dividends have been declared on our ordinary shares since our initial public offering in 2007. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	2/7/2007		12/31/2007	12/31/2008	12/31/2009	12/31/2010
Mellanox Technologies	100.00	*	107.18	46.24	111.12	153.94
NASDAQ Composite Index	100.00	*	106.50	63.32	91.11	106.52
Philadelphia Semiconductor Index	100.00	*	86.61	45.04	76.39	87.41

*
$100 invested on 2/07/2007 in shares or index-including reinvestment of dividends.

Dividends

        We have never declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate paying cash dividends in the foreseeable future. The Israeli Companies Law, 1999, or the Companies Law, also restricts our ability to declare dividends. We can only distribute dividends from profits (the "Profit Test") (as defined in the Companies Law) and on a condition that there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due (the "Insolvency Test"), or if we do not meet the Profit Test, with court approval, provided that we meet the Insolvency Test.

Securities Authorized for Issuance under Equity Compensation Plans

        Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 8, "Share Option Plans" included in Part IV, Item 15 of this report.

Recent Sales of Unregistered Securities

        None.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2006, 2007 and 2008 and our consolidated statements of operations data for the years ended December 31, 2006 and 2007, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2010, as well the consolidated balance sheet data as of December 31, 2009 and 2010, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$154,640	$116,044	$107,701	$84,078	$48,539
Cost of revenues	(40,550)	(28,669)	(23,406)	(21,390)	(13,533)

Gross profits	114,090	87,375	84,295	62,688	35,006
Operating expenses:
Research and development	56,804	42,241	39,519	24,638	15,256
Sales and marketing	22,104	17,034	15,058	12,739	8,935
General and administrative	11,744	9,353	8,370	6,229	3,704

Total operating expenses	90,652	68,628	62,947	43,606	27,895
Income from operations	23,438	18,747	21,348	19,082	7,111
Other income (loss), net	(135)	518	3,823	5,976	438

Income before taxes on income	23,303	19,265	25,171	25,058	7,549
Benefit from (provision for) taxes on income	(9,763)	(6,379)	(2,800)	10,530	(301)

Net income	$13,540	$12,886	$22,371	$35,588	$7,248

Net income per share attributable to ordinary shareholders—basic(1)(2)	$0.40	$0.40	$0.71	$1.28	$0.04
Net income per share attributable to ordinary shareholders—diluted(1)(2)	$0.38	$0.39	$0.68	$1.18	$0.03
Shares used to compute net income per share(1)(2)	33,591	32,099	31,436	27,827	7,709
Shares used to compute diluted net income per share(1)(2)	35,483	33,400	32,843	30,201	9,683

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$107,994	$43,640	$110,153	$100,650	$20,570
Short-term investments	141,959	166,357	70,855	52,231	—
Working capital	265,625	231,226	198,932	170,615	25,446
Total assets	$315,755	$275,386	$244,771	$202,400	$43,101
Short-term liabilities	23,778	24,107	23,085	19,545	12,492
Long-term liabilities	10,287	8,396	7,606	5,738	3,577
Total liabilities	$34,065	$32,503	$30,691	$25,283	$16,069
Mandatorily redeemable convertible preferred shares	—	—	—	—	55,759
Convertible preferred shares	—	—	—	—	36,338
Total shareholders' equity (deficit)	$281,690	$242,883	$214,080	$177,117	$(65,065)

(1)
Net income in 2006 is allocated between the ordinary shareholders and other security holders based on their respective rights to receive dividends.

(2)
On February 1, 2007, we effected a 1.75-to-1 reverse split of our ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the "Share Split") pursuant to the filing of our amended and restated articles of association. The number of shares and per share amounts have been adjusted to reflect the Share Split for all periods presented.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors."

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

        Our adapters provide bandwidth up to 10Gb/s (Single Data Rate or SDR) Ethernet or InfiniBand, 20Gb/s (Double Data Rate or DDR) InfiniBand and 40Gb/s (Quad Data Rate or QDR) Ethernet or InfiniBand and our switch ICs provide bandwidth up to 120Gb/s per interface. Our switch systems based on our switch ICs range in port size and density from top-of-rack 36-port switches through director-class 648-port switches.

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

        We have experienced growth in our total revenues in each of the last three years. Our revenues increased from $84.1 million for the year ended December 31, 2007 to $107.7 million to $116.0 million to $154.6 million for the years ended December 31, 2008, 2009 and 2010, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, or OEM, or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

        On February 7, 2011 we completed acquisition of Voltaire for $207.7 million in cash. In addition we assumed all of Voltaire's outstanding options held by employees, which were converted into equity awards to acquire an aggregate of 649,614 ordinary shares of Mellanox. An element of our business strategy involves the acquisition of businesses, assets, products and technologies that allow us to reduce the time or costs required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions and other business combination transactions, strategic relationships, capital infusions and the purchase or sale of assets.

        Revenues.    We derive revenues from sales of our ICs, cards, switch systems and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 71%, 79% and 79% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Sales to customers representing 10% or more of revenues accounted for 27%, 36% and 47% of our total revenues for the years ended December 31, 2010, 2009 and 2008, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

        Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. The majority of our sales are on a purchase order basis. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

        During Q4 2010, Oracle acquired approximately 3.4 million shares of Mellanox common stock. Sales to Oracle during 2010 were $11.8 million, and were conducted at arm's-length. There were no other material transactions with Oracle. At December 31, 2010, accounts receivable from Oracle totaled $27,230.

        Cost of revenues and gross profit.    The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics, and switch systems by Comtel, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

        We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels over the past year to meet this demand.

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

  Operational expenses

        Research and development expenses.    Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense and tape-out costs. Tape-out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape-outs.

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

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, and other professional services expenses for accounting and corporate legal fees. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.

Taxes on Income

        Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. We expect the Approved Enterprise Tax Holiday associated with our Yokneam and Tel Aviv operations to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018.

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

        We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, inventory valuation, and impairment of long-lived assets, warranty provision, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, "The Company and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

  Revenue recognition

        We recognize revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. We use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. Our standard arrangement with our customers typically includes freight-on-board shipping point and no right of return and no customer acceptance provisions. The customer's obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. We determine whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

        A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using point of sale and inventory information provided by the distributor. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs. We classify the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of sale or an operating expense.

        We also maintain inventory, or hubbing, arrangements with certain customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products.

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

  Allowance for doubtful accounts

        We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates the customers' financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $402,000 and $290,000 at December 31, 2010 and 2009, respectively. Our bad debt expense totaled approximately $112,000, $59,000 and $125,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

  Fair value of financial instruments

        Our financial instruments consist of cash, cash equivalents, short-term investments, forward contracts, accounts receivable, accounts payable and other accrued liabilities. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

  Inventory valuation

        We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a "first-in, first-out" basis, for work in process based on actual costs and for finished goods based on standard cost, which approximates actual cost on a first-in, first-out basis. We reserve for excess and obsolete inventory based on forecasted demand generally over a six to twelve months period and market conditions. Inventory reserves are not reversed and permanently reduce the cost basis of the affected inventory until it is either sold or scrapped.

  Impairment of long-lived assets

        We review long-lived assets, including equipment, furniture and fixtures and intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted (and without interest charges) future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. We review for impairment charges on a regular basis.

  Investment in privately-held companies

        As of December 31, 2010, we held a $3.0 million investment in a privately-held company. We account for this investment under the cost method. To determine if the investment is recoverable, we monitor the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

        During 2010 we maintained investments in two privately held companies and identified certain events and changes in circumstances indicating that the fair value of these investments had been negatively impacted. We determined that we will not be able to recover our investments in full within the foreseeable future. As a result, we recorded a $0.75 million impairment loss on a write-down of these investments to reduce their carrying value to an expected recoverable amount. The impairment loss write-down was included in other income, net on the Consolidated Statements of Operations. During the fourth quarter of 2010, one of these investments was sold at a value that approximated its carrying cost at that time.

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

  Share-based compensation

        We have in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and non-employee members of the Board of Directors. We also have an employee share purchase plan for all eligible employees. In 2010, we began granting restricted share units to employees and non-employee members of the Board of Directors. We account for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

        We estimate the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying ordinary share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each optionee's requisite service period, which is generally the vesting period.

        We base our estimate of expected volatility on a combination of our historical volatility and reported market value data for a group of publicly traded companies, which were selected from market indices that we believe would be indicators of our future share price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly- granted options is approximately 6.25 years.

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

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

        In connection with the commencement of the Approved Enterprise Tax Holiday in 2011, all deferred tax assets associated with our Yokneam and Tel-Aviv operations were remeasured at a 0% rate. As a result, the Company recognized $3.6 million as tax expense during the fourth quarter of 2010.

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Total revenues	100%	100%	100%
Cost of revenues	(26)	(25)	(22)

Gross profit	74	75	78

Operating expenses:
Research and development	37	36	36
Sales and marketing	14	15	14
General and administrative	8	8	8

Total operating expenses	59	59	58

Income from operations	15	16	20
Other income, net	—	—	4
Provision for taxes on income	(6)	(5)	(3)

Net income	9	11	21

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2010 and 2009 by product type.

	Year Ended December 31,
	2010	% of Revenues	2009	% of Revenues
	(In thousands)		(In thousands)
ICs	$57,030	37	$38,972	34
Boards	67,085	43	61,556	53
Switch systems	19,461	13	9,996	8
Cables, accessories and other	11,064	7	5,520	5

Total revenue	$154,640	100	$116,044	100

        Revenues.    Revenues were $154.6 million for the year ended December 31, 2010 compared to $116.0 million for the year ended December 31, 2009, representing an increase of approximately 33%. The increase in revenues resulted primarily from increased sales across all of our product lines. In particular, we experienced substantial increases in sales of integrated circuits and switch systems. The 2010 revenues are not necessarily indicative of future results.

        Gross Profit and Margin.    Gross profit was $114.1 million for the year ended December 31, 2010 compared to $87.4 million for the year ended December 31, 2009, representing an increase of approximately 31%. As a percentage of revenues, gross margin decreased to 74% in the year ended December 31, 2010 from approximately 75% in the year ended December 31, 2009. The decrease in gross margins was primarily due to an increase in sales of our switch systems, boards and accessories for which we typically earn lower margins. Gross margin for 2010 is not necessarily indicative of future results.

        Research and Development.    Research and development expenses were $56.8 million for the year ended December 31, 2010 compared to $42.2 million for the year ended December 31, 2009, representing an increase of approximately 35%. The increase was primarily attributable to higher employee related expenses of approximately $10.0 million due to additional headcount and merit increases, higher facility related expenses of approximately $1.9 million related to additional office space in Israel, higher share-based compensation of approximately $1.5 million associated with new share-based awards, and an increase in outsourcing expenses of approximately $1.1 million partially offset by a decrease in new product expenses of approximately $2.1 million primarily due to tape-out costs during 2009. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

        Sales and Marketing.    Sales and marketing expenses were $22.1 million for the year ended December 31, 2010 compared to $17.0 million for the year ended December 31, 2009, representing an increase of approximately 30%. The increase was primarily attributable to higher employee-related expenses of approximately $3.3 million associated with increased headcount and merit increases, an increase in share-based compensation of approximately $577,000 due to new share-based awards, an increase in sales and marketing activities of approximately $408,000, and an increase of approximately $308,000 in equipment related expenses primarily due to customer product evaluations partially offset by a decrease of approximately $568,000 in commission expenses due to changes in our external sales representative compensation plan.

        General and Administrative.    General and administrative expenses were $11.7 million for the year ended December 31, 2010 compared to $9.4 million for the year ended December 31, 2009, representing an increase of approximately 26%. The increase was primarily due to higher share-based compensation expenses of approximately $1.2 million due to new share-based awards, an increase in employee related expenses of $782,000 due to additional headcount and merit increases and an increase in depreciation of approximately $544,000.

        Share-based compensation expense.    The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2010	2009
	(In thousands)
Cost of goods sold	$384	$305
Research and development	8,031	6,562
Sales and marketing	2,730	2,125
General and administrative	2,956	1,744

	$14,101	$10,736

        The amount of unearned share-based compensation currently estimated to be expensed from 2011 through 2014 related to unvested share-based payment awards at December 31, 2010 is $25.2 million. Of this amount, $11.7 million, $8.2 million, $4.5 million and $0.8 million are currently estimated to be recorded in 2011, 2012, 2013 and 2014, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.20 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

        Other Income, net.    Other income, net consists of interest earned on cash and cash equivalents and short-term investments, foreign currency exchange gains and losses and impairment of our investments in privately-held companies. Other income or expense, net was an expense of $135,000 for the year ended December 31, 2010 compared to income of $518,000 for the year ended December 31, 2009. The decline was primarily attributable to an increase of $280,000 in foreign exchange losses, an increase of $247,000 in losses from investments in privately-held companies and a decrease of $126,000 in interest income.

        As of December 31, 2010, our investment portfolio included investments of $3.0 million in a privately held company. In the year ended December 31, 2010, we determined that the decline in our investments in the preferred stock of two of the privately held companies wasn't fully recoverable within the foreseeable future and recorded impairment charges of $0.75 million, to reduce the carrying value of these investments. During the fourth quarter, we sold our holdings in one of these privately held companies.

        Provision for Taxes on Income.    Our tax expense was $9.8 million for the year ended December 31, 2010 as compared to $6.4 million for the year ended December 31, 2009. The federal statutory rate was 34% for 2010 and 2009. Our effective tax rates were 41.9% and 33.1% for 2010 and 2009, respectively. The difference between our effective tax rate in 2010 and the federal statutory tax rate is primarily due to full utilization of deferred tax assets associated with carryforward losses and research and developments costs in Israel before the Approved Enterprise Tax Holiday begins. The difference between our effective tax rate in 2009 and the federal statutory tax rate is primarily due to foreign earnings taxed at lower rates than the federal statutory tax rate.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2009 and 2008 by product type.

	Year Ended December 31,
	2009	% of Revenues	2008	% of Revenues
	(In thousands)		(In thousands)
ICs	$38,972	34	$47,801	44
Boards	61,556	53	56,540	53
Switch systems	9,996	8	1,111	1
Cables, accessories and other	5,520	5	2,249	2

Total revenue	$116,044	100	$107,701	100

        Revenues.    Revenues were $116.0 million for the year ended December 31, 2009 compared to $107.7 million for the year ended December 31, 2008, representing an increase of approximately 8%. This increase in revenues resulted from increased sales of boards, switch systems and cables and accessories, partially offset by a decrease in sales of ICs.

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

        Research and Development.    Research and development expenses were $42.2 million for the year ended December 31, 2009 compared to $39.5 million for the year ended December 31, 2008, representing an increase of approximately 7%. The increase was primarily attributable to higher share-based compensation of approximately $1.6 million due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes, increased software related expenses of approximately $946,000 due to software licensing and maintenance, higher new product expenses of approximately $607,000 primarily due to non-recurring engineering charges and increased outsourcing expenses of approximately $253,000, partially offset by lower salary related expenses of approximately $760,000 associated with temporary salary reductions.

        Sales and Marketing.    Sales and marketing expenses were $17.0 million for the year ended December 31, 2009, compared to $15.1 million for the year ended December 31, 2008, representing an increase of approximately 13%. The increase was primarily attributable to higher employee-related expenses of approximately $860,000 associated with increased headcount, an increase in share-based compensation of approximately $528,000 due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes and higher equipment related expenses of approximately $391,000 primarily due to customer product evaluations.

        General and Administrative.    General and administrative expenses were $9.4 million for the year ended December 31, 2009 compared to $8.4 million for the year ended December 31, 2008, representing an increase of approximately 12%. The increase was primarily due to higher professional services of approximately $664,000, an increase in share-based compensation due to new option grants and a true-up of estimated forfeitures for share-based compensation expense calculation purposes and higher depreciation expenses of approximately $345,000, partially offset by a decrease in other expenses of approximately $338,000 associated with the elimination of some benefit programs.

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

        Other Income, net.    Other income, net consists of interest earned on cash and cash equivalents and short-term investments, foreign currency exchange gains and losses and impairment of our investments in privately-held companies. Other income, net was $518,000 for the year ended December 31, 2009 compared to $3.8 million for the year ended December 31, 2008. The decline is primarily attributable to a decrease of $2.9 million in interest income on investments in securities as a result of lower yields, foreign exchange losses of $36,000 compared to foreign exchange gains of $84,000 in the prior year and a reduction in other income of $151,000.

        As of December 31, 2009, our investment portfolio included investments of $4.0 million in privately-held companies. In the years ended December 31, 2009 and 2008, we determined that the decline in our investment in the preferred stock of one of the privately- held companies was other-than-temporary and recorded impairment charges of $0.5 million and $0.5 million, respectively, to reduce the carrying value of this investment. The additional impairment charge in 2009 is a result of the continued deterioration in one of the privately-held company's financial results and prospective business outlook.

        Provision for Taxes on Income.    Our tax expense was $6.4 million for the year ended December 31, 2009 as compared to $2.8 million for the year ended December 31, 2008. The higher tax expense was primarily due to increased taxes related to the utilization of deferred tax assets associated with carry forward losses and research and development costs in Israel.

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

Liquidity and Capital Resources

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2010, our principal source of liquidity consisted of cash and cash equivalents of approximately $108.0 million and short-term investments of approximately $142.0 million. On February 7, 2011 we completed the acquisition of Voltaire. The total cash purchase price was $207.7 million, or $175 million net of cash held by Voltaire. As a result, after the acquisition we had approximately $75 million in cash and investments. We believe this level of cash and investments is sufficient to fund our operations over the next 12 months taking into account expected increases in operating expenses and capital expenditures to support our infrastructure and growth.

  Operating Activities

        Net cash generated by our operating activities amounted to approximately $41.2 million in the year ended December 31, 2010. Net cash generated by operating activities was primarily attributable to net income of approximately $13.5 million adjusted for non-cash items including $14.1 million for share-based compensation, approximately $7.4 million for deferred taxes and approximately $5.8 million for depreciation and amortization. Furthermore, net cash generated by operating activities increased due to an increase of approximately $5.5 million in accrued liabilities, a decrease in prepaid expenses and other assets of approximately $0.7 million and a decrease in accounts receivable of $0.5 million, partially offset by a decrease of approximately $2.2 million in accounts payable and an increase in inventory of approximately $3.0 million due to higher safety stock levels.

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

        Net cash generated by our operating activities amounted to approximately $31.0 million in the year ended December 31, 2008. Net cash generated by operating activities was primarily attributable to net income of approximately $22.4 million adjusted for non-cash items of approximately $7.9 million for share-based compensation, $3.6 million for depreciation and amortization, deferred taxes of $1.3 million and an impairment of an equity investment of $0.5 million, partially offset by gains on short-term investments of $2.3 million. Furthermore, net cash generated by operating activities increased due to an increase of approximately $4.7 million in accrued liabilities primarily associated with payroll and an advance payment from a customer, and an increase of approximately $1.6 million in accounts payable, partially offset by an increase in accounts receivable, net of approximately $6.0 million, an increase in inventory of approximately $1.3 million and an increase of $1.3 million in prepaid expenses and other assets.

  Investing Activities

        Net cash provided from investing activities was approximately $13.1 million in the year ended December 31, 2010. Cash provided from investing activities was primarily attributable to net proceeds and maturities of short-term investments of $25.4 million, partially offset by acquisitions of property and equipment of $11.4 million and an equity investment in a privately-held company of $135,000.

        Net cash used in investing activities was approximately $103.7 million in the year ended December 31, 2009. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $94.8 million, acquisitions of property and equipment of $3.7 million, an equity investment in a privately-held company of $3.5 million and an increase in restricted cash deposits of $880,000.

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

  Financing Activities

        Net cash provided by financing activities was approximately $10.1 million in the year ended December 31, 2010. Cash provided by financing activities was attributable to proceeds from the exercise of share awards of approximately $9.5 million and an excess tax benefit from share-based compensation of approximately $1.1 million, partially offset by principal payments on capital lease obligations of $528,000.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years
	(In thousands)
Commitments under capital lease	$480	$322	$158	$—
Non-cancelable operating lease commitments	9,231	4,857	4,061	313
Service commitments	2,304	1,726	578	—
Purchase commitments	15,144	15,144	—	—

Total	$27,159	$22,049	$4,797	$313

        As of December 31, 2010, we had no contractual obligations expected to have an effect on our liquidity and cash flow in periods beyond five years.

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

        The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2010, our unrecognized tax benefits totaled approximately $1.8 million, which would reduce our income tax expense and effective tax rate, if recognized.

  Acquisition of Voltaire

        On November 29, 2010, we entered into a merger agreement with Voltaire according to which each issued and outstanding ordinary share of Voltaire will be deemed to have been transferred to us in exchange for the right to receive $8.75 in cash, without interest. In addition, each outstanding option and restricted stock unit of Voltaire shall be assumed by us and converted into an option or restricted stock unit using certain conversion ratio.

        On February 7, 2011, all conditions stipulated in the merger agreement had been met and the acquisition was completed. On the closing date we paid to Voltaire shareholders approximately $207.7 million in cash and assumed all of Voltaire's outstanding options held by employees, which were converted into equity awards to acquire an aggregate of 649,614 ordinary shares of the Company.

        We will record the purchase of Voltaire using the business combination method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Voltaire's operations will be included in our consolidated results of operations beginning with the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence its purchase price allocation in the first quarter of fiscal year 2011.

  Recent accounting pronouncements

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

Off-Balance Sheet Arrangements

        As of December 31, 2010, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

        Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, or NIS. We do not enter into derivatives for speculative or trading purposes. In fiscal year 2010, we used foreign currency forward contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income, net or as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. See Note 5, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate fluctuation risk

        We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. The Company, by policy, limits the amount of its credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 5% of the portfolio value at the time of purchase, except U.S. Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor's rating of A2 or A, respectively. The Company has not experienced any significant losses on its cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

        To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $67,000 at December 31, 2010. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2010, approximately $3.9 million of our monthly operating expenses were denominated in NIS. As of December 31, 2010, we had forward contracts in place that hedged future operating expenses of approximately 55.8 million NIS, or approximately $15.7 million based upon the exchange rate as of December 31, 2010. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

  Inflation related risk

        We believe that the rate of inflation in Israel has not had a material impact on our business to date. Our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements required by Item 8 are submitted as a separate section of this report and are incorporated by reference into this Item 8. See Item 15, "Exhibits and Financial Statement Schedules."

Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2010	2010	2010	2010	2009	2009	2009	2009
	(In thousands, except per share data)
Total revenues	$40,693	$37,779	$39,958	$36,210	$35,529	$32,671	$25,286	$22,558
Cost of revenues	(11,477)	(9,861)	(10,189)	(9,023)	(8,673)	(8,092)	(6,552)	(5,352)

Gross profit	29,216	27,918	29,769	27,187	26,856	24,579	18,734	17,206
Operating expenses:
Research and development	15,559	14,973	13,995	12,277	12,555	10,944	10,120	8,622
Sales and marketing	6,237	5,445	5,409	5,013	5,023	4,273	4,036	3,702
General and administrative	3,684	2,675	2,749	2,636	2,553	2,633	1,965	2,202

Total operating expenses	25,480	23,093	22,153	19,926	20,131	17,850	16,121	14,526

Income from operations	3,736	4,825	7,616	7,261	6,725	6,729	2,613	2,680
Other income (loss), net	(352)	55	49	113	(346)	126	197	541

Income before taxes on income	3,384	4,880	7,665	7,374	6,379	6,855	2,810	3,221
Provision for taxes on income(1)	(3,901)	(1,377)	(2,349)	(2,136)	(2,126)	(2,082)	(1,066)	(1,105)

Net income (loss)	$(517)	$3,503	$5,316	$5,238	$4,253	$4,773	$1,744	$2,116

Net income (loss) per share—basic	(0.02)	0.10	0.16	0.16	0.13	0.15	0.05	0.07
Net income (loss) per share—diluted	$(0.02)	$0.10	$0.15	$0.15	$0.12	$0.14	$0.05	$0.06

(1)
See Notes 1 and 9, "The Company and Summary of Significant Accounting Policies" and "Income Taxes," respectively, of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report, for an explanation of the calculation of benefit from (provision for) taxes on income.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

  Changes in Internal Control Over Financial Reporting

        There has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria established in "Internal Control—Integrated Framework," issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the internal controls over financial reporting were effective as of December 31, 2010.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this report.

ITEM 9B—OTHER INFORMATION

        None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

        Our written Code of Business Conduct and Ethics applies to all of our directors and employees, including our executive officers. The Code of Business Conduct and Ethics is available on our website at http://www.mellanox.com. Changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

ITEM 11—EXECUTIVE COMPENSATION

        The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item will be set forth in the Proxy Statement and is incorporated in this report by reference.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

        3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (a)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.
3.1(2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4.1(3)
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
4.2(4)
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
10.1(5)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10.2(6)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10.3(7)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10.4	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers dated August 12, 2010.
10.5(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10.6(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10.7(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.9(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.10(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10.11(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

Exhibit No.	Description of Exhibit
10.14(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10.15(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.16(17)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.17	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord. (as translated from Hebrew).
21.1	List of Company Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(3)
Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)
Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(8)
Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)
Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)
Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)
Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)
Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)
Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(14)
Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)
Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

*
Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Mellanox Technologies, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 4, 2011

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$107,994	$43,640
Short-term investments	141,959	166,357
Restricted cash	3,353	3,160
Accounts receivable, net	19,893	20,418
Inventories	11,717	9,328
Deferred taxes	616	8,605
Prepaid expenses and other current assets	3,871	3,825

Total current assets	289,403	255,333

Property and equipment, net	15,490	9,734
Severance assets	5,792	4,629
Intangible assets, net	290	428
Deferred taxes	1,422	812
Other long-term assets	3,358	4,450

Total assets	$315,755	$275,386

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	6,526	8,775
Other accrued liabilities	16,936	14,804
Capital lease obligations, current	316	528

Total current liabilities	23,778	24,107

Accrued severance	7,355	5,778
Capital lease obligations	158	474
Other long-term obligations	2,774	2,144

Total liabilities	34,065	32,503

Commitments and Contingencies (Note 7)
Shareholders' equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 34,231 and 32,682 shares issued and outstanding at December 31, 2010 and 2009, respectively	141	135
Additional paid-in capital	265,481	240,807
Accumulated other comprehensive income	954	367
Retained earnings	15,114	1,574

Total shareholders' equity	281,690	242,883

Total liabilities and shareholders' equity	$315,755	$275,386

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Total revenues	$154,640	$116,044	$107,701
Cost of revenues	(40,550)	(28,669)	(23,406)

Gross profit	114,090	87,375	84,295

Operating expenses:
Research and development	56,804	42,241	39,519
Sales and marketing	22,104	17,034	15,058
General and administrative	11,744	9,353	8,370

Total operating expenses	90,652	68,628	62,947

Income from operations	23,438	18,747	21,348
Other income (loss), net	(135)	518	3,823

Income before taxes on income	23,303	19,265	25,171
Provision for taxes on income	(9,763)	(6,379)	(2,800)

Net income	$13,540	$12,886	$22,371

Net income per share—basic	$0.40	$0.40	$0.71

Net income per share—diluted	$0.38	$0.39	$0.68

Shares used in computing income per share:
Basic	33,591	32,099	31,436
Diluted	35,483	33,400	32,843

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Shareholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2007	31,040,109	$128	$210,618	$54	$(33,683)	$177,117

Net income	—	—	—	—	22,371	22,371
Unrealized gains on available-for-sale securities	—	—	—	286	—	286
Unrealized losses on derivative contracts	—	—	—	(259)	—	(259)

Comprehensive net income	—	—	—	—	—	22,398
Share-based compensation	—	—	7,936	—	—	7,936
Exercise of share options	574,159	2	1,899	—	—	1,901
Issuance of shares pursuant to employee share purchase plan	160,352	1	1,832	—	—	1,833
Income tax benefit from share options exercised	—	—	1,021	—	—	1,021
Income tax benefit from initial public offering expense	—	—	1,874	—	—	1,874

Balance at December 31, 2008	31,774,620	$131	$225,180	$81	$(11,312)	$214,080

Net income	—	—	—	—	12,886	12,886
Unrealized losses on available-for-sale securities	—	—	—	(156)	—	(157)
Unrealized gains on derivative contracts	—	—	—	442	—	443

Comprehensive net income	—	—	—	—	—	13,172
Share-based compensation	—	—	10,736	—	—	10,736
Exercise of share options	700,624	3	2,223	—	—	2,227
Issuance of shares pursuant to employee share purchase plan	206,529	1	1,437	—	—	1,437
Income tax benefit from share options exercised	—	—	1,231	—	—	1,231

Balance at December 31, 2009	32,681,773	$135	$240,807	$367	$1,574	$242,883

Net income	—	—	—	—	13,540	13,540
Unrealized losses on available-for-sale securities	—	—	—	(90)	—	(90)
Unrealized gains on derivative contracts	—	—	—	677	—	677

Comprehensive net income	—	—	—	—	—	14,127
Share-based compensation	—	—	14,101	—	—	14,101
Exercise of share options	1,349,891	6	6,886	—	—	6,892
Issuance of shares pursuant to employee share purchase plan	199,540	—	2,586	—	—	2,586
Income tax benefit from share options exercised	—	—	1,101	—	—	1,101

Balance at December 31, 2010	34,231,204	$141	$265,481	$954	$15,114	$281,690

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$13,540	$12,886	$22,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,777	4,071	3,619
Allowance for doubtful accounts	112	13	91
Deferred income taxes	7,379	3,638	1,259
Share-based compensation expense	14,101	10,736	7,936
Gain on sale of investments	(775)	(827)	(2,303)
Impairment of investments	750	500	500
Excess tax benefit from share-based compensation	(1,101)	—	—
Changes in operating assets and liabilities:
Accounts receivable	413	2,968	(6,137)
Inventories	(2,951)	(3,014)	(1,344)
Prepaid expenses and other assets	689	(982)	(1,263)
Accounts payable	(2,249)	510	1,562
Accrued liabilities and other liabilities	5,547	2,289	4,721

Net cash provided by operating activities	41,232	32,788	31,012

Cash flows from investing activities:
Purchase of severance-related insurance policies	(789)	(857)	(727)
Purchase of short-term investment	(182,615)	(236,680)	(204,252)
Proceeds from sales of short-term investments	157,377	121,768	143,168
Proceeds from maturities of short-term investments	50,628	20,080	45,050
Purchase of property and equipment	(11,395)	(3,662)	(4,495)
Increase in restricted cash deposit	—	(880)	(1,435)
Purchase of equity investment in a private company	(135)	(3,500)	(1,500)

Net cash provided (used) in investing activities	13,071	(103,731)	(24,191)

Cash flows from financing activities:
Principal payments on capital lease obligations	(528)	(465)	(2,073)
Proceeds from exercise of share awards	9,478	3,664	3,734
Excess tax benefit from share-based compensation	1,101	1,231	1,021

Net cash provided by financing activities	10,051	4,430	2,682

Net increase (decrease) in cash and cash equivalents	64,354	(66,513)	9,503
Cash and cash equivalents at beginning of period	43,640	110,153	100,650

Cash and cash equivalents at end of period	$107,994	$43,640	$110,153

Supplemental disclosures of cash flow information
Interest paid	$1	$4	$1

Income taxes paid	$1,550	$876	$94

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$—	$(259)

Leasehold improvements acquired under operating lease	$—	$—	$(637)

Acquisition of intangible assets under capital leases	$—	$—	$(235)

Inventory capitalization	$562	$426	$—

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Company

        Mellanox Technologies, Ltd., an Israeli corporation, and Mellanox Technologies, Inc., its wholly-owned subsidiary in the United States (collectively referred to as the "Company" or "Mellanox"), were incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance semiconductor interconnect products for computing, storage and communications applications.

  Principles of presentation

        The consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

  Risks and uncertainties

        The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company's financial position and results of operations: unpredictable volume or timing of customer orders; the sales outlook and purchasing patterns of the Company's customers, based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; and the timing of announcements or introductions of new products by the Company's competitors.

        Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company's financial results.

  Use of estimates

        The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, government agency discount notes and commercial paper.

  Restricted cash and deposits

        The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2010 the Company maintained a balance of approximately $672,000 that represents tenant's security deposits restricted due to the tenancy agreement and approximately $2.7 million that represents security deposits restricted due to a foreign exchange management agreement with two banks.

        The restricted deposits are presented at their cost, including accrued interest at rates of approximately 1.6% per annum.

  Fair value of financial instruments

        The Company's financial instruments consist of cash, cash equivalents, short-term investments, forward contracts, accounts receivable, accounts payable and other accrued liabilities. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the investee; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

  Derivatives

        The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company enters into forward contracts designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income, or OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings.

  Short-term investments

        The Company's short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders' equity and included in OCI. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program.

  Concentration of credit risk

        Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company's accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

        The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2010	2009	2008
Hewlett-Packard	15%	15%	19%
Dell	12%	*	*
IBM	*	11%	*
Supermicro Computer Inc	*	10%	*
Sun Microsystems	*	*	17%
QLogic Corporation	*	*	11%

*
Less than 10%

        At December 31, 2010, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10%, respectively, of the Company's total accounts receivable. At December 31, 2009, IBM and Hewlett-Packard accounted for 21% and 13%, respectively, of the Company's total accounts receivable.

        During Q4 2010, Oracle acquired approximately 3.4 million shares of Mellanox common stock. Sales to Oracle during 2010 were $11.8 million, and were conducted at arm's-length. There were no other material transactions with Oracle. At December 31, 2010, accounts receivable from Oracle totaled $27,230.

  Inventory

        Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

market value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels and future sales forecasts. Once established, the original cost of the Company's inventory less the related inventory reserve represents the new cost basis of such products.

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

  Impairment of long-lived assets

        Long-lived assets include equipment, furniture and fixtures and intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

  Revenue recognition

        The Company recognizes revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

title and risk of loss transfer to the customer. The Company's standard arrangement with its customers typically includes freight-on-board shipping point and no right of return and no customer acceptance provisions. The customer's obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, the Company considers the number of years the customer has been in business and the history of the Company's collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

        A portion of the Company's sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues, or an operating expense.

        The Company also maintains inventory, or hubbing, arrangements with certain customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize product revenue unless and until the customer reports it has removed the Company's product from the warehouse to be incorporated into its end products.

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

        For multiple element arrangements, that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is allocated to the separate elements based on fair value. Effective October 1, 2009 the Company adopted authoritative guidance allowing the allocation of the arrangement consideration using the Company's best estimate of selling price. The change was made prospectively from the beginning of the fiscal year 2009 and did not have a material impact on the Company's consolidated financial statements, including interim consolidated financial statements reported in the year of adoption. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value or best estimate selling price of the undelivered elements and the residual revenue is allocated to the delivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. In the arrangements described above, the Company recognizes revenue upon shipment of each element, hardware or software, assuming all other basic revenue recognition criteria are met, as both the hardware and software are considered delivered elements and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

the only undelivered element is post-contract customer support. The revenue from the post-contract customer support is recognized ratably over the term of the related contract.

        The Company accounts for multiple element arrangements that consist of software or software-related products, including the sale of upgrades to previously sold software and post-contract customer support, in accordance with industry specific accounting guidance for software and software-related transactions. For such transactions, revenue on arrangements that include multiple elements is allocated to each element based on the relative fair value of each element, and fair value is determined by vendor-specific objective evidence, or VSOE. If the Company cannot objectively determine the fair value of any undelivered element included in such multiple-element arrangements, the Company defers revenue until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements. When the fair value of a delivered element has not been established, but fair value exists for the undelivered elements, the Company uses the residual method to recognize revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered elements and is recognized as revenue. Post-contract support is recognized ratably over the term of the related contract.

        Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

  Product warranty

        The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company's liability for product warranty during the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
	(In thousands)
Balance, beginning of the period	$902	$997
New warranties issued during the period	605	687
Reversal of warranty reserves	(346)	(426)
Settlements during the period	(354)	(356)

Balance, end of the period	$807	$902

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Research and development

        Costs incurred in research and development are charged to operations as incurred, including mask sets. The Company expenses all costs for internally developed patents as incurred. Total research and development operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2010, 2009 and 2008 were $56.8 million, $42.2 million and $39.5 million, respectively.

  Advertising

        Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $342,000, $26,000 and $155,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

  Share-based compensation

        The Company has in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. In 2010 the Company began granting restricted share units to employees and non-employee members of the Board of Directors. The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

        The Company estimates the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying ordinary share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each optionee's requisite service period, which is generally the vesting period.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Comprehensive income

        Accumulated other comprehensive income, net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains on available-for-sale securities, and the accumulated unrealized gains related to derivative instruments accounted for as cash flow hedges (in thousands).

	December 31,
	2010	2009
Accumulated net unrealized gain on:
Available-for-sale securities	$94	$184
Derivative instruments	860	183

Total accumulated other comprehensive income	$954	$367

        The amount of income tax expense allocated to unrealized gain on available-for-sale securities and hedging activities was not material at December 31, 2010 and 2009.

  Foreign currency translation

        The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of "Other income, net."

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	December 31,
	2010	2009	2008
	(In thousands, except per share data)
Net income	$13,540	$12,886	$22,371

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	33,591	32,099	31,436
Dilutive effect of employee stock option plan	1,892	1,301	1,407

Shares used to compute diluted net income per share	35,483	33,400	32,843

Net income per share—basic	$0.40	$0.40	$0.71

Net income per share—diluted	$0.38	$0.39	$0.68

        The Company excluded outstanding options of 0.4 million, 2.9 million and 2.7 million for the years ended December 31, 2010, 2009, and 2008, respectively from the computation of diluted net income per share, because including them would have had an anti-dilutive effect. There were no anti-dilutive restricted stock units for the year- ended December 31, 2010, which was the year the Company began granting restricted stock units.

  Segment reporting

        The Company has one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products.

  Income taxes

        To prepare the Company's consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet.

        The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the "more likely than not" criteria. The Company's judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company's assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company's effective tax rate

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

  Recent accounting pronouncements

        In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31,
	2010	2009
	(In thousands)
Cash and cash equivalents:
Cash	$40,847	$14,359
Money market funds	67,147	29,281

	$107,994	$43,640

Accounts receivable, net:
Accounts receivable	$20,295	$20,708
Less: allowance for doubtful accounts	(402)	(290)

	$19,893	$20,418

Inventories:
Raw materials	$2,043	$941
Work-in-process	1,728	1,497
Finished goods	7,946	6,890

	$11,717	$9,328

Prepaid expense and other:
Prepaid expenses	$1,754	$1,648
Forward contracts	860	183
Income tax and VAT receivable	729	949
Other receivable	413	949
Other	115	96

	$3,871	$3,825

Property and equipment, net:
Computer equipment and software	$38,179	$28,175
Furniture and fixtures	1,980	1,809
Leasehold improvements	3,320	2,184

	43,479	32,168
Less: Accumulated depreciation and amortization	(27,989)	(22,434)

	$15,490	$9,734

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS: (Continued)

        Depreciation and amortization expense totaled approximately $5.8 million, $4.1 million and $3.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

	December 31,
	2010	2009
	(In thousands)
Other long-term assets:
Equity investments in private companies	$3,000	$4,000
Prepaid expenses	244	387
Long term deposits	114	63

	$3,358	$4,450

Other accrued liabilities:
Payroll and related expenses	$9,512	$8,170
Professional services	3,472	3,169
Deferred revenue	489	431
Deferred margin from distributors	562	55
Income tax payable	248	683
Other	2,653	2,296

	$16,936	$14,804

Other long-term obligations:
Federal income tax payable	$1,754	$1,510
Deferred revenue, net of cost of revenues	563	—
Other	457	634

	$2,774	$2,144

NOTE 3—INVESTMENTS AND FAIR VALUE MEASUREMENTS:

  Fair value hierarchy:

        The Company measures its cash equivalents and marketable securities at fair value. The Company's cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVESTMENTS AND FAIR VALUE MEASUREMENTS: (Continued)

        The following table represents the fair value hierarchy of the Company's financial assets measured at fair value as of December 31, 2010. There were no financial liabilities as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$67,147	$—	$—	$67,147
Certificates of deposit	—	40,258	—	40,258
U.S. Government bonds	—	7,021	—	7,021
Agency fixed rate securities	—	23,905	—	23,905
Agency discount notes	—	48,469	—	48,469
U.S. Treasury securities	—	17,496	—	17,496
Equity securities	—	301	—	301
Forward contracts	—	860	—	860

Total financial assets	$67,147	$138,310	$—	$205,457

        The following table represents the fair value hierarchy of the Company's financial assets measured at fair value as of December 31, 2009. There were no financial liabilities as of December 31, 2009.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$29,281	$—	$—	$29,281
U.S. Government bonds	—	5,746	—	5,746
Agency fixed rate securities	—	34,310	—	34,310
Agency discount notes	—	61,781	—	61,781
U.S. Treasury securities	—	64,520	—	64,520
Forward contracts	—	183	—	183

Total financial assets	$29,281	$166,540	$—	$195,821

  Short-term investments:

        At December 31, 2010 and 2009, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Money market funds	$67,147	$—	$67,147
U.S. Treasury and agency securities	141,865	94	141,959

Total investments in marketable securities	209,012	94	209,106
Less amounts classified as cash equivalents	(67,147)	—	(67,147)

	$141,865	$94	$141,959

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—INVESTMENTS AND FAIR VALUE MEASUREMENTS: (Continued)

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Money market funds	$29,281	$—	$29,281
U.S. Treasury and agency securities	166,173	184	166,357

Total investments in marketable securities	195,454	184	195,638
Less amounts classified as cash equivalents	(29,281)	—	(29,281)

	$166,173	$184	$166,357

        The contractual maturities of marketable securities classified as short-term investments at December 31, 2010 and 2009 are due in one year or less. Realized gains upon the sale of marketable securities were approximately $775,000 and $827,000 for the years ended December 31, 2010 and December 31, 2009, respectively.

  Investments in privately-held companies:

        As of December 31, 2010, the Company held a $3.0 million investment in a privately-held company. This investment in accounted for under the cost method. To determine if the investment is recoverable, the Company monitors the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

        During 2010 the Company maintained investments in two privately held companies and identified certain events and changes in circumstances indicating that the fair value of these investments had been negatively impacted. The Company determined that it will not be able to recover these investments in full within the foreseeable future. As a result, the Company recorded a $0.75 million impairment loss on a write-down of these investments to reduce their carrying value to an expected recoverable amount. The impairment loss write-down was included in other income, net on the Consolidated Statements of Operations. During the fourth quarter of 2010, one of these investments was sold at a value that approximated its carrying cost at that time.

NOTE 4—INTANGIBLE ASSETS:

	December 31,
	2010	2009
	(In thousands)
Licensed technology	$946	$866
Less: Accumulated amortization	(656)	(438)

	$290	$428

        Amortization expense of intangible assets totaled approximately $218,000, $179,000 and $165,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense is expected to be approximately $218,000 for the year ended December 31, 2011, and approximately $72,000 for the year ended December 31, 2012. The intangible assets are expected to be fully amortized in 2012.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DERIVATIVES AND HEDGING ACTIVITIES:

        The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into forward contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel ("NIS") against the U.S. dollar. The Company's primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

        The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of OCI and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company's hedge effectiveness, is recognized as other income, net immediately. The net gains or losses relating to ineffectiveness were not material in the year ended December 31, 2010. As of December 31, 2010, the Company had forward contracts in place that hedged future operating expenses of approximately 55.8 million NIS, or approximately $15.7 million based upon the exchange rate as of December 31, 2010. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

        The Company does not use derivative financial instruments for purposes other than cash flow hedges.

  Fair Value of Derivative Contracts

        The fair value of derivative contracts as of December 31, 2010 and December 31, 2009 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31,		December 31,
	2010	2009	2010	2009
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$860	$183	$—	$—

Total derivatives designated as hedging instruments	$860	$183	$—	$—

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

  Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

        The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2010 and 2009, and their impact on OCI for the year ended December 31, 2010 (in thousands):

December 31, 2009	$183
Amount of gain recognized in OCI (effective portion)	1,240
Amount of gain reclassified from OCI to income (effective portion)	(563)

December 31, 2010	$860

        Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

  Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations

        Impact of derivative contracts on total operating expense in the twelve months ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$563	$(546)	$(215)

NOTE 6—EMPLOYEE BENEFIT PLANS:

        The Company adopted a 401(k) Profit Sharing Plan and Trust (the "401(k) Plan") effective January 2000, which is intended to qualify under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit of $16,500 for the year ended December 31, 2010, subject to certain limitations. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were approximately $286,000 and $228,000 for the years ended December 31, 2010 and 2009, respectively.

        Under Israeli law, the Company is required to make severance payments to its retired or dismissed Israeli employees and Israeli employees leaving its employment in certain other circumstances. The severance pay liability of the Company to its Israeli employees is calculated based on the salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies in the name of the employees. The surrender value of the insurance policies is presented in long-term assets. Severance pay expenses for years ended December 31, 2010, 2009 and 2008 were approximately

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—EMPLOYEE BENEFIT PLANS: (Continued)

$1,242,000, $419,000 and $799,000, respectively, and included gains of $481,000, $503,000 and losses of $277,000, respectively, from investments in severance assets. The severance pay detail is as follows:

	December 31,
	2010	2009
	(In thousands)
Accrued severance liability	$7,355	$5,778
Severance assets	5,792	4,629

Unfunded portion	$1,563	$1,149

NOTE 7—COMMITMENTS AND CONTINGENCIES:

  Leases

        The Company leases office space and motor vehicles under operating leases with various expiration dates through 2014. Rent expense was approximately $2.8 million, $2.1 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $3.3 million and $3.3 million for the years ended December 31, 2010 and 2009, respectively. At December 31, 2010, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $9.7 million. For the years ended December 31, 2010 and 2009, the accumulated amortization for assets under capital lease agreements totaled approximately $2.7 million and $2.3 million, respectively. At December 31, 2010, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2011	$322	$4,857
2012	158	3,004
2013	—	1,057
2014	—	313

Total minimum lease payments and sublease income	$480	$9,231

Less: Amount representing interest	(6)

Present value of capital lease obligations	474
Less: Current portion	(316)

Long-term portion of capital lease obligations	$158

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—COMMITMENTS AND CONTINGENCIES: (Continued)

  Service commitments

        At December 31, 2010, the Company had non-cancelable service commitments of $2.3 million, $1.7 million of which is expected to be paid in 2011 and $578,000 in 2012 and beyond.

  Purchase commitments

        At December 31, 2010, the Company had non-cancelable purchase commitments of $15.1 million expected to be paid within one year. At December 31, 2010, the Company had no non-cancelable purchase commitments with suppliers beyond one year.

  Acquisition of Voltaire

        On November 29, 2010, the Company entered into a merger agreement with Voltaire, according to which each issued and outstanding ordinary share of Voltaire will be deemed to have been transferred to the Company in exchange for the right to receive $8.75 in cash, without interest. In addition, each outstanding option and restricted stock unit of Voltaire shall be assumed by the Company and converted into an option or restricted stock unit of the Company using certain conversion ratio.

  Royalty obligations

        Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the "BIRD Foundation"). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of "qualifying" product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the "qualifying" products, no additional amounts are required to be paid. At December 31, 2010, the Company had repaid and accrued approximately $560,000 to the BIRD Foundation, and the contingent liability in respect of royalties payable is approximately $340,000.

        OCS consent is required for the Company to transfer technologies developed with OCS funding to third parties in Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of intellectual property rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports of products from Israel or the sale of products developed with these technologies. The Company does not anticipate the need to transfer any of its intellectual property rights outside of Israel at this time.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE OPTION PLANS:

        The Company has four option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans") and the 2006 Global Share Incentive Plan (the "Global Plan").

        The Company has authorized for issuance under the Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan.

        The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 shares annually on January 1, 2011, 2010 and 2009, respectively.

        The following table summarizes the activity under the Global Plan and other share-based arrangements:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2007	6,029,526	$9.68
Options granted	1,926,438	$10.30
Options exercised	(574,159)	$3.31
Options canceled	(453,186)	$12.90

Outstanding at December 31, 2008	6,928,619	$10.20
Options granted	2,778,031	$10.72
Options exercised	(700,624)	$3.18
Options canceled	(2,602,347)	$17.05

Outstanding at December 31, 2009	6,403,679	$8.38
Options granted	605,340	$21.73
Options exercised	(1,338,223)	$5.15
Options canceled	(235,822)	$10.99

Outstanding at December 31, 2010	5,434,974	$10.56

        The weighted average fair value of options granted was approximately $12.51, $7.73, and $6.12 for the years ended December 31, 2010, 2009 and 2008, respectively.

        The total pretax intrinsic value of options exercised in 2010 was $23.2 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $26.17 on December 31, 2010, the total pretax intrinsic value of all outstanding options was

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE OPTION PLANS: (Continued)

$84.8 million. The total pretax intrinsic value of exercisable options at December 31, 2010 was $52.6 million.

        Effective January 2010, the Company began granting restricted stock units under the Global Plan. Restricted stock units represent a right to receive ordinary shares of the Company at a future vesting date with no cash payment from the holder. In general, restricted stock units vest over four years from the grant date.

        Restricted stock units activity in the Period ended December 31, 2010 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2009	—	$—
Restricted stock units granted	437,008	19.93
Restricted stock units vested	(11,668)	22.54
Restricted stock units canceled	(10,395)	19.89

Non vested restricted stock units at December 31, 2010	414,945	$19.86

        The weighted average fair value of restricted stock units granted was $19.93 for the year ended December 31, 2010. The total intrinsic value of all outstanding restricted stock units was $10.9 million as of December 31, 2010.

        The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2010:

Number of Shares
Stock options outstanding	5,434,974
Restricted stock units	414,945
Stock authorized for future issuance	1,017,257
ESPP shares available for future issuance	114,302

Total shares reserved for future issuance as of December 31, 2010	6,981,478

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE OPTION PLANS: (Continued)

        The following tables provide additional information about all options outstanding and exercisable at December 31, 2010:

	Options Outstanding at December 31, 2010			Options Exercisable at December 31, 2010
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.30 - $6.65	641,782	3.05	$3.53	641,782	$3.53
$7.27 - $7.44	51,074	7.20	$7.31	25,684	$7.35
$8.23 - $8.23	859,158	7.97	$8.23	406,913	$8.23
$8.45 - $9.19	968,005	6.59	$9.07	763,898	$9.12
$9.20 - $10.23	1,736,680	8.31	$10.23	876,667	$10.23
$10.24 - $14.58	390,595	8.50	$12.39	145,395	$12.31
$14.59 - $18.43	180,471	7.55	$17.21	122,072	$17.10
$18.87 - $20.85	304,480	9.31	$19.75	18,084	$19.40
$20.86 - $24.11	144,180	9.65	$23.03	—	$—
$24.12 - $24.40	158,550	9.50	$24.33	1,389	$24.19

$1.30 - $24.40	5,434,974	7.43	$10.56	3,001,884	$8.66

        The Employee Share Purchase Plan, or ESPP, is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. 571,428 shares have been initially reserved for issuance pursuant to purchase rights under the ESPP. In addition, the number of ordinary shares reserved under the Company's ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2009, by a number of ordinary shares equal to the lower of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares or (iii) a smaller number of shares as determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2010 and 2009, 199,540 and 206,529 shares, respectively, were issued under this plan at weighted average per share prices of $12.96 and $6.96, respectively. At December 31, 2010, 114,302 shares were available for future issuance under the ESPP. On January 1, 2011 the number of shares available under the Company's ESPP increased automatically by 171,428 shares.

Share-based compensation

        The Company has in effect share incentive plans under which incentive share options have been granted to employees and non-qualified share options have been granted to employees and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE OPTION PLANS: (Continued)

non-employee members of the Board of Directors. In January 2010, the Company began granting restricted stock units to employees and non-employees of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

        The following weighted average assumptions are used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2010, 2009 and 2008:

	Employee Stock Options			Employee Stock Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Dividend yield,%	—	—	—	—	—	—
Expected volatility,%	59.8	62.9	62.6	54.7	56.1	54.9
Risk free interest rate,%	2.18	2.61	2.42	0.10	0.10	1.76
Expected life, years	6.23	6.20	6.25	0.53	0.53	0.50
Estimated forfeiture rate,%	8.53	8.66	8.40	—	—	—

        The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Share-based compensation expense by caption:
Cost of goods sold	$385	$305	$228
Research and development	8,031	6,562	4,936
Sales and marketing	2,730	2,125	1,597
General and administrative	2,955	1,744	1,175

Total share-based compensation expense	$14,101	$10,736	$7,936

Share-based compensation expense by type of award:
Share options	$11,017	$10,233	$7,242
ESPP	1,053	503	694
Restricted Stock	2,031	—	—

Total share-based compensation expense	$14,101	$10,736	$7,936

        At December 31, 2010, there was $25.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.20 years.

  Share option exchange program

        In April 2009, the Company completed an offer to exchange certain employee share options issued under the Global Plan. The option exchange program allowed eligible employees, executive management and contractors of the Company to exchange their outstanding options that had an

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—SHARE OPTION PLANS: (Continued)

exercise price greater than $13.65 per share for a lesser number of options calculated in accordance with exchange ratios. Members of the Company's Board of Directors were not allowed to participate in the program. The ratios were determined using the Black-Scholes option pricing model based on, among other things, the closing price of the Company's ordinary shares as quoted on The NASDAQ Global Select Market on March 16, 2009 and the exercise prices of the options eligible for exchange. The exchange ratios used were as follows:

Exercise Price Range	Shares Subject to Option Surrendered	Shares Subject to Replacement Option Granted
$13.66 to $16.99	1.10	1
$17.00 and above	1.21	1

        Pursuant to the program, 255 eligible participants tendered, and the Company accepted for exchange, options to purchase an aggregate of 2,340,334 ordinary shares, representing approximately 96% of eligible options. In exchange, the Company granted 1,983,797 options with an exercise price of $10.23 per share, which was the closing price of the Company's ordinary shares as reported by the NASDAQ Global Select Market on April 22, 2009.

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

NOTE 9—INCOME TAXES:

        The components of income before income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
United States	$2,324	$976	$1,194
Foreign	20,979	18,289	23,977

Income before income taxes	$23,303	$19,265	$25,171

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES: (Continued)

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
U.S. federal	$1,660	$1,241	$1,448
State and local	462	214	289
Foreign	262	152	(196)

	2,384	1,607	1,541

Deferred:
U.S. federal	$(848)	$(279)	$(497)
State and local	46	15	(128)
Foreign	8,181	5,036	1,884

	7,379	4,772	1,259

Provision for taxes on income	$9,763	$6,379	$2,800

        At December 31, 2010 and 2009, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$3,345	$8,819
Research and development costs	—	2,548
Reserves and accruals	1,858	1,283
Depreciation and amortization	181	(47)

Gross deferred tax assets	5,384	12,603
Valuation allowance	(3,345)	(3,186)

Deferred tax assets, net	2,039	9,417
Deferred tax liabilities	—	—

Net deferred tax assets	$2,039	$9,417

        The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES: (Continued)

        At December 31, 2010, the Company had foreign net operating loss carryforwards of approximately $16.4 million. The foreign net operating losses have no expiration date.

        The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	1.1	1.2	0.5
Meals and entertainment	0.1	0.1	0.1
Tax at rates other than the statutory rate	5.6	(5.3)	(33.2)
Share-based compensation	1.6	2.8	2.0
Changes in valuation allowance	—	—	5.0
Other, net	(0.5)	0.3	2.7

Provision for taxes	41.9%	33.1%	11.1%

        The Company calculates the pool of excess tax benefits available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital (APIC) pool (net tax benefit situation). For the years ended December 31, 2010 and 2009, the Company recognized a tax benefit to APIC of $1.1 and $1.2 million, respectively.

        The Company's operations in Israel have been granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Yokneam operations to begin in 2011 and expire in 2020. Income that is attributable to the Company's operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. Currently, the Company expects the Approved Enterprise Tax Holiday associated with its Tel Aviv operations to begin in 2011 and expire between the years 2015 and 2018. In connection with the commencement of the Approved Enterprise Tax Holiday in 2011, all deferred tax assets associated with our Yokneam and Tel-Aviv operations were remeasured at a 0% rate. As a result, the Company recognized $3.6 million as tax expense during the fourth quarter of 2010.

        As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES: (Continued)

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

        As of December 31, 2010 and 2009, the unrecognized tax benefits totaled approximately $1.8 million and $1.4 million, respectively, which would reduce the Company's income tax expense and effective tax rate, if recognized.

        The following summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2010	2009
	(In thousands)
Gross unrecognized tax benefits, beginning of the period	$1,442	$1,714
Increases in tax positions for prior years	—	—
Decreases in tax positions for prior years	(395)	(665)
Increases in tax positions for current year	707	393
Decreases in tax positions for current year	—	—

Gross unrecognized tax benefits, end of the period	$1,754	$1,442

        It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2010, 2009 and 2008, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $95,000, $67,000 and $20,000, respectively. For unrecognized tax benefits that existed at December 31, 2010, the Company does not anticipate any significant changes within the next twelve months.

        The Company files income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2006 through 2010 tax years are open and may be subject to potential examination in one or more jurisdictions. Our income tax return for the 2008 tax year was under examination by the Internal Revenue Service (IRS). The result of this examination did not have a material impact on our financial condition and results of operations.

NOTE 10—SEGMENT INFORMATION:

        The Company operates in one reportable segment, the development, manufacturing, marketing and sales of semiconductor interconnect products. The Company's chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SEGMENT INFORMATION: (Continued)

        Revenues by geographic region are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
North America	$69,622	$41,843	$56,432
Israel	10,265	8,158	11,994
Europe	20,003	18,868	15,341
Asia	54,750	47,175	23,934

Total revenue	$154,640	$116,044	$107,701

        Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

        Revenues by product group are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
IC/Semiconductors	$57,030	$38,972	$47,801
Adapter Cards	67,085	61,556	56,540
Switch systems	19,461	9,996	1,111
Accessories and other	11,064	5,520	2,249

Total revenue	$154,640	$116,044	$107,701

        Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2010	2009
	(In thousands)
Israel	$14,354	$8,291
United States	1,136	1,443

Total property and equipment, net	$15,490	$9,734

        Property and equipment, net is attributed to the geographic location in which it is located.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—OTHER INCOME, NET:

        Other income, net, is summarized in the following table:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Interest income	$1,128	$1,289	$4,187
Foreign exchange gains (losses)	(316)	(36)	84
Loss on equity investment in privately-held companies	(750)	(500)	(500)
Other	(197)	(235)	52

Total other income (loss), net	$(135)	$518	$3,823

NOTE 12—SUBSEQUENT EVENTS:

        February 7, 2011, the Company acquired Voltaire, a public company, for approximately $207.7 million in cash. In addition the Company assumed all of Voltaire's outstanding options held by employees, which were converted into equity awards to acquire an aggregate of 649,614 ordinary shares of the Company.

        The Company will record the purchase of Voltaire using the business combination method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of Voltaire's operations will be included in our consolidated results of operations beginning with the date of the acquisition. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence its purchase price allocation in the first quarter of fiscal 2011.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions(1)	Balance at End of Year
	(In thousands)
Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$290	$112	$—	$402
Allowance for sales returns and adjustments	15	60	—	75
Income tax valuation allowance	3,186	188	(131)	3,243

Total	$3,491	$360	$(131)	$3,982

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$277	$59	$(46)	$290
Allowance for sales returns and adjustments	15	—	—	15
Income tax valuation allowance	3,236	125	(175)	3,186

Total	$3,528	$184	$(221)	$3,491

Year ended December 31, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$186	$125	$(34)	$277
Allowance for sales returns and adjustments	109	(94)	—	15
Income tax valuation allowance	2,491	745	—	3,236

Total	$2,786	$776	$(34)	$3,528

(1)
Deductions for Allowance for doubtful accounts are for accounts receivable written-off.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2011.

MELLANOX TECHNOLOGIES, LTD.
By:	/s/ EYAL WALDMAN Eyal Waldman President and Chief Executive Officer

        KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eyal Waldman and Michael Gray, and each of them, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ EYAL WALDMAN Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	March 4, 2011
/s/ MICHAEL GRAY Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	March 4, 2011
/s/ DOV BAHARAV Dov Baharav	Director	March 4, 2011
/s/ GLENDA DORCHAK Glenda Dorchak	Director	March 4, 2011
/s/ IRWIN FEDERMAN Irwin Federman	Director	March 4, 2011

Signature	Title	Date

/s/ AMAL JOHNSON Amal Johnson	Director	March 4, 2011
/s/ THOMAS J. RIORDAN Thomas J. Riordan	Director	March 4, 2011
/s/ C. THOMAS WEATHERFORD C. Thomas Weatherford	Director	March 4, 2011

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.
3.1(2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).
4.1(3)
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
4.2(4)
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
10.1(5)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10.2(6)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10.3(7)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10.4	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers dated August 12, 2010.
10.5(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).
10.6(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10.7(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.9(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.10(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.
10.11(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

Exhibit No.	Description of Exhibit
10.14(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).
10.15(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.16(17)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.17	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord. (as translated from Hebrew).
21.1	List of Company Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)
Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(3)
Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)
Incorporated by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(5)
Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(8)
Incorporated by reference to Exhibit 10.9 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)
Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)
Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)
Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)
Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(13)
Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on December 7, 2006.

(14)
Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(15)
Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 24, 2008.

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

*
Indicates management contract or compensatory plan, contract or arrangement.