Form 10-Q
period 2011-03-31
Mellanox Technologies, Ltd.
filed 2011-05-09
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 29, 2011, was 34,773,964.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,496	$107,994
Short-term investments	33,701	141,959
Restricted cash	5,148	3,353
Accounts receivable, net	35,452	19,893
Inventories	15,289	11,717
Deferred taxes and other current assets	8,615	4,487
Total current assets	152,701	289,403
Property and equipment, net	22,057	15,490
Severance assets	9,274	5,792
Intangible assets, net	34,487	290
Goodwill	132,885	—
Deferred taxes and other long-term assets	5,623	4,780
Total assets	$357,027	$315,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,893	$6,526
Other accrued liabilities	24,378	15,885
Deferred revenue	4,088	1,051
Capital lease obligations, current	316	316
Total current liabilities	44,675	23,778
Accrued severance	12,110	7,355
Deferred revenue	2,028	563
Capital lease liabilities	79	158
Other long-term liabilities	3,219	2,211
Total liabilities	62,111	34,065
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	142	141
Additional paid-in capital	279,963	265,481
Accumulated other comprehensive income	1,321	954
Retained earnings	13,490	15,114
Total shareholders’ equity	294,916	281,690
Total liabilities and shareholders’ equity	$357,027	$315,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Total revenues	$55,057	$36,210
Cost of revenues	19,416	9,023
Gross profit	35,641	27,187
Operating expenses:
Research and development	20,310	12,277
Sales and marketing	8,555	5,013
General and administrative	8,445	2,636
Total operating expenses	37,310	19,926
Income (loss) from operations	(1,669)	7,261
Other income, net	48	113
Income (loss) before taxes	(1,621)	7,374
Provision for taxes on income	(3)	(2,136)
Net income (loss)	$(1,624)	$5,238
Net income (loss) per share — basic	$(0.05)	$0.16
Net income (loss) per share — diluted	$(0.05)	$0.15
Shares used in computing income per share:
Basic	34,490	32,960
Diluted	34,490	34,759

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(1,624)	$5,238
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,918	1,089
Deferred income taxes	450	1,767
Share-based compensation expense	4,278	3,388
Gain on sale of investments	(77)	(153)
Excess tax benefits from share-based compensation	—	(271)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(3,136)	(1,704)
Inventories	1,027	(3,228)
Prepaid expenses and other assets	(1,586)	1,092
Accounts payable	6,826	897
Accrued liabilities and other payables	3,545	(21)
Net cash provided by operating activities	13,621	8,094
Cash flows from investing activities:
Acquisition of Voltaire ltd., net of cash acquired of $3,961	(203,704)	—
Purchase of severance-related insurance policies	(201)	(185)
Purchases of short-term investments	(22)	(74,250)
Proceeds from sales of short-term investments	135,196	56,567
Proceeds from maturities of short-term investments	—	18,687
Purchase of property and equipment	(2,211)	(3,674)
Net cash used in investing activities	(70,942)	(2,855)
Cash flows from financing activities:
Principal payments on capital lease obligations	(79)	(251)
Proceeds from exercise of share awards	3,902	3,046
Excess tax benefit from share-based compensation	—	271
Net cash provided by financing activities	3,823	3,066
Net increase (decrease) in cash and cash equivalents	(53,498)	8,305
Cash and cash equivalents at beginning of period	107,994	43,640
Cash and cash equivalents at end of period	$54,496	$51,945

Non-cash financing activities:
Vested share awards issued in connection with Voltaire acquisition	$6,303	$—

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

Principles of presentation

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter.

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

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following:

Business combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The process of estimating the fair values requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. The Company amortizes its intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would be required to impair the related IPR&D asset.

Goodwill is measured and tested on an annual basis or more frequently if the Company believes indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. The Company has one reporting unit, the fair value of which is determined to equal the market capitalization of the Company as determined through quoted market prices, adjusted for a reasonable control premium. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. The Company has not been required to perform this second step of the process because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Intangible assets are tested for impairment when indicators of impairment, such as reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2011	2010
Hewlett Packard	24%	16%
Voltaire	**	12%
IBM	14%	*
Oracle	13%	*

*                      Less than 10%

**               Less than 10% on revenues for the current period prior to the Company’s acquisition of Voltaire on February 7, 2011.

At March 31, 2011, IBM and Hewlett-Packard accounted for 21% and 19%, respectively, of the Company’s total accounts receivable. At December 31, 2010, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10%, respectively, of the Company’s total accounts receivable.

At March 31, 2011, Oracle held approximately 3.4 million shares of Mellanox common stock.  Sales to Oracle and / or its contract manufacturers in the three months ended March 31, 2011 were $7.2 million, and were conducted at arm’s-length. At March 31, 2011, accounts receivable from Oracle totaled $24,840.

Product warranty

Changes in the Company’s liability for product warranty during the three months ended March 31, 2011 and 2010 are included in Other accrued liabilities and are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Balance, beginning of the period	$807	$902
Warranties issued during the period	280	139
Reversal of warranty reserves	(90)	(91)
Settlements during the period	(100)	(74)
Balance, end of the period	$897	$876

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2011	2010

Net income (loss)	$(1,624)	$5,238
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	34,490	32,960
Dilutive effect of employee stock option plans	—	1,799
Shares used to compute diluted net income per share	34,490	34,759
Net income (loss) per share — basic	$(0.05)	$0.16
Net income (loss) per share — diluted	$(0.05)	$0.15

The Company excluded 372,375 outstanding options for the three months ended March 31, 2010, from the computation of diluted net income (loss) per ordinary share, because including these outstanding options would have had an anti-dilutive effect. The Company excluded 1,199 restricted shares for the three months ended March 31, 2010, from the computation of diluted net income (loss) per ordinary share because including these restricted shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2011, the Company adopted the authoritative guidance, issued by the FASB in December 2010, on the application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

Effective January 1, 2011, the Company adopted the authoritative guidance, issued by the FASB in December 2010, related to the disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only.

NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31, 2011	December 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$35,854	$20,295
Less: Allowance for doubtful accounts	(402)	(402)
	$35,452	$19,893
Inventories:
Raw materials	$4,204	$2,043
Work-in-process	2,006	1,728
Finished goods	9,079	7,946
	$15,289	$11,717

Deferred taxes and other current assets
Prepaid expenses	$3,227	$1,754
Forward contracts	1,433	860
Income tax and VAT receivables	1,402	729
Deferred taxes	810	616
Other receivables	1,585	413
Other	158	115
	$8,615	$4,487
Property and equipment, net:
Computer equipment and software	$43,686	$38,179
Furniture and fixtures	2,390	1,980
Leasehold improvements	6,039	3,320
	52,115	43,479
Less: Accumulated depreciation and amortization	(30,058)	(27,989)
	$22,057	$15,490
Deferred taxes and other long-term assets:
Equity investments in private companies	$3,000	$3,000
Deferred taxes	954	1,422
Restricted cash long term	1,193	—
Other assets	476	358
	$5,623	$4,780
Other accrued liabilities:
Payroll and related expenses	$13,290	$9,512
Professional services	7,575	3,472
Other	3,513	2,901
	$24,378	$15,885
Other long-term obligations:
Federal income tax payable	$2,797	$1,754
Other	422	457
	$3,219	$2,211

NOTE 3 — BUSINESS COMBINATIONS:

On February 7, 2011, the Company completed its acquisition of Voltaire Ltd. (“Voltaire”), an Israeli-based public company, pursuant to an Agreement of Merger (the “Merger Agreement”) dated November 29, 2010. Under the Merger Agreement, the Company’s wholly owned subsidiary merged with and into Voltaire (the “Merger”) with Voltaire continuing after the Merger as a surviving corporation and a wholly owned subsidiary of the Company.

Voltaire’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning February 7, 2011. Acquisition costs related to the merger of Voltaire of $4.4 million were expensed as incurred in general and administrative expenses in the unaudited consolidated statement of operations for the three months ended March 31, 2011.

Under the terms of the Merger Agreement, the Company paid $207.7 million in cash ($203.7 million net of cash received) and issued to Voltaire employees options to purchase 564,878 shares of the Company’s ordinary shares and 84,736 restricted stock units (“RSUs”) of the Company’s ordinary shares with an aggregate value of $13.6 million, in exchange for their options to purchase shares and restricted stock units of Voltaire. The Company recorded $6.3 million as part of the purchase price, which represents options and RSUs that were vested at the acquisition date. The remaining unvested options and RSUs will result in compensation expense of $7.3 million. This amount will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

Based on Voltaire equity awards outstanding on February 7, 2011, the purchase price is as follows (in thousands):

Purchase price:
Cash	$207,665
Fair value of equity awards attributable to pre-acquisition services	6,303
Total purchase price	$213,968

The fair value of the exchanged options was determined based on the closing price of the Company’s ordinary shares on February 7, 2011 of $27.72 using a Black-Scholes valuation model with the following weighted-average assumptions: expected life of 3.98 years, volatility of 66.2%, risk-free interest rate of 1.83%, and dividend yield of zero. The fair value of the exchanged RSUs was determined based on the per share value of the underlying Company ordinary shares of $27.72 per share at February 7, 2011.

The Company accounted for the transaction using the acquisition method, and accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The Company’s preliminary allocation of the total purchase price is summarized below (in thousands):

Preliminary purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885
Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)
Total liabilities	(17,975)
Total preliminary purchase price allocation	$213,968

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented above, when appraisals are finalized. We expect to finalize these amounts as soon as possible but no later than by the end of 2011.

Intangible assets acquired, and their respective estimated remaining useful lives over which each asset will be amortized are:

Purchased intangible assets:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Developed technology	$20,378	2-3
In process research and development	2,754	—
Customer relationship	10,956	4-5
Customer contract	1,529	2
Backlog	435	Less than 1
Total purchased intangible assets	$36,052

Identifiable intangible assets

Developed technology represents completed technology that has passed technological feasibility and/or is currently offered for sale to customers. The Company used the income approach to value the developed technology. Under the income approach, the expected future cash flows from each technology are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. The Company applied a discount rate of 14% to value the developed technology assets taking into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The Company used the comparative method (“with/without”) of the income approach to determine the fair value of this intangible asset and utilized a discount rate of 14%.

Customer contract relates to an ongoing licensing and professional services arrangement.  To determine the fair value of this intangible asset the Company used the income approach, taking into consideration amounts remaining to be billed under the contract, estimated costs to complete the contract, and the profit that a market participant would require to complete the contract.

Backlog represents the fair value of sales order backlog as of the valuation date. The Company used the income approach to determine the fair value of this intangible asset.

In-process research and development

In-process research and development represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development.

As of the acquisition date, Voltaire was involved in research and development projects related to its Unified Fabric Manager, or “UFM”, acceleration software and Ethernet product families. Each of these projects is focused on integrating new technologies, improving product performance and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

Product family:

	Average time to complete	Estimated cost to complete	Fair value
	(in months)	(in thousands)	(in thousands)
UFM	12	$1,700	$1,069
Acceleration software	7	1,100	975
Ethernet	2	100	710
Total IPR&D		$2,900	$2,754

The Company used the income approach to determine the fair value of in-process research and development and utilized a discount rate of 14.5%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will become subject to amortization over its useful life.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The Company’s primary reasons for the Voltaire acquisition were to enhance its position in providing end-to-end connectivity solutions and to expand its software and hardware offerings. The acquisition also enhanced the Company’s engineering team and sales force through the addition of Voltaire employees. These significant factors were the basis for the recognition of goodwill. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present. Goodwill is not expected to be tax deductible for tax purposes.

Supplemental pro forma data (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Voltaire, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented.

The following unaudited pro forma financial information combines the results for the Company and Voltaire for the three months ended March 31, 2011 (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010

Pro forma net revenue	$58,638	$47,624
Pro forma net income (loss)	$(8,203)	$1,987
Pro forma net income (loss) per share basic	$(0.24)	$0.06
Pro forma net income (loss) per share diluted	$(0.24)	$0.06

NOTE 4 — INVESTMENTS AND FAIR VALUE MEASUREMENTS:

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

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of March 31, 2011. There were no financial liabilities as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$11,802	$—	$—	$11,802
Certificates of deposits	—	2,370	—	2,370
U.S. Government and agency securities	—	17,540	—	17,540
Corporate bonds	—	11,295	—	11,295
Foreign Government bonds	—	2,195	—	2,195
Equity securities	—	301	—	301
Forward contracts	—	1,313	—	1,313
Total financial assets	$11,802	$35,014	$—	$46,816

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2010.  There were no financial liabilities as of December 31, 2010.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$67,147	$—	$—	$67,147
Certificates of deposit	—	40,258	—	40,258
U.S. Government and agency securities	—	96,891	—	96,891
Equity securities	—	301	—	301
Forward contracts	—	860	—	860
Total financial assets	$67,147	$138,310	$—	$205,457

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2011.

Short-term investments

At March 31, 2011 and December 31, 2010, the Company held short-term investments classified as available-for-sale securities as follows:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Money market funds	$11,802	$—	$11,802
Certificates of deposits	2,370	—	2,370
U.S. Government and agency securities	17,532	8	17,540
Corporate bonds	11,295	—	11,295
Foreign Government bonds	2,195	—	2,195
Equity securities	301	—	301
Total investments in marketable securities	$45,495	$8	$45,503
Less amounts classified as cash and cash equivalents	(11,802)	—	(11,802)
	$33,693	$8	$33,701

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(In thousands)
Money market funds	$67,147	$—	$67,147
Certificates of deposit	40,258	—	40,258
U.S. Government and agency securities	101,306	94	101,400
Equity securities	301	—	301
Total investments in marketable securities	$209,012	$94	$209,106
Less amounts classified as cash and cash equivalents	(67,147)	—	(67,147)
	$141,865	$94	$141,959

The contractual maturities of available-for-sale securities classified as short-term investments at March 31, 2011 and 2010 were due in one year or less.

Investments in privately-held companies:

As of March 31, 2011, the Company held a $3.0 million investment in a privately-held company. This investment is accounted for under the cost method. To determine if the investment is recoverable, the Company monitors the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the three months ended March 31, 2011 and 2010. As of March 31, 2011, the Company had forward contracts in place that hedged future operating expenses of approximately 106.8 million NIS, or approximately $30.7 million based upon the exchange rate as of March 31, 2011. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of March 31, 2011 and December 31, 2010 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$1,433	$860	$—	$—
Total derivatives designated as hedging instruments	$1,433	$860	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table represents the balance of designated derivative contracts as cash flow hedges as of March 31, 2011 and December 31, 2010, and their impact on OCI for the three months ended March 31, 2011 (in thousands):

December 31, 2010	$860
Derivative contracts acquired in connection with Voltaire acquisition	120
Amount of gain recognized in OCI (effective portion)	900
Amount of gain reclassified from OCI to income (effective portion)	(447)
March 31, 2011	$1,433

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Gain on foreign exchange contracts designated as cash flow hedges	$447	$247

NOTE 6 — GOODWILL AND ACQUIRED INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

December 31, 2010	$—
Goodwill recorded in connection with Voltaire acquisition	132,885
March 31, 2011	$132,885

The carrying amounts of the acquired amortizable intangible assets as of March 31, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)	(In thousands)	(In thousands)
Developed technology	$20,378	$(1,112)	$19,266
IPR&D	2,754	—	2,754
Customer relationships	10,956	(254)	10,702
Customer contract	1,529	—	1,529
Backlog	435	(435)	—
Total	$36,052	$(1,801)	$34,251

NOTE 7 — COMMITMENTS AND CONTINGENCIES:

Leases

As of March 31, 2011, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2011	$237	$4,845
2012	158	7,335
2013	—	4,982
2014	—	3,913
2015 and beyond	—	25,209
Total minimum lease payments and sublease income	$395	$46,284
Less: Amount representing interest	(6)
Present value of capital lease obligations	389
Less: Current portion	(310)
Long-term portion of capital lease obligations	$79

Service commitments

At March 31, 2011, the Company had non-cancelable service commitments of $3.6 million, $2.9 million of which are expected to be paid within 2011, and $700,000 in 2012 and beyond.

Purchase commitments

At March 31, 2011, the Company had non-cancelable purchase commitments of $21.1 million expected to be paid within one year, and had no non-cancelable purchase commitments with suppliers beyond one year.

Legal contingencies

A former landlord of Voltaire (the “Landlord”) had asserted a claim against Voltaire for the Landlord’s lost profits and other related costs arising from a failed lease renewal negotiation with Voltaire in 2008.  We are continuing to assess the merits of the Landlord’s claim against Voltaire and we intend to vigorously defend against the Landlord’s claim.  Based on currently available information, we do not believe the Landlord’s claim or its potential resolution will be material to our operations or impact our liquidity.

NOTE 8 — SHAREHOLDERS’ EQUITY:

Comprehensive income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net income (loss)	$(1,624)	$5,238
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net	(86)	(96)
Change in unrealized gains on derivative contracts, net	453	34
Total comprehensive income (loss)	$(1,257)	$5,176

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the three months ended March 31, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	649,098	$15.27
Options exercised	(297,393)	$7.41
Options canceled	(34,442)	$12.43
Outstanding at March 31, 2011	5,752,237	$11.24

The weighted average fair value of options granted was $19.44 and $11.51 for the three months ended March 31, 2011 and 2010, respectively.

The total pretax intrinsic value of options exercised in the three months ended March 31, 2011 and 2010 was $5.8 million and $7.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $25.23 on March 31, 2011, the total pretax intrinsic value of all outstanding options was $82.1 million. The total pretax intrinsic value of exercisable options at March 31, 2011 was $52.7 million.

Restricted stock units activity in the three months ended March 31, 2011 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2010	414,945	$19.86
Restricted stock units granted	424,391	26.95
Restricted stock units vested	(119,002)	27.31
Restricted stock units canceled	(7,775)	26.26
Non vested restricted stock units at March 31, 2011	712,559	$22.98

The weighted average fair value of RSUs granted in the three months ended March 31, 2011 was $26.95. The total intrinsic value of all outstanding restricted stock units was $18.0 million as of March 31, 2011.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2011:

Number of Shares
Stock options outstanding	5,752,237
Restricted stock units	712,559
Stock authorized for future issuance	2,576,310
ESPP shares available for future issuance	168,722
Total shares reserved for future issuance as of March 31, 2011	9,209,828

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the three months ended March 31, 2011 and 2010:

	Employee Share Options		Employee Share Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2011	2010	2011	2010
Dividend yield, %	—	—	—	—
Expected volatility, %	57.8	60.7	34.3	38.3
Risk free interest rate, %	2.75	2.78	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	8.53	8.66	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2011	2010
	(In thousands)
Cost of goods sold	$144	$90
Research and development	2,353	1,893
Sales and marketing	1,019	643
General and administrative	762	762
Total share-based compensation expense	$4,278	$3,388

At March 31, 2011, there was $36.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.07 years.

NOTE 10 — INCOME TAXES:

As of March 31, 2011 and December 31, 2010 the Company had unrecognized tax benefits of $2.8 million and $1.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2011, the amount of accrued interest and penalties totaled $120,000. As of March 31, 2011, calendar years 2006 through 2010 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (0.2%) and 29.0% for the three months ended March 31, 2011 and 2010, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, offset by foreign earnings taxed at rates lower than the federal statutory rate. In addition, tax expenses for the three months ended March 31, 2011 were favorably impacted by a deduction of share-based compensation expenses for tax purposes. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2011 and results of operations for the three  months ended March 31, 2011 and March 31, 2010 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2010. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Overview

We are a leading fabless semiconductor company that produces and supplies high-performance connectivity products which facilitate efficient data transmission between servers, communications infrastructure equipment and storage systems. We design, develop and market adapter, gateway and switch integrated circuits, or ICs, all of which are silicon devices that provide high performance connectivity. We also offer a complete line of adapter cards that incorporate our adapter ICs, and switch and gateway system product lines that incorporate our switch and gateway ICs. Our end-to-end products, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in enterprise data centers, high-performance computing and embedded systems. We are one of the pioneers of InfiniBand; an industry-standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of field-proven InfiniBand-compliant semiconductor products that deliver industry-leading performance and capabilities, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support the industry-standard Ethernet interconnect specification and provide unique product differentiation and connectivity flexibility.

Our adapters provide bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR) and 40Gb/s (Quad Data Rate or QDR) InfiniBand, and our switch ICs provide per-port bandwidth up to 40Gb/s Ethernet and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems, based on our switch ICs, range in port size and density from top-of-rack 8-port switches through director-class 648-port switches.

We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our adapter ICs and cards, and in April 2011 we introduced our next-generation switch ICs which incorporate VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to an Ethernet, InfiniBand or Fibre Channel fabric. Data centers which use VPI adapters in their servers have the ability to dynamically select the connectivity protocol for use by those servers or storage systems. In addition to reselling our adapter cards, one of our major OEM customers has begun to embed our ConnectX VPI Ethernet and InfiniBand silicon devices directly on the motherboard of multiple server and server blade products. This will increase the proliferation of our IB and Ethernet solutions in the market. Over time, we expect that other major OEMs will similarly embed our high-speed interconnect products due to the market demand for higher I/O throughput and performance.

We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

On February 7, 2011, we completed the acquisition of Voltaire Ltd., a leading provider of scale-out computing fabrics for data centers, high performance computing and cloud environments. The Company’s primary reasons for the Voltaire acquisition were to enhance its position in providing end-to-end connectivity solutions and to expand its software and hardware offerings. The acquisition also enhanced the Company’s engineering team and sales force through the addition of Voltaire employees.

Revenues.  We derive revenues from sales of our ICs, cards, switch systems and accessories primarily to leading server, storage and communication infrastructure OEM customers. The sales of our products are made worldwide through multiple channels, including direct sales force, our network of domestic and international sales representatives and independent distributors. Revenues were approximately $55.1 million for the three months ended March 31, 2011, compared to approximately $36.2 million for the three months ended March 31, 2010, representing an increase of approximately 52%. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 50% and 28% of our total revenues for the three months ended March 31, 2011 and 2010, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics, Comtel, A.L. Electronics Ltd., Sanmina-SCI and Zicon, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management and quality assurance. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

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

The recent earthquake and tsunami in Japan do not appear to have introduced any immediate impact to Mellanox’s supply chain.  There have been indirect effects on components and materials in our supply chain, such as sub-suppliers which introduced the risk of late deliveries. However, we do not expect such effects to have a material adverse effect on our operations or liquidity. We have taken actions to accelerate some component orders to mitigate these supply chain risks. As a result, we expect inventories to be higher at the end of June 30, 2011.

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

Operational Expenses

Research and Development Expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense, outsourcing expenses, tape-out costs and qualification expenses. Tape-out costs are expenses related to the manufacture of new products, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new products to the market. We anticipate our research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. These expenses may fluctuate over the course of a year based on the timing of our scheduled product tape-outs.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, commissions, share-based compensation and associated costs for employees engaged in sales, marketing and business development, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions and travel. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel, increased marketing activities and higher commission payments related to increased revenues.

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

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to acquired identified intangible assets resulting from our recent acquisition of Voltaire, which will be amortized over their estimated useful lives.

Acquisition Related Charges. Acquisition-related charges include expenses incurred in connection with the Voltaire acquisition including severance costs related to employees terminated post acquisition, consulting and legal fees.

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. We expect the Approved Enterprise Tax Holiday associated with our Yokneam and Tel Aviv operations to begin in 2011. The Yokneam Tax Holiday is expected to expire in 2020 and the Tel Aviv Tax Holiday is expected to expire between 2015 and 2018.

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

See our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011, for a discussion of additional critical accounting policies and estimates. We believe there have been no significant changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2010 except for the following:

Business Combinations

We account for business combinations using the acquisition method of accounting. We determine the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. We allocate the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The process of estimating the fair values requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and distribution agreements and acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. We estimate fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and Intangible Assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. We amortize our intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would be required to impair the related IPR&D asset.

Goodwill is measured and tested on an annual basis or more frequently if we believe indicators of impairment exist. The performance of the test involves a two-step process. The first step requires comparing the fair value of the reporting unit to its net book value, including goodwill. We have one reporting unit, the fair value of which is determined to equal the market capitalization of the Company as determined through quoted market prices, adjusted for a reasonable control premium. A potential impairment exists if the fair value of the reporting unit is lower than its net book value. The second step of the process is only performed if a potential impairment exists, and it involves determining the difference between the fair values of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. We have not been required to perform this second step of the process because the fair value of the reporting unit has exceeded the net book value at every measurement date.

Intangible assets are tested for impairment when indicators of impairment, such as reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Total revenues	100%	100%
Cost of revenues	35	25
Gross profit	65	75
Operating expenses:
Research and development	37	34
Sales and marketing	16	14
General and administrative	15	7
Total operating expenses	68	55
Income (loss) from operations	(3)	20
Other income, net	0	0
Provision for taxes on income	(0)	(6)
Net income (loss)	(3)%	14%

Subsequent to our first quarter earnings release included in our Current Report on the Form 8-K dated April 27, 2011, we performed further analysis in the course of finalizing the unaudited condensed consolidated financial statements included in this Form 10-Q and concluded that it was appropriate to reclassify $84,000 from research and development expenses and $167,000 from sales and marketing expenses to cost of revenues. These reclassifications for the three months ended March 31, 2011 do not result in a significant change in our previously reported operating performance.

Comparison of the Three Months Ended March 31, 2011 to the Three Months Ended March 31, 2010

The following table represents our total revenues for the three months ended March 31, 2011 and 2010 by product type.

	Three Months Ended March 31,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs & boards	$35,546	65	$30,894	85
Switch systems	12,841	23	3,473	10
Cables, accessories and other	6,670	12	1,843	5
Total revenue	$55,057	100	$36,210	100

Revenues. Revenues were $55.1 million for the three months ended March 31, 2011 compared to $36.2 million for the three months ended March 31, 2010, representing an increase of approximately 52%. While revenues in each of our product categories grew, the primary increase was attributable to higher switch system revenues associated with the Voltaire acquisition. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the three months ended March 31, 2011 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $35.6 million for the three months ended March 31, 2011 compared to $27.2 million for the three months ended March 31, 2010, representing an increase of approximately 31%. As a percentage of revenues, gross margin decreased to 64.7% in the three months ended March 31, 2011 from 75.1% in the three months ended March 31, 2010.  The decrease in gross margins as a percentage of revenues, was primarily due to increased sales of our switch systems, cables and accessories, which typically yield lower gross margins. In addition, gross profits in the first quarter of 2011 were impacted by amortization of acquired intangible assets in amount of $1.9 million. Gross margin for the three months ended March 31, 2011 is not necessarily indicative of future results.

Research and Development. Research and development expenses were $20.3 million in the three months ended March 31, 2011 compared to $12.3 million in the three months ended March 31, 2010, representing an increase of approximately 65%. The increase consisted of $3.3 million in employee related expenses and $460,000 in share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition, increases of $2.2 million in new product expenses primarily due to product tape-outs, $761,000 in facilities and maintenance, $619,000 in outsourcing expenses associated with the tape-outs and software support, and $580,000 in depreciation expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote additional resources to develop new products, meet the changing requirements of our customers and expand into new markets and technologies.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing. Sales and marketing expenses were $8.6 million for the three months ended March 31, 2011 compared to $5.0 million for the three months ended March 31, 2010, representing an increase of approximately 71%. The increase consisted of $2.3 million in employee related expenses and $376,000 in share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition, increases of $337,000 in facilities and maintenance, $321,000 in travel related expenses, and $301,000 in customer evaluation equipment, partially offset by a decrease of $125,000 in external sales representative compensation associated with changes in our external sales representative plans.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative. General and administrative expenses, excluding acquisition related costs, were $4.1 million for the three months ended March 31, 2011 compared to $2.6 million for the three months ended March 31, 2010, representing an increase of approximately 54%. The increase consisted of $749,000 in employee related expenses, increased professional service fees of $344,000 and higher depreciation of $227,000.

Acquisition Related Expenses. Acquisition related expenses relating to Voltaire consisted of consulting fees of approximately $2.8 million, employee termination expenses of approximately $814,000, legal expenses of $453,000 and accounting and audit expenses of approximately $289,000.  These acquisition related expenses were recorded in General and Administrative.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense. The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended March 31,
	2011	2010
	(In thousands)
Cost of goods sold	$144	$90
Research and development	2,353	1,893
Sales and marketing	1,019	643
General and administrative	762	762
Total share-based compensation expense	$4,278	$3,388

At March 31, 2011, there was $36.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.07 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $48,000 for the three months ended March 31, 2011 compared to approximately $113,000 for the three months ended March 31, 2010. The decrease consisted of lower interest income, net of $153,000, partially offset by foreign currency exchange gains of $88,000.

Provision for Taxes on Income. Provision for taxes on income was $3,000 for the three months ended March 31, 2011 compared to $2.1 million for the three months ended March 31, 2010. The effective tax rate was approximately (0.2%) and 29.0% for the three months ended March 31, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate. In addition, tax expenses for the three months ended March 31, 2011 were favorably impacted by a deduction of share-based compensation expenses for tax purposes.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $59.6 million and short-term investments of $33.7 million. While our cash and investment balances declined by $161 million due to the Voltaire acquisition, we expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account potential business and technology acquisitions, if any, expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures including leasehold improvements to support our infrastructure and growth.

Operating activities

Net cash provided by our operating activities amounted to $13.6 million and $8.1 million in the three months ended March 31, 2011 and 2010, respectively. Net cash provided by operating activities in the three months ended March 31, 2011 was primarily attributable to net non-cash items of $8.6 million, changes in assets and liabilities of $6.7 million, partially offset by a net loss of $1.6 million. Changes in assets and liabilities resulted from an increase in accounts payable of $6.8 million, an increase in accrued liabilities and other payables of $3.5 million, and a decrease in inventory of $1.0 million, partially offset by an increase in accounts receivable of $3.1 million and an increase in prepaid expenses of $1.6 million.

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

Investing activities

Net cash used in investing activities was approximately $70.9 million in the three months ended March 31, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million, purchases of property and equipment of $2.2 million and purchases of severance related insurance policies of $201,000, partially offset by proceeds from sales of short-term investments of $135.2 million.

Net cash used in investment activities amount to $2.9 million in the three months ended March 31, 2010. Net cash used in investment activities was primarily attributable to purchases of property and equipment of $3.7 million offset by net proceeds from the sales of short term investments of $1.0 million.

Financing activities

Our financing activities generated $3.8 million in the three months ended March 31, 2011 and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $3.9 million, partially offset by principal payments on capital lease obligations of $79,000.

In the three months ended March 31, 2010, our financing activities provided approximately $3.1 million primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $3.0 million, excess tax benefits from share-based compensation of $271,000, partially offset by principal payments on capital lease obligations of $251,000.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	Beyond 3 Years
		(In thousands)
Commitments under capital lease	$395	$316	$79	$—
Non-cancelable operating lease commitments	46,284	6,827	11,423	28,034
Service commitments	3,590	2,915	675	—
Purchase commitments	21,125	21,125	—	—
Total	$71,394	$31,183	$12,177	$28,034

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

Legal Contingencies

A former landlord of Voltaire (the “Landlord”) had asserted a claim against Voltaire for the Landlord’s lost profits and other related costs arising from a failed lease renewal negotiation with Voltaire in 2008.  We are continuing to assess the merits of the Landlord’s claim against Voltaire and we intend to vigorously defend against the Landlord’s claim.  Based on currently available information, we do not believe the Landlord’s claim or its potential resolution will be material to our operations or impact our liquidity.

Recent Accounting Standards

Effective January 1, 2011, we adopted the authoritative guidance, issued by the FASB in December 2010, on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance had no impact on our unaudited consolidated financial statements.

Effective January 1, 2011, we adopted the authoritative guidance, issued by the FASB in December 2010, related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase, except U.S. Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program.  Currency forward contracts and natural hedges are generally utilized in this hedging program.  We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”).  If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $295,000 at March 31, 2011.  There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar.  At March 31, 2011, approximately $6.2 million of our monthly operating expenses were denominated in NIS. As of March 31, 2011, we had forward contracts in place that hedged future operating expenses of approximately 106.8 million NIS, or approximately $30.7 million based upon the exchange rate on March 31, 2011.  The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

During the quarter, we completed the acquisition of Voltaire Ltd.  Other than the impact of this business combination, there has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

We are not currently party to any material legal proceedings.

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

Risks Related to Our Business

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2011, sales to Hewlett-Packard, IBM and Oracle accounted for 24%, 14% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 75% of our revenues. For the year ended December 31, 2010, sales to Hewlett-Packard and Dell accounted for 15% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 71% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of March 31, 2011, we had 28 issued patents and 39 patent applications pending in the United States, 5 issued patents in Taiwan, 5 issued patents in Israel, 2 patent applications pending in China and 1 patent issued each in Europe, Germany, France and the United Kingdom, each of which covers aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

We have engineering facilities, corporate and sales support operations and, as of March 31, 2011, 536 full-time and 55 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In mid-2006, Israel was engaged in armed conflicts with Hezbollah. The conflict involved missile strikes against civilian targets in northern Israel. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in southern Israel. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Syria and Libya. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

We derived 53% and 63% of our revenues in the three months ended March 31, 2011 and 2010, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.8%, 3.9% and 2.7% for the years ended December 31, 2008, 2009 and 2010, respectively, and to 0.7% and (0.9%) for the three months ended March 31, 2011 and 2010, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 0.7% and 6.0% in the years ended December 31, 2008, 2009 and 2010, respectively. In the three months ended March 31, 2011 and March 31, 2010, the increase in the value of the NIS against the U.S. dollar amounted to 1.9% and 1.6%, respectively. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

Risks Related to Our Ordinary Shares

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

Our executive officers and directors and affiliates, together with our current significant shareholders, beneficially owned approximately 30% of our outstanding ordinary shares as of March 31, 2011. Moreover, based on information filed with SEC or reported to us, two of our shareholders, Fidelity Management and Research and Oracle Corporation, beneficially owned an aggregate of approximately 23% of our outstanding ordinary shares as of March 31, 2011. Accordingly, these shareholders, acting as a group, have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                                  Recent Sales of Unregistered Securities

In February 2011, we inadvertently issued 2,706 more of our ordinary shares under our Employee Share Purchase Plan (“ESPP”) than had been registered with the SEC. Pursuant to the terms of our ESPP, eligible employees who elect to participate in the ESPP are granted an option to purchase ordinary shares at a purchase price equal to 85% of the fair market value of the ordinary shares on the ESPP offering period enrollment date or the exercise date, whichever is lower. The purchase price of the 2,706 unregistered shares was $14.51 per share, for a total aggregate purchase price of $39,264. Generally, the U.S. federal statute of limitations for enforcement of statutory rights by a security holder who acquired unregistered shares for which no exemption was available is one year commencing on the date of the sale of the security sold in violation of the U.S. federal registration requirements, but in no event later than three years after the security was bona fide offered to the public. As a result, certain participants in the ESPP may bring claims against the Company to require us to repurchase the unregistered shares at the price paid by the participant, plus interest, less income, from the date of purchase (or if the shares have been disposed of, to receive damages with respect to any loss on such disposition). At March 31, 2011, approximately 2,706, or $39,264, of our ordinary shares were classified outside shareholders’ equity because of the potential rescission rights. We may also be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. We believe our potential liability for rescission claims related to these issuances is not material to our financial condition or results of operations.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — REMOVED AND RESERVED

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

2.1 (1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (3)

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

4.2 (4)

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

10.1(5)	Letter Agreement, dated October 7, 2005, between Voltaire, Ltd. and Sanmina-SCI Corporation.

10.1(6)	Contract Manufacturing Agreement, dated June 24, 2008, between Voltaire Ltd. and Zicon Ltd.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(3)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(5)	Incorporated by reference to Exhibit 10.6 to Voltaire Ltd’s Registration Statement on Form F-1 (SEC File No.333-144439) filed on July 10, 2007.

(6)	Incorporated by reference to Exhibit 4.18 to Voltaire Ltd’s Annual Report on Form 20-F (SEC File No. 001-33611) filed on April 2, 2009.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2011	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

2.1 (1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 18, 2008).

4.1 (3)

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

4.2 (4)

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

10.1(5)	Letter Agreement, dated October 7, 2005, between Voltaire, Ltd. and Sanmina-SCI Corporation.

10.1(6)	Contract Manufacturing Agreement, dated June 24, 2008, between Voltaire Ltd. and Zicon Ltd.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 12, 2009.

(3)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 26, 2007.

(5)	Incorporated by reference to Exhibit 10.6 to Voltaire Ltd’s Registration Statement on Form F-1 (SEC File No.333-144439) filed on July 10, 2007.

(6)	Incorporated by reference to Exhibit 4.18 to Voltaire Ltd’s Annual Report on Form 20-F (SEC File No. 001-33611) filed on April 2, 2009.