Form 10-Q
period 2011-06-30
Mellanox Technologies, Ltd.
filed 2011-08-04
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 27, 2011, was 35,466,038.

MELLANOX TECHNOLOGIES, LTD.

PART I.  FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$72,797	$107,994
Short-term investments	29,037	141,959
Restricted cash	5,218	3,353
Accounts receivable, net	45,512	19,893
Inventories	15,474	11,717
Deferred taxes and other current assets	6,099	4,487
Total current assets	174,137	289,403
Property and equipment, net	21,836	15,490
Severance assets	9,584	5,792
Intangible assets, net	31,426	290
Goodwill	132,885	—
Deferred taxes and other long-term assets	7,777	4,780
Total assets	$377,645	$315,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,550	$6,526
Other accrued liabilities	27,132	15,885
Deferred revenue	4,426	1,051
Capital lease obligations, current	316	316
Total current liabilities	49,424	23,778
Accrued severance	12,731	7,355
Deferred revenue	2,606	563
Capital lease liabilities	—	158
Other long-term liabilities	4,676	2,211
Total liabilities	69,437	34,065
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	145	141
Additional paid-in capital	291,309	265,481
Accumulated other comprehensive income	1,136	954
Retained earnings	15,618	15,114
Total shareholders’ equity	308,208	281,690
Total liabilities and shareholders’ equity	$377,645	$315,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Total revenues	$63,345	$39,958	$118,402	$76,168
Cost of revenues	22,249	10,189	41,665	19,212
Gross profit	41,096	29,769	76,737	56,956
Operating expenses:
Research and development	23,689	13,995	43,999	26,272
Sales and marketing	9,989	5,409	18,544	10,422
General and administrative	4,659	2,749	13,104	5,385
Total operating expenses	38,337	22,153	75,647	42,079
Income from operations	2,759	7,616	1,090	14,877
Other income, net	88	49	136	162
Income before taxes	2,847	7,665	1,226	15,039
Provision for taxes on income	(719)	(2,349)	(722)	(4,485)
Net income	$2,128	$5,316	$504	$10,554
Net income per share — basic	$0.06	$0.16	$0.01	$0.32
Net income per share — diluted	$0.06	$0.15	$0.01	$0.30
Shares used in computing income per share:
Basic	35,147	33,557	34,820	33,260
Diluted	37,279	35,580	37,079	35,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$504	$10,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,896	2,457
Deferred income taxes	579	3,468
Share-based compensation expense	9,709	6,810
Gain on investments	(116)	(87)
Excess tax benefits from share-based compensation	(387)	(690)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(13,196)	(740)
Inventories	842	(2,867)
Prepaid expenses and other assets	263	1,015
Accounts payable	8,483	1,285
Accrued liabilities and other payables	10,503	573
Net cash provided by operating activities	26,080	21,778
Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	(203,704)	—
Purchase of severance-related insurance policies	(425)	(390)
Purchases of short-term investments	(22)	(104,024)
Proceeds from sales of short-term investments	135,474	96,742
Proceeds from maturities of short-term investments	4,425	22,096
Increase in restricted cash deposit	(2,200)	—
Purchase of property and equipment	(4,487)	(6,521)
Purchase of equity investment in a private company	—	(135)
Net cash provided by (used) in investing activities	(70,939)	7,768
Cash flows from financing activities:
Principal payments on capital lease obligations	(158)	(349)
Proceeds from exercise of share awards	9,433	5,420
Excess tax benefit from share-based compensation	387	690
Net cash provided by financing activities	9,662	5,761
Net increase (decrease) in cash and cash equivalents	(35,197)	35,307
Cash and cash equivalents at beginning of period	107,994	43,640
Cash and cash equivalents at end of period	$72,797	$78,947

Non-cash financing activities:
Vested share awards issued in connection with Voltaire acquisition	$6,303	$—

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

Principles of presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries included in this Quarterly Report on Form 10-Q have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such instructions. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Hewlett Packard	15%	17%	19%	17%
IBM	13%	*	13%	*
Bull SAS	11%	*	*	*
Oracle	*	*	11%	*
Dell	*	16%	*	11%
Polywell Computer, Inc.	*	13%	*	*

*                      Less than 10%

At June 30, 2011, IBM, Bull SAS and Hewlett-Packard accounted for 21%, 15% and 10%, respectively, of the Company’s total accounts receivable. At December 31, 2010, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10%, respectively, of the Company’s total accounts receivable.

At June 30, 2011, Oracle held approximately 3.4 million ordinary shares of Mellanox. Sales to Oracle and / or its contract manufacturers in the six months ended June 30, 2011 were $13.0 million, and were conducted at arm’s-length. At June 30, 2011, accounts receivable from Oracle totaled $8,254.

Product warranty

Changes in the Company’s liability for product warranty during the six months ended June 30, 2011 and 2010 are included in Other accrued liabilities and are as follows:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Balance, beginning of the period	$807	$902
Warranties issued during the period	428	274
Reversal of warranty reserves	(79)	(191)
Settlements during the period	(275)	(144)
Balance, end of the period	$881	$841

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net income	$2,128	$5,316	$504	$10,554
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	35,147	33,557	34,820	33,260
Dilutive effect of employee stock option plans	2,132	2,023	2,259	1,960
Shares used to compute diluted net income per share	37,279	35,580	37,079	35,220
Net income per share — basic	$0.06	$0.16	$0.01	$0.32
Net income per share — diluted	$0.06	$0.15	$0.01	$0.30

The Company excluded 522,989 and 653,327 outstanding options for the three and six months ended June 30, 2011, respectively, from the computation of diluted net income per ordinary share, because including these outstanding options would have had an anti-dilutive effect. The Company excluded 25,275 and 12,707 restricted shares for the three and six months ended June 30, 2011, respectively, from the computation of diluted net income per ordinary share because including these restricted shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2011, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board, or FASB, in December 2010, on the application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$46,008	$20,295
Less: Allowance for doubtful accounts	(496)	(402)
	$45,512	$19,893
Inventories:
Raw materials	$4,754	$2,043
Work-in-process	1,994	1,728
Finished goods	8,726	7,946
	$15,474	$11,717

Deferred taxes and other current assets:
Prepaid expenses	$3,065	$1,754
Forward contracts	1,145	860
Income tax and VAT receivables	977	729
Deferred taxes	681	616
Other	231	528
	$6,099	$4,487
Property and equipment, net:
Computer equipment and software	$45,725	$38,179
Furniture and fixtures	2,461	1,980
Leasehold improvements	6,205	3,320
	54,391	43,479
Less: Accumulated depreciation and amortization	(32,555)	(27,989)
	$21,836	$15,490

Deferred taxes and other long-term assets:
Equity investments in private companies	$3,000	$3,000
Deferred taxes	954	1,422
Restricted cash	3,417	—
Other assets	406	358
	$7,777	$4,780
Other accrued liabilities:
Payroll and related expenses	$15,768	$9,512
Professional services	6,067	3,472
Development project	1,477	—
Other	3,820	2,901
	$27,132	$15,885
Other long-term obligations:
Federal income tax payable	$2,783	$1,754
Deferred rent	1,893	457
	$4,676	$2,211

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

Voltaire’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning February 7, 2011. Acquisition costs related to the Merger of $4.4 million were expensed as incurred in general and administrative expenses in the unaudited consolidated statement of operations for the six months ended June 30, 2011.

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

Based on Voltaire equity awards outstanding on February 7, 2011, the purchase price was as follows (in thousands):

Purchase price:
Cash	$207,665
Fair value of awards attributable to pre-acquisition services	6,303
Total purchase price	$213,968

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

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented above, when appraisals are finalized. We expect to finalize these amounts as soon as possible, but no later than by the end of 2011.

Intangible assets acquired, and their respective estimated remaining useful lives over which each asset will be amortized are:

   Purchased intangible assets:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Developed technology	$20,378	2-3
In process research and development	2,754	—
Customer relationships	10,956	4-5
Customer contract	1,529	2
Backlog	435	Less than 1
Total purchase intangible assets	$36,052

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

The Company used the income approach to determine the fair value of IPR&D and utilized a discount rate of 14.5%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will become subject to amortization over its useful life. During the fiscal second quarter of 2011, the Ethernet project was completed and became subject to amortization over three years. The remaining two projects progressed as previously estimated.

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

The following unaudited pro forma financial information combines the results for the Company and Voltaire for the six months ended June 30, 2011 and June 30, 2010 (in thousands, except per share amounts):

	Six Months Ended
	June 30, 2011	June 30, 2010

Pro forma revenue	$121,983	$103,684
Pro forma net income (loss)	$(199)	$3,985
Pro forma net income (loss) per share basic	$(0.01)	$0.12
Pro forma net income (loss) per share diluted	$(0.01)	$0.11

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

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of June 30, 2011. There were no financial liabilities as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$17,268	$—	$—	$17,268
Certificates of deposits	—	1,923	—	1,923
U.S. Government and agency securities	—	9,705	—	9,705
Corporate bonds	—	8,859	—	8,859
Foreign Government bonds	—	2,367	—	2,367
Forward contracts	—	1,128	—	1,128
Total financial assets	$17,268	$23,982	$—	$41,250

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

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2011.

Short-term investments

At June 30, 2011 and December 31, 2010, the Company held short-term investments classified as available-for-sale securities as follows:

	June 30, 2011
	Amortized Cost	Unrealized Gains, Net	Estimated Fair Value
	(In thousands)
Money market funds	$17,268	$—	$17,268
Certificates of deposits	1,923	—	1,923
U.S. Government and agency securities	9,698	7	9,705
Corporate bonds	8,859	—	8,859
Foreign Government bonds	2,366	1	2,367
Total investments in marketable securities	$40,114	$8	$40,122
Less amounts classified as cash and cash equivalents	(11,085)	—	(11,085)
	$29,029	$8	$29,037

	December 31, 2010
	Amortized Cost	Unrealized Gains, Net	Estimated Fair Value
	(In thousands)
Money market funds	$67,147	$—	$67,147
Certificates of deposit	40,258	—	40,258
U.S. Government and agency securities	96,797	94	96,891
Equity securities	301	—	301
Total investments in marketable securities	$203,504	$94	$204,597
Less amounts classified as cash and cash equivalents	(62,638)	—	(62,638)
	$141,865	$94	$141,959

The contractual maturities of available-for-sale securities classified as short-term investments at June 30, 2011 and 2010 were due in one year or less.

Investments in privately-held companies:

As of June 30, 2011, the Company held a $3.0 million investment in a privately-held company. This investment is accounted for under the cost method. To determine if the investment is recoverable, the Company monitors the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 5 — DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into forward contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar. The Company’s primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of such contracts. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the six months ended June 30, 2011 and 2010. As of June 30, 2011, the Company had forward contracts in place that hedged future operating expenses of approximately 71.9 million NIS, or approximately $21.1 million based upon the exchange rate as of June 30, 2011. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of June 30, 2011 and December 31, 2010 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$1,128	$860	$—	$—
Total derivatives designated as hedging instruments	$1,128	$860	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table represents the balance of designated derivative contracts as cash flow hedges as of June 30, 2011 and December 31, 2010, and their impact on OCI for the six months ended June 30, 2011 (in thousands):

December 31, 2010	$860
Derivative contracts acquired in connection with Voltaire acquisition	120
Amount of gain recognized in OCI (effective portion)	1,523
Amount of gain reclassified from OCI to income (effective portion)	(1,375)
June 30, 2011	$1,128

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$928	$(29)	$1,375	$217

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

December 31, 2010	$—
Goodwill recorded in connection with Voltaire acquisition	132,885
June 30, 2011	$132,885

The carrying amounts of intangible assets as of June 30, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Licensed technology	$946	$(765)	$181
Developed technology	21,088	(3,099)	17,989
Customer relationships	10,956	(693)	10,263
Customer contract	1,529	(580)	949
Backlog	435	(435)	—
Total amortizable intangible assets	$34,954	$(5,572)	$29,382
IPR&D	2,044	—	2,044
Total intangible assets	$36,998	$(5,572)	$31,426

Amortization expense was $3.1 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $4.9 million and $0.1 million for the six months ended June 30, 2011 and 2010, respectively.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2011	$6,035
2012	9,692
2013	8,675
2014	3,224
2015 and thereafter	1,756
$29,382

NOTE 7 — COMMITMENTS AND CONTINGENCIES:

Leases

As of June 30, 2011, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2011	$158	$5,448
2012	159	7,174
2013	—	5,212
2014	—	4,092
2015 and beyond	—	21,967
Total minimum lease payments and sublease income	$317	$43,893
Less: Amount representing interest	(1)
Present value of capital lease obligations	316
Less: Current portion	(316)
Long-term portion of capital lease obligations	$—

Service commitments

At June 30, 2011, the Company had non-cancelable service commitments of $3.4 million, $2.7 million of which are expected to be paid within 2011, and $707,000 in 2012 and beyond.

Purchase commitments

At June 30, 2011, the Company had non-cancelable purchase commitments of $45.8 million expected to be paid within one year, and had no non-cancelable purchase commitments with suppliers beyond one year.

NOTE 8 — SHAREHOLDERS’ EQUITY:

Comprehensive income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$2,128	$5,316	$504	$10,554
Other comprehensive income:
Change in unrealized gains on available-for-sale securities, net	—	16	(86)	(80)
Change in unrealized gains on derivative contracts, net	(185)	(710)	268	(676)
Total comprehensive income	$1,943	$4,622	$686	$9,798

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the six months ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	753,618	$17.14
Options exercised	(934,891)	$8.27
Options cancelled	(121,638)	$14.15
Outstanding at June 30, 2011	5,132,063	$11.87

The weighted average fair value of options granted was $15.99 and $14.22 for the three months ended June 30, 2011 and 2010, respectively, and $18.96 and $12.64 for the six months ended June 30, 2011 and 2010, respectively.

The total pretax intrinsic value of options exercised in the six months ended June 30, 2011 and 2010 was $19.2 million and $16.9 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $29.81 on June 30, 2011, the total pretax intrinsic value of all outstanding options was $92.6 million. The total pretax intrinsic value of exercisable options at June 30, 2011 was $60.2 million.

Restricted stock units activity in the six months ended June 30, 2011 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2010	414,945	$19.86
Restricted stock units granted	1,049,392	26.32
Restricted stock units vested	(158,185)	27.91
Restricted stock units canceled	(76,069)	24.16
Non vested restricted stock units at June 30, 2011	1,230,083	$25.12

The weighted average fair value of RSUs granted in the three months and six ended June 30, 2011 was $27.19 and $26.32, respectively. The total intrinsic value of all outstanding restricted stock units was $36.7 million as of June 30, 2011.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2011:

Number of Shares
Stock options outstanding	5,132,063
Restricted stock units	1,230,083
Stock authorized for future issuance	2,008,608
ESPP shares available for future issuance	168,722
Total shares reserved for future issuance as of June 30, 2011	8,539,476

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the six months ended June 30, 2011 and 2010:

	Employee Share Options		Employee Share Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Dividend yield, %	—	—	—	—
Expected volatility, %	55.4	60.6	34.3	38.3
Risk free interest rate, %	2.13	2.28	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	8.53	8.66	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands)
Cost of goods sold	$225	$97	$369	$187
Research and development	3,004	1,942	5,357	3,835
Sales and marketing	1,298	610	2,317	1,253
General and administrative	904	773	1,666	1,535
Total share-based compensation expense	$5,431	$3,422	$9,709	$6,810

At June 30, 2011, there was $44.7 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.87 years.

NOTE 10 — INCOME TAXES:

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company updates its annual effective tax rate estimate at the end of each quarterly period.  This estimate takes into account projections of annual pretax income, the Company’s geographic mix and interpretations of tax laws and possible outcomes of current and future audits. The Company’s effective tax rates were 25.3% and 58.9% for the three and six months ended June 30, 2011, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate. Tax expenses for the six months ended June 30, 2011 were unfavorably impacted by a change in the Company’s forecasted pretax income and its allocation between different geographies. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

As of June 30, 2011 and December 31, 2010 the Company had unrecognized tax benefits of $2.8 million and $1.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2011, the amount of accrued interest and penalties totaled $153,000. As of June 30, 2011, calendar years 2006 through 2010 were open and subject to potential examination in one or more jurisdictions.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and June 30, 2010 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2010. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Overview

We are a leading fabless semiconductor company that produces and supplies high-performance connectivity products which facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment. We design, develop and market adapter, gateway and switch integrated circuits, or ICs, that provide high performance connectivity. We offer a complete line of adapter cards that incorporate our adapter ICs, and switch and gateway system product lines that incorporate our switch and gateway ICs.  Our end-to-end solutions, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in multiple markets including high-performance computing (HPC), Web2.0, enterprise data center (EDC), storage, financial services, database and cloud.

We are one of the pioneers of InfiniBand, an industry-standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of InfiniBand interconnect solutions that deliver industry-leading performance and features, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility.

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

We deliver a high throughput, low latency interconnect solution that consists of adapters, switches, cables and acceleration and management software. Our adapters and switch ICs provide per-port bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. With our Adapter IC’s and cards, we deliver software for collectives (FCA), messaging (VMA), unstructured data (UDA) and storage (VSA) used to accelerate applications in HPC, Web 2.0, high frequency trading, database, storage, etc. Our switch systems, based on our switch ICs, range in port density from 8, 18 and 36 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables and our Unified Fabric Manager (UFM) and MLNX-OS software provides visibility, monitoring and diagnostics for the system

We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs which incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand.

We have established significant expertise with high-performance interconnect solutions from successfully developing and implementing multiple generations of our products. Our expertise enables us to develop and deliver products that serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

Revenues.  We derive revenues from sales of our ICs, cards, switch systems and accessories primarily to leading server, storage and communication infrastructure OEM customers. The sales of our products are made worldwide through multiple channels, including direct sales force, our network of domestic and international sales representatives and independent distributors. Revenues were approximately $118.4 million for the six months ended June 30, 2011 compared to $76.2 million for the six months ended June 30, 2010 representing an increase of approximately 55%. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 43% and 28% of our total revenues for the six months ended June 30, 2011 and 2010, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

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

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. This trend may result in increases in our inventory levels in the future.

The recent earthquake and tsunami in Japan do not appear to have introduced any immediate impact to Mellanox’s supply chain.  There have been indirect effects on components and materials in our supply chain, such as sub-suppliers which introduced the risk of late deliveries. However, we do not expect such effects to have a material adverse impact on our operations or liquidity. We have taken actions to accelerate some component orders to mitigate these supply chain risks.

We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Our cost of revenues as a percentage of sales may increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue derived from sales of our switch systems and cables, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and on our ability to reduce manufacturing costs.

Operational Expenses

Research and Development Expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation expense, outsourcing expenses, tape-out costs and qualification expenses. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs to the market. We anticipate our research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. These expenses may fluctuate over the course of a year based on the timing of our scheduled tape-outs.

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

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired identified intangible assets resulting from our acquisition of Voltaire, which will be amortized over their estimated useful lives. Amortization of customer relationships was included in Sales and marketing expenses. Amortization of all other intangible assets was included in Cost of revenues.

Acquisition Related Charges. Acquisition-related charges include expenses incurred in connection with the Voltaire acquisition including severance costs related to employees terminated post acquisition, consulting and legal fees. Acquisition related charges were included in General and administrative expenses.

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, inventory valuation, warranty provision, income taxes and share-based compensation have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our unaudited consolidated financial statements.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total revenues	100%	100%	100%	100%
Cost of revenues	35	25	35	25
Gross profit	65	75	65	75
Operating expenses:
Research and development	37	35	37	34
Sales and marketing	16	14	16	14
General and administrative	8	7	11	7
Total operating expenses	61	56	64	55
Income from operations	4	19	1	20
Other income, net	0	0	0	0
Provision for taxes on income	(1)	(6)	(1)	(6)
Net income	3%	13%	0%	14%

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

The following table represents our total revenues for the three months ended June 30, 2011 and 2010 by product type.

	Three Months Ended June 30,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs & boards	$33,454	53	$32,768	82
Switch systems	18,350	29	4,264	11
Cables, accessories and other	11,541	18	2,926	7
Total revenue	$63,345	100	$39,958	100

Revenues. Revenues were $63.3 million for the three months ended June 30, 2011 compared to $40.0 million for the three months ended June 30, 2010, representing an increase of approximately 59%. This year over year increase was mainly the result of incremental new revenues from the Voltaire acquisition, as well as higher demand for our products. Revenues in all of our product categories increased with the highest growth in switch systems and cables and accessories. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the three months ended June 30, 2011 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $41.1 million for the three months ended June 30, 2011 compared to $29.8 million for the three months ended June 30, 2010, representing an increase of approximately 38%. As a percentage of revenues, gross margin decreased to 64.9% in the three months ended June 30, 2011 from 74.5% in the three months ended June 30, 2010.  The decrease in gross margins as a percentage of revenues, was primarily due to increased sales of our switch systems, cables and accessories, which typically yield lower gross margins. In addition, gross margin in the three months ended June 30, 2011 was impacted by the amortization of acquired intangible assets in an amount of $2.3 million as a result of the Voltaire acquisition, which reduced gross margins by 3.7%. Gross margin for the three months ended June 30, 2011 is not necessarily indicative of future results.

Research and Development. Research and development expenses were $23.7 million in the three months ended June 30, 2011 compared to $14.0 million in the three months ended June 30, 2010, representing an increase of approximately 69%. The increase consisted primarily of $4.4 million in employee related expenses and $1.1 million in share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition in the prior quarter, and merit increases, $1.4 million of higher facilities and maintenance costs, increases of $1.2 million in new product expenses primarily due to product tape-outs, $586,000 in depreciation expenses and $532,000 in outsourcing expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote additional resources to develop new products, meet the changing requirements of our customers and expand into new markets and technologies.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing. Sales and marketing expenses were $10.0 million for the three months ended June 30, 2011 compared to $5.4 million for the three months ended June 30, 2010, representing an increase of approximately 85%. The increase consisted primarily of $2.0 million in employee related expenses and $688,000 in share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition in the prior quarter, and merit increases, increases of $491,000 in facilities and maintenance expenses, $438,000 in amortization of intangible assets associated with the Voltaire acquisition, increases of $368,000 in external sales representative compensation primarily associated with our increased revenues and higher travel related expenses of $345,000.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative. General and administrative expenses were $4.7 million for the three months ended June 30, 2011 compared to $2.7 million for the three months ended June 30, 2010, representing an increase of approximately 69%. The increase consisted primarily of $782,000 in employee related expenses and $130,000 in share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition in the prior quarter, and merit increase, increased professional service fees of $563,000 and higher HR related expenses of $439,000.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense. The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended
	June 30,
	2011	2010
	(In thousands)
Cost of goods sold	$225	$97
Research and development	3,004	1,942
Sales and marketing	1,298	610
General and administrative	904	773
Total share-based compensation expense	$5,431	$3,422

At June 30, 2011, there was $44.7 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.87 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $88,000 for the three months ended June 30, 2011 compared to $49,000 for the three months ended June 30, 2010. During the three months ended June 30, 2011, we had lower interest income of $122,000 and foreign exchange losses of $80,000, as compared to the three months ended June 30, 2010.  In the second quarter of 2010, we recognized a $227,000 loss from an impairment of investment in a privately held company.

Provision for Taxes on Income. Provision for taxes on income was $719,000 for the three months ended June 30, 2011 compared to $2.3 million for the three months ended June 30, 2010. The effective tax rate was approximately 25.3% and 30.6% for the three months ended June 30, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate. In addition, tax expenses for the three months ended June 30, 2011 were impacted by the allocation of our pretax income between different geographic locations.

Comparison of the Six Months Ended June 30, 2011 to the Six Months Ended June 30, 2010

The following table represents our total revenues for the six months ended June 30, 2011 and 2010 by product type.

	Six Months Ended June 30,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs & boards	$69,000	58	$63,662	84
Switch systems	31,191	26	7,737	10
Cables, accessories and other	18,211	16	4,769	6
Total revenue	$118,402	100	$76,168	100

Revenues. Revenues were $118.4 million for the six months ended June 30, 2011 compared to $76.2 million for the six months ended June 30, 2010, representing an increase of 55%. This year over year increase was mainly the result of incremental new revenues from the Voltaire acquisition, as well as higher demand for our products. Revenues in all of our product categories increased with the highest growth in switch systems and cables and accessories which increased 303% and 282%, respectively. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the six months ended June 30, 2011 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was approximately $76.7 million for the six months ended June 30, 2011 and $57.0 million for the six months ended June 30, 2010 representing an increase of approximately 35%. As a percentage of revenues, gross margin decreased to 64.8% in the six months ended June 30, 2011 from 74.8% in the six months ended June 30, 2010. The decline in gross margins as a percentage of revenues was primarily due to an increase in sales of our switch systems and cables and accessories for which we typically earn lower margins as compared to our ICs and boards. In addition, gross margins in the six months ended June 30, 2011 were impacted by the amortization of acquired intangible assets in the amount of $4.2 million resulting from the Voltaire acquisition, which reduced gross margins by 3.5%. Gross margin for the six months ended June 30, 2011 is not necessarily indicative of future results.

Research and Development. Research and development expenses were $44.0 million in the six months ended June 30, 2011 compared to approximately $26.3 million in the six months ended June 30, 2010, representing an increase of approximately 67%. The increase consisted primarily of $7.7 million in employee related expenses and share-based compensation expenses of $1.5 million primarily due to headcount additions, including those associated with the Voltaire acquisition, and merit increases, an increase in new product expenses of $3.5 million associated with product tape-outs, increases of $2.2 million in facilities and maintenance, $1.2 million of higher depreciation expenses, and an increase of $1.2 million in outsourcing expenses.

For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.

Sales and Marketing. Sales and marketing expenses were $18.5 million for the six months ended June 30, 2011 compared to approximately $10.4 million for the six months ended June 30, 2010, representing an increase of approximately 78%. The increase consisted primarily of $4.3 million in employee related expenses and $1.1 million of share-based compensation expenses primarily due to headcount additions, including those associated with the Voltaire acquisition, and merit increases, an increase of $828,000 in facilities and maintenance expenses, an increase of $692,000 in amortization of intangible assets associated with the Voltaire acquisition, $667,000 of higher travel related expenses and an increase of $243,000 in external sales representative compensation primarily associated with increased revenues.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

General and Administrative. General and administrative expenses were approximately $13.1 million, including acquisition related expenses of $4.4 million, for the six months ended June 30, 2011 compared to approximately $5.4 million for the six months ended June 30, 2010, representing an increase of approximately 62%. The increase consisted primarily of $1.5 million in employee related expenses primarily due to headcount additions, including those associated with the Voltaire acquisition, and merit increases, an increase of $731,000 in professional services, $466,000 of higher HR related expenses and an increase of $148,000 in outsourcing expenses.

Acquisition Related Expenses. Acquisition related expenses of $4.4 million relating to Voltaire consisted primarily of consulting fees of approximately $2.8 million, employee termination expenses of approximately $814,000, legal expenses of $453,000 and accounting and audit expenses of approximately $289,000.  These acquisition related expenses were recorded in the first quarter of 2011 in General and Administrative.

Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Cost of goods sold	$369	$187
Research and development	5,357	3,835
Sales and marketing	2,317	1,253
General and administrative	1,666	1,535
Total share-based compensation expense	$9,709	$6,810

At June 30, 2011, there was $44.7 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.87 years.

Other Income, net.  Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses.  Other income, net was approximately $136,000 for the six months ended June 30, 2011 compared to approximately $162,000 for the six months ended June 30, 2010, representing a decrease of 16%.  The decrease consisted primarily of lower net interest income of $231,000, higher bank fees of $22,000 and foreign exchange losses of $15,000 in the three months ended June 30, 2011, partially offset by an impairment of an investment in a privately held company of $227,000, which was recognized in the three months ended June 30, 2010.

Provision for Taxes on Income. Provision for taxes on income was approximately $722,000 for the six months ended June 30, 2011 compared to approximately $4.5 million for the six months ended June 30, 2010. Our effective tax rates were 58.9% and 29.8% for the six months ended June 30, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate. In addition, tax expenses for the six months ended June 30, 2011 were impacted by a change in the forecasted pretax income for the fiscal year, as well as allocation of profits between different geographic locations.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2011, our principal source of liquidity consisted of cash and cash equivalents of $72.8 million and short-term investments of $29.0 million. While our cash and investment balances declined during the fiscal year 2011 by $148.1 million primarily due to the Voltaire acquisition, we expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures including leasehold improvements of up to $17 million to support our infrastructure and expansion into a new facility in Israel. However, we may need to raise additional capital to be able to expand via business and technology acquisitions.

Operating activities

Net cash provided by our operating activities amounted to $26.1 million in the six months ended June 30, 2011. Net cash provided by operating activities in the six months ended June 30, 2011 was primarily attributable to net income of $0.5 million adjusted by net non-cash items of $18.7 million and changes in assets and liabilities of $6.9 million. Non-cash expenses in the six months ended June

30, 2011 consisted primarily of depreciation and stock compensation. The cash inflow from changes in assets and liabilities resulted from an increase in accrued liabilities and other payables of $10.5 million, an increase in accounts payable of $8.5 million due to the timing of purchases during the quarter, a decrease in inventory of $0.8 million and a decrease of $0.3 million in prepaid expenses and other assets, partially offset by an increase in accounts receivable of $13.2 million due to timing of sales during the quarter.

Net cash provided by operating activities amounted to $21.8 million in the six months ended June 30, 2010 and was primarily attributable to net income of $10.6 million adjusted by net non-cash items of $12.0 million, partially offset by changes in assets and liabilities of $0.7 million. Non-cash expenses in the six months ended June 30, 2010 consisted primarily of depreciation, deferred income taxes and stock compensation. The cash outflow from changes in assets and liabilities resulted from an increase in accounts payable of $1.3 million, a decrease in prepaid expenses of $1.0 million and an increase in accrued liabilities and other payables of $0.6 million, partially offset by an increase in inventory of $2.9 million due to higher safety stock levels and an increase in accounts receivable of approximately $0.7 million due to the timing of sales during the period.

Investing activities

Net cash used in investing activities was approximately $70.9 million in the six months ended June 30, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of 203.7 million, purchases of property and equipment of $4.5 million, an increase in restricted cash of $2.2 million and purchases of severance related insurance policies of $0.4 million, partially offset by net proceeds from sales and maturities of short-term investments of $135.5 million.

Net cash provided by investing activities was approximately $7.8 million in the six months ended June 30, 2010 and was primarily attributable to net proceeds from sales and maturities of short term investments of $14.8 million, partially offset by purchases of property and equipment of $6.5 million.

Financing activities

Our financing activities generated $9.7 million in the six months ended June 30, 2011 and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $9.4 million, and excess tax benefit from share-based compensation of $0.4 million, partially offset by principal payments on capital lease obligations of $0.2 million.

Our financing activities generated $5.8 million in the six months ended June 30, 2010, and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $5.4 million, and excess tax benefits from share-based compensation of $0.7 million, partially offset by principal payments on capital lease obligations of $0.3 million.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	Beyond 3 Years
	(In thousands)
Commitments under capital lease	$316	$316	$—	$—
Non-cancelable operating lease commitments	43,893	8,997	11,059	23,837
Service commitments	3,409	3,008	401	—
Purchase commitments	45,872	45,872	—	—
Total	$93,490	$58,193	$11,460	$23,837

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

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

In June 2011, the FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not expect adoption of the updated guidance to have a material impact on our consolidated results of operations or financial condition.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. and foreign government debt securities and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase, except U.S. Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 2% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $108,000 at June 30, 2011. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2011, approximately $7.8 million of our monthly operating expenses were denominated in NIS. As of June 30, 2011, we had forward contracts in place that hedged future operating expenses of approximately 71.9 million NIS, or approximately $21.1 million based upon the exchange rate on June 30, 2011. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except for the following:

Risks Related to Our Business

We have limited visibility into end-user demand for our products and generally short inventory cycles, which introduce uncertainty into our revenue and production forecasts and business planning and could negatively impact our financial results.

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

In addition, currently the majority of our revenues are derived from customer orders received and fulfilled in the same quarterly period. If we overestimate customer demand we could miss our quarterly revenue targets, which could have a material adverse effect on our financial results.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2011, sales to Hewlett-Packard, IBM and Bull SAS accounted for 15%, 13% and 11%, respectively, of our total revenues, while sales to our top ten customers accounted for 75% of our revenues. For the year ended December 31, 2010, sales to Hewlett-Packard and Dell accounted for 15% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 71% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

Some of our customers are also integrated circuit and switch suppliers and already have in-house expertise and internal development capabilities similar to ours. Licensing our technology and supporting such customers entails the transfer of intellectual property rights that may enable such customers to develop their own products and solutions to replace those we are currently providing to them. Consequently, these customers may become competitors to us. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot assure you that these customers will not continue to compete with us, that they will continue to be our customers or that they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively affect our profit margins.

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

There is a risk that these developments or enhancements, such as the migration of our next generation products from 90nm to 40nm to lower geometry process technologies, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce our silicon wafers, and Flextronics International Ltd. to manufacture and production test our adapter cards and switches. In addition we also use Comtel, Sanmina-Sci and A.L Electronics to manufacture some of our switches. We also rely on Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our ICs. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

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

We rely on our ecosystem partners to enhance and drive demand for our product offerings. Our inability to continue to develop or maintain such relationships in the future or our partners’ inability to timely deliver technology or product offerings to the market may harm our revenues and ability to remain competitive.

We have developed relationships with third parties, which we refer to as ecosystem partners. Such partners provide their technology products, operating systems, tool support, reference designs and other elements necessary for the sale of our products into our markets. In addition, introduction of new products into the market by these partners may increase demand for our products. If we are unable to continue to develop or maintain these relationships, or if our ecosystem partners delay or fail to timely deliver their technology or products or other elements to the market, our revenues may be adversely impacted and we might not be able to enhance our customers’ ability to commercialize their products in a timely manner and our ability to remain competitive may be harmed.

We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of June 30, 2011, we had 32 issued patents and 45 patent applications pending in the United States, 5 issued patents in Taiwan, 5 issued patents in Israel, 2 patent applications pending in China, 2 issued patents in the United Kingdom and 1 patent issued each in Germany and France, which cover aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

We may experience defects in our products, unforeseen delays, higher than expected expenses or lower than expected manufacturing yields of our products, which could result in increased customer warranty claims, delay our product shipments and prevent us from recognizing the benefits of new technologies we develop.

Although we test our products, they are complex and may contain defects and errors. In the past we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, including wide-scale product recalls, warranty expenses and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred and expect to continue to incur significant expense and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

We have engineering facilities, corporate and sales support operations and, as of June 30, 2011, 566 full-time and 59 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In mid-2006, Israel was engaged in armed conflicts with Hezbollah. The conflict involved missile strikes against civilian targets in northern Israel. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in southern Israel. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Syria and Libya. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

Our operations may be affected by labor unrest in Israel.

In the past, there were several general strikes and work stoppages in Israel affecting all banks, airports and ports. These strikes had an adverse effect on the Israeli economy and on business, including our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner. From time to time, the Israeli trade unions threaten strikes or work stoppages, which, if carried out, may have a material adverse effect on the Israeli economy and our business.

We are susceptible to additional risks from our international operations.

We derived 49% and 58% of our revenues in the six months ended June 30, 2011 and 2010, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Also, in certain circumstances an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would hold 25% or more of the voting rights in the company (unless there is already a 25% or greater shareholder of the company) or more than 45% of the voting rights in the company (unless there is already a shareholder that holds more than 45% of the voting rights in the company). If, as a result of an acquisition, the acquirer would hold more than 90% of a company’s shares or voting rights, the acquisition must be made by means of a tender offer for all of the shares.

In addition, the Israeli Companies Law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting and, according to the Israeli Securities Law subject to limited exceptions, the issuance thereof is possible only if we are no longer traded on the Tel-Aviv Stock Exchange.

These provisions could delay, prevent or impede an acquisition of us, even if such an acquisition would be considered beneficial by some of our shareholders.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.8%, 3.9% and 2.7% for the years ended December 31, 2008, 2009 and 2010, respectively, and to 2.2% and 0.7% for the six months ended June 30, 2011 and 2010, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 0.7% and 6.0% in the years ended December 31, 2008, 2009 and 2010, respectively. In the six months ended June 30, 2011 the increase in the value of the NIS against the U.S. dollar amounted to 3.8% and for the six months ended June 30, 2010, there was a decrease of 2.6%. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

We have received grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account the consideration for such know-how paid to us in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to notify, or to obtain the approval of the OCS and may result in increased royalty payments to the OCS as well as increase total amount to be paid to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties.

Risks Related to Our Ordinary Shares

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2010, our shares traded as low as $14.79 and as high as $27.00. During the six months ended June 30, 2011, our shares traded as low as $23.67 and as high as $32.84. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•               quarterly variations in our results of operations or those of our competitors;

•               announcements by us or our customers or rumors from sources other than us related to acquisitions, new products, significant contracts, commercial relationships or capital commitments;

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

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to use.

We believe our existing cash and cash equivalent balances and cash expected to be generated from our operations will be sufficient to meet our working capital, capital expenditures and other needs for at least the next 12 months. In the future, we may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our shareholders would be diluted, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.

The ownership of our ordinary shares may continue to be concentrated, and your interests may conflict with the interests of our existing shareholders.

Our executive officers and directors and affiliates, together with our current significant shareholders, beneficially owned approximately 29% of our outstanding ordinary shares as of June 30, 2011. Moreover, based on information filed with the SEC or reported to us, two of our shareholders, Fidelity Management and Research and Oracle Corporation, beneficially owned an aggregate of approximately 22% of our outstanding ordinary shares as of June 30, 2011. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

Our ordinary shares are traded on more than one market and this may result in price variations and volatility.

Our ordinary shares are traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. Trading in our ordinary shares on these markets is made in different currencies (U.S. dollars on The NASDAQ Global Select Market and New Israeli Shekels on the Tel Aviv Stock Exchange) and at different times (due to different time zones, trading days and public holidays in the United States and Israel). Consequently, the trading prices of our ordinary shares on these two markets often differ. In addition, due to the smaller size of the local capital market in Israel, we may receive more media coverage in Israel and Israeli investors may react to this coverage more quickly than investors elsewhere. Any decrease in the trading price of our ordinary shares on one of these markets could cause a decrease in the trading prices of our ordinary shares on the other market.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

2.1 (1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(3)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2011	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

2.1 (1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(3)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.