Form 10-Q
period 2011-09-30
Mellanox Technologies, Ltd.
filed 2011-11-04
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 31, 2011, was 39,351,863.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2011	2010
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$196,379	$107,994
Short-term investments	19,757	141,959
Restricted cash	4,509	3,353
Accounts receivable, net	45,964	19,893
Inventories	17,662	11,717
Deferred taxes and other current assets	6,246	4,487
Total current assets	290,517	289,403
Property and equipment, net	30,279	15,490
Severance assets	8,331	5,792
Intangible assets, net	28,621	290
Goodwill	132,885	—
Deferred taxes and other long-term assets	7,633	4,780
Total assets	$498,266	$315,755
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,536	$6,526
Other accrued liabilities	21,730	15,885
Deferred revenue	4,665	1,051
Capital lease obligations, current	237	316
Total current liabilities	52,168	23,778
Accrued severance	11,163	7,355
Deferred revenue	2,999	563
Capital lease liabilities	—	158
Other long-term liabilities	4,629	2,211
Total liabilities	70,959	34,065
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	164	141
Additional paid-in capital	407,499	265,481
Accumulated other comprehensive income (loss)	(784)	954
Retained earnings	20,428	15,114
Total shareholders’ equity	427,307	281,690
Total liabilities and shareholders’ equity	$498,266	$315,755

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Total revenues	$68,160	$37,779	$186,562	$113,947
Cost of revenues	24,164	9,861	65,829	29,073
Gross profit	43,996	27,918	120,733	84,874
Operating expenses:
Research and development	23,367	14,973	67,366	41,245
Sales and marketing	10,484	5,445	29,028	15,867
General and administrative	4,525	2,675	17,629	8,060
Total operating expenses	38,376	23,093	114,023	65,172
Income from operations	5,620	4,825	6,710	19,702
Other income, net	416	55	552	217
Income before taxes	6,036	4,880	7,262	19,919
Provision for taxes on income	(1,226)	(1,377)	(1,948)	(5,862)
Net income	$4,810	$3,503	$5,314	$14,057
Net income per share — basic	$0.13	$0.10	$0.15	$0.42
Net income per share — diluted	$0.13	$0.10	$0.14	$0.40
Shares used in computing income per share:
Basic	35,821	33,787	35,158	33,438
Diluted	38,003	35,279	37,419	35,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$5,314	$14,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,380	4,073
Deferred income taxes	579	4,153
Share-based compensation expense	15,353	10,363
Gain on investments	(39)	(235)
Excess tax benefits from share-based compensation	(1,363)	(1,217)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(13,648)	(2,095)
Inventories	(1,346)	(3,449)
Prepaid expenses and other assets	296	1,140
Accounts payable	16,469	1,522
Accrued liabilities and other payables	4,985	2,814
Net cash provided by operating activities	40,980	31,126
Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	(203,704)	—
Purchase of severance-related insurance policies	(636)	(588)
Purchases of short-term investments	(8,937)	(182,615)
Proceeds from sales of short-term investments	147,393	122,726
Proceeds from maturities of short-term investments	10,608	39,265
Increase in restricted cash deposit	(1,700)	—
Purchase of property and equipment	(15,767)	(9,295)
Purchase of equity investment in a private company	—	(135)
Net cash used in investing activities	(72,743)	(30,642)
Cash flows from financing activities:
Proceeds from public offering, net	104,201	—
Principal payments on capital lease obligations	(237)	(449)
Proceeds from exercise of share awards	14,821	7,263
Excess tax benefit from share-based compensation	1,363	1,217
Net cash provided by financing activities	120,148	8,031
Net increase in cash and cash equivalents	88,385	8,515
Cash and cash equivalents at beginning of period	107,994	43,640
Cash and cash equivalents at end of period	$196,379	$52,155

Non-cash financing activities:
Vested share awards issued in connection with Voltaire acquisition	$6,303	$—

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

Principles of presentation

The unaudited condensed consolidated financial statements of the Company and its subsidiaries included in this Quarterly Report on Form 10-Q have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such instructions. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 7, 2011. The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2011 or thereafter.

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

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except for the following:

Business combinations

The Company accounts for business combinations using the acquisition method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The process of estimating the fair values requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and distribution agreements, acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

Goodwill and intangible assets

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the acquired net tangible and intangible assets. Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. The Company amortizes its intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would be required to impair the related IPR&D asset.

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
IBM	24%	*	17%	*
Hewlett Packard	18%	14%	19%	16%
Dell	*	12%	*	11%
Supermicro Computer Inc.	*	12%	*	*

*                      Less than 10%

At September 30, 2011, IBM and Hewlett Packard accounted for 24% and 16%, respectively, of the Company’s total accounts receivable. At December 31, 2010, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10%, respectively, of the Company’s total accounts receivable.

At September 30, 2011, Oracle held approximately 3.8 million ordinary shares of Mellanox. During the three months and nine months ended September 30, 2011, sales to Oracle and/or its contract manufacturers were $2.6 million and $15.6 million, respectively, and were conducted at arm’s-length. At September 30, 2011, accounts receivable from Oracle totaled $4,400. At December 31, 2010, Oracle held approximately 3.4 million ordinary shares of Mellanox. At December 31, 2010, accounts receivable from Oracle totaled $27,230.

Product warranty

Changes in the Company’s liability for product warranty during the nine months ended September 30, 2011 and 2010 are included in Other accrued liabilities and are as follows:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Balance, beginning of the period	$807	$902
Warranties issued during the period	659	392
Reversal of warranty reserves	(146)	(217)
Settlements during the period	(415)	(268)
Balance, end of the period	$905	$809

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income	$4,810	$3,503	$5,314	$14,057
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	35,821	33,787	35,158	33,438
Dilutive effect of employee stock option plans	2,182	1,492	2,261	1,793
Shares used to compute diluted net income per share	38,003	35,279	37,419	35,231
Net income per share — basic	$0.13	$0.10	$0.15	$0.42
Net income per share — diluted	$0.13	$0.10	$0.14	$0.40

The Company excluded 542,314 and 532,676 outstanding options for the three and nine months ended September 30, 2011, respectively, from the computation of diluted net income per ordinary share, because including these outstanding options would have had an anti-dilutive effect. The Company excluded 15,590 and 5,254 restricted shares for the three and nine months ended September 30, 2011, respectively, from the computation of diluted net income per ordinary share because including these restricted shares would have had an anti-dilutive effect.

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

In June 2011, the FASB issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. On October 21, 2011, FASB decided to propose a deferral of the requirement to present reclassifications of other comprehensive income on the face of the income statement. Companies would still be required to adopt all other requirements contained in the guidance. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. Entities will be allowed to perform a “qualitative” assessment to determine whether a quantitative assessment is necessary. The updated guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated results of operations and financial condition.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30, 2011	December 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$46,521	$20,295
Less: Allowance for doubtful accounts	(557)	(402)
	$45,964	$19,893
Inventories:
Raw materials	$4,500	$2,043
Work-in-process	2,259	1,728
Finished goods	10,903	7,946
	$17,662	$11,717

Deferred taxes and other current assets:
Prepaid expenses	$3,140	$1,754
Forward contracts receivable	—	860
Income tax and VAT receivable	2,002	729
Deferred taxes	681	616
Other	423	528
	$6,246	$4,487
Property and equipment, net:
Computer equipment and software	$48,340	$38,179
Furniture and fixtures	3,103	1,980
Leasehold improvements	14,228	3,320
	65,671	43,479
Less: Accumulated depreciation and amortization	(35,392)	(27,989)
	$30,279	$15,490

Deferred taxes and other long-term assets:
Equity investments in private companies	$3,000	$3,000
Deferred taxes	954	1,422
Restricted cash	3,332	—
Other assets	347	358
	$7,633	$4,780
Other accrued liabilities:
Payroll and related expenses	$9,629	$9,512
Accrued expenses	6,745	3,472
Product warranty liability	905	807
Forward contracts payable	776	—
Income tax payable	1,014	248
Other	2,661	1,846
	$21,730	$15,885
Other long-term obligations:
Income tax payable	$2,517	$1,754
Deferred rent	2,112	457
	$4,629	$2,211

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

Voltaire’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company’s consolidated financial statements beginning February 7, 2011. Acquisition costs related to the Merger of $4.4 million were expensed as incurred in general and administrative expenses in the unaudited consolidated statement of operations for the nine months ended September 30, 2011.

Under the terms of the Merger Agreement, the Company paid $207.7 million in cash ($203.7 million net of cash received) and issued to Voltaire employees options to purchase 564,878 shares of the Company’s ordinary shares and 84,736 restricted stock units (“RSUs”) with an aggregate value of $13.6 million, in exchange for their options to purchase Voltaire ordinary shares and RSUs of Voltaire. The Company recorded $6.3 million as part of the purchase price, which represents the fair value of options and RSUs that were vested at the acquisition date. The remaining unvested options and RSUs will result in compensation expense of $7.3 million. This amount will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

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

The preliminary estimates of the fair value of identifiable assets acquired and liabilities assumed are subject to revisions, which may result in adjustments to the preliminary values presented above, when appraisals are finalized.  The Company expects to finalize these amounts as soon as possible, but no later than by the end of 2011.

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
Development project:
UFM	12	$1,700	$1,069
Acceleration software	7	1,100	975
Ethernet	2	100	710
Total IPR&D		$2,900	$2,754

The Company used the income approach to determine the fair value of IPR&D and utilized a discount rate of 14.5%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will become subject to amortization over its useful life. During the nine months ended September 30, 2011, the Ethernet project and the Accelerated software project were completed and became subject to amortization over three years. The remaining UFM project progressed as previously estimated.

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

Supplemental pro forma data (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Voltaire, on a pro forma basis, as though the companies had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of the earliest period presented.

The following unaudited pro forma financial information combines the results for the Company and Voltaire for the nine months ended September 30, 2011 and September 30, 2010 (in thousands, except per share amounts):

	Nine Months Ended
	September 30, 2011	September 30, 2010

Pro forma revenue	$190,143	$156,427
Pro forma net income	$4,611	$5,006
Pro forma net income per share basic	$0.13	$0.15
Pro forma net income per share diluted	$0.13	$0.14

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

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
	(In thousands)
Money market funds	$142,137	$—	$—	$142,137
Certificates of deposits	—	10,166	—	10,166
U.S. Government and agency securities	—	654	—	654
Corporate bonds	—	7,234	—	7,234
Foreign Government bonds	—	1,703	—	1,703
Total financial assets	$142,137	$19,757	$—	$161,894
Forward contracts	—	776	—	776
Total financial liabilities	$—	$776	$—	$776

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

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2011.

Short-term investments

At September 30, 2011 and December 31, 2010, the Company held short-term investments classified as available-for-sale securities as follows:

	September 30, 2011
	Amortized Cost	Unrealized Gains (Losses), Net	Estimated Fair Value
	(In thousands)
Money market funds	$142,137	$—	$142,137
Certificates of deposits	10,181	(15)	10,166
U.S. Government and agency securities	652	2	654
Corporate bonds	7,227	7	7,234
Foreign Government bonds	1,705	(2)	1,703
Total investments in marketable securities	$161,902	$(8)	$161,894
Less amounts classified as cash and cash equivalents	(142,137)	—	(142,137)
	$19,765	$(8)	$19,757

At September 30, 2011, gross unrealized losses on our investments are not deemed to be other-than-temporarily impaired.

	December 31, 2010
	Amortized Cost	Unrealized Gains, Net	Estimated Fair Value
	(In thousands)
Money market funds	$67,147	$—	$67,147
Certificates of deposit	40,258	—	40,258
U.S. Government and agency securities	96,797	94	96,891
Equity securities	301	—	301
Total investments in marketable securities	$204,503	$94	$204,597
Less amounts classified as cash and cash equivalents	(62,638)	—	(62,638)
	$141,865	$94	$141,959

The contractual maturities of debt securities classified as short-term investments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Due in less than one year	$713	$738	$79,547	$79,611
Due in one to three years	8,871	8,853	17,250	17,280
	$9,584	$9,591	$96,797	$96,891

Investments in privately-held companies:

As of September 30, 2011, the Company held a $3.0 million investment in a privately-held company. This investment is accounted for under the cost method. To determine if the investment is recoverable, the Company monitors the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income, net immediately. The net gains or losses relating to ineffectiveness were not material in the nine months ended September 30, 2011 and 2010. As of September 30, 2011, the Company had forward contracts in place that hedged future operating expenses of approximately 138.8 million NIS, or approximately $37.4 million based upon the exchange rate as of September 30, 2011. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of September 30, 2011 and December 31, 2010 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$860	$776	$—
Total derivatives designated as hedging instruments	$—	$860	$776	$—

Effect of designated derivative contracts on accumulated other comprehensive income (loss)

The following table represents the balance of designated derivative contracts as cash flow hedges as of September 30, 2011 and December 31, 2010, and their impact on OCI for the nine months ended September 30, 2011 (in thousands):

December 31, 2010	$860
Derivative contracts acquired in connection with Voltaire acquisition	120
Amount of loss recognized in OCI (effective portion)	(188)
Amount of gain reclassified from OCI to income (effective portion)	(1,568)
September 30, 2011	$(776)

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Gain on foreign exchange contracts designated as cash flow hedges	$193	$33	$1,568	$250

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

December 31, 2010	$—
Goodwill recorded in connection with Voltaire acquisition	132,885
September 30, 2011	$132,885

The carrying amounts of intangible assets as of September 30, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Licensed technology	$946	$(819)	$127
Developed technology	22,063	(5,253)	16,810
Customer relationships	10,956	(1,132)	9,824
Customer contract	1,529	(738)	791
Backlog	435	(435)	—
Total amortizable intangible assets	$35,929	$(8,377)	$27,552
IPR&D	1,069	—	1,069
Total intangible assets	$36,998	$(8,377)	$28,621

Amortization expense was $2.8 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $7.8 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

Remainder of 2011	$3,210
2012	10,119
2013	9,000
2014	3,467
2015 and thereafter	1,756
$27,552

NOTE 7 — COMMITMENTS AND CONTINGENCIES:

Leases

As of September 30, 2011, future minimum lease payments under non-cancelable operating and capital leases, and future minimum sublease rental receipts under non-cancelable operating leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2011	$79	$2,505
2012	158	8,359
2013	—	5,576
2014	—	3,624
2015 and beyond	—	25,400
Total minimum lease payments and sublease income	$237	$45,464
Less: Amount representing interest	—
Present value of capital lease obligations	237
Less: Current portion	(237)
Long-term portion of capital lease obligations	$—

Service commitments

At September 30, 2011, the Company had non-cancelable service commitments of $3.7 million, $2.7 million of which are expected to be paid within 2011, $491,000 in 2012 and $500,000 in 2013 and beyond.

Purchase commitments

At September 30, 2011, the Company had non-cancelable purchase commitments of $47.3 million, $42.1 million of which are expected to be paid within 2011, $2.5 million in 2012 and $2.7 million in 2013 and beyond.

NOTE 8 — SHAREHOLDERS’ EQUITY:

Equity offering

On September 26, 2011, the Company completed an additional public offering of 3,450,000 shares of its ordinary shares at a price to the public of $31.75 per share.  Net proceeds to the Company aggregated approximately $104.2 million after payment of offering fees, underwriters’ commissions and offering expenses.

Comprehensive income

The components of comprehensive income, net of taxes, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net income	$4,810	$3,503	$5,314	$14,057
Other comprehensive income:
Change in unrealized gains (losses) on available-for-sale securities, net	(16)	6	(102)	(74)
Change in unrealized gains (losses) on derivative contracts, net	(1,904)	1,084	(1,636)	408
Total comprehensive income	$2,890	$4,593	$3,576	$14,391

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the nine months ended September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	967,798	20.63
Options exercised	(1,223,914)	8.46
Options cancelled	(164,780)	16.83
Outstanding at September 30, 2011	5,014,078	$12.81

The weighted average fair value of options granted was $17.05 and $11.74 for the three months ended September 30, 2011 and 2010, respectively, and $18.54 and $12.24 for the nine months ended September 30, 2011 and 2010, respectively.

The total pretax intrinsic value of options exercised in the nine months ended September 30, 2011 and 2010 was $26.0 million and $17.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $31.22 on September 30, 2011, the total pretax intrinsic value of all outstanding options was $92.9 million. The total pretax intrinsic value of exercisable options at September 30, 2011 was $64.6 million.

Restricted stock units activity in the nine months ended September 30, 2011 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2010	414,945	$19.86
Restricted stock units granted	1,141,142	26.99
Restricted stock units vested	(194,478)	19.98
Restricted stock units canceled	(108,225)	23.49
Non vested restricted stock units at September 30, 2011	1,253,384	$25.92

The weighted average fair value of RSUs granted in the three months and nine ended September 30, 2011 was $34.59 and $26.99, respectively. The total intrinsic value of all outstanding restricted stock units was $39.1 million as of September 30, 2011.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2011:

Number of Shares
Stock options outstanding	5,014,078
Restricted stock units	1,253,384
Stock authorized for future issuance	1,777,976
ESPP shares available for future issuance	42,474
Total shares reserved for future issuance as of September 30, 2011	8,087,912

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2011 and 2010:

	Employee Share Options		Employee Share Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield, %	—	—	—	—
Expected volatility, %	54.9	60.0	48.8	54.7
Risk free interest rate, %	1.20	2.15	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	8.53	8.66	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands)
Cost of goods sold	$352	$96	$721	$284
Research and development	3,058	2,091	8,415	5,925
Sales and marketing	1,255	642	3,572	1,895
General and administrative	979	724	2,645	2,259
Total share-based compensation expense	$5,644	$3,553	$15,353	$10,363

At September 30, 2011, there was $45.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.91 years.

NOTE 10 — INCOME TAXES:

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company updates its annual effective tax rate estimate at the end of each quarterly period.  This estimate takes into account projections of annual pretax income, the Company’s geographic mix and interpretations of tax laws and possible outcomes of current and future audits. The Company’s effective tax rates were 20.3% and 26.8% for the three and nine months ended September 30, 2011, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rate. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

As of September 30, 2011 and December 31, 2010, the Company had unrecognized tax benefits of $2.5 million and $1.8 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2011, the amount of accrued interest and penalties totaled $208,000. As of September 30, 2011, calendar years 2007 through 2010 were open and subject to potential examination in one or more jurisdictions.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Overview

We are a leading fabless semiconductor company that produces and supplies high-performance connectivity products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer a complete line of adapter cards that incorporate our adapter ICs, and switch and gateway system product lines that incorporate our switch and gateway ICs.  Our end-to-end solutions, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables are an integral part of a total networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. We have established significant expertise with high-performance interconnect solutions through successful development and implementation of multiple generations of our products.

As a leader in developing multiple generations of high-speed networking solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the five largest server vendors, Hewlett-Packard, IBM, Dell, Oracle and Fujitsu, which collectively shipped the majority of servers in 2010, according to industry research firm International Data Corporation. We supply leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Hewlett-Packard, IBM, Isilon/EMC, NetApp, Oracle and Xyratex. Additionally, our products are used as embedded solutions by companies such as GE Fanuc, Toshiba Medical and SeaChange International.

We are one of the pioneers of InfiniBand: an industry-standard architecture that provides specifications for high-performance interconnects. We believe we are the leading supplier of InfiniBand interconnect solutions that deliver industry-leading performance and features, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 40 Gigabit Ethernet to the market, which allows us the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10 Gigabit directly to 40 Gigabit.

On February 7, 2011, we completed the acquisition of Voltaire Ltd., or Voltaire, a leading provider of scale-out computing fabrics for data centers, high performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end connectivity solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

We deliver a high throughput, low latency interconnect solution that consists of adapters, switches, cables and acceleration and management software. Our adapters and switch ICs provide per-port bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. With our adapter ICs and cards, we deliver software for collectives, messaging, unstructured data and storage used to accelerate applications in HPC, Web 2.0, high frequency trading, database and storage, among others. Our switch systems, based on our switch ICs, range in port density from 8, 18 and 36 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008 we introduced Virtual Protocol Interconnect, or VPI, into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs which incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand, and in some cases, Fibre Channel.

Revenues.  We derive revenues from sales of our ICs, cards, switch systems, software, development projects and accessories primarily to leading server, storage and communication infrastructure OEM customers. The sales of our products are made worldwide through multiple channels, including direct sales force, our network of domestic and international sales representatives and independent distributors. Revenues were approximately $186.6 million for the nine months ended September 30, 2011 compared to $113.9 million for the nine months ended September 30, 2010, representing an increase of approximately 64%. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Total sales to customers representing more than 10% of revenues accounted for 36% and 27% of our total revenues for the nine months ended September 30, 2011 and 2010, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, Taiwan Semiconductor Manufacturing Company, or TSMC, costs associated with the assembly, packaging and production testing of our products by Advanced Semiconductor Engineering, or ASE, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems by Flextronics, Comtel, A.L. Electronics Ltd., Sanmina-SCI and Zicon, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management, quality assurance and development projects. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with TSMC and ASE. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

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

Amortization of Intangible Assets. Amortization of intangible assets relates to acquired identified intangible assets resulting from our acquisition of Voltaire, which will be amortized over their estimated useful lives. Amortization of customer relationships is included in Sales and marketing expenses. Amortization of all other intangible assets was included in Cost of revenues.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	100%	100%	100%	100%
Cost of revenues	35	26	35	26
Gross profit	65	74	65	74
Operating expenses:
Research and development	34	40	36	36
Sales and marketing	16	14	16	14
General and administrative	7	7	9	7
Total operating expenses	57	61	61	57
Income from operations	8	13	4	17
Other income, net	1	0	0	0
Provision for taxes on income	(2)	(4)	(1)	(5)
Net income	7%	9%	3%	12%

Comparison of the Three Months Ended September 30, 2011 to the Three Months Ended September 30, 2010

The following table represents our total revenues for the three months ended September 30, 2011 and 2010 by product type.

	Three Months Ended September 30,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs & boards	$33,981	50	$29,337	78
Switch systems	23,397	34	5,438	14
Cables, accessories and other	10,782	16	3,004	8
Total revenue	$68,160	100	$37,779	100

Revenues. Revenues were $68.2 million for the three months ended September 30, 2011 compared to $37.8 million for the three months ended September 30, 2010, representing an increase of approximately 80%. This year-over-year increase was mainly the result of incremental new revenues from the Voltaire acquisition, as well as higher demand for our products. Revenues in all of our product categories increased with the highest growth in switch systems and cables and accessories. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the three months ended September 30, 2011 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $44.0 million for the three months ended September 30, 2011 compared to $27.9 million for the three months ended September 30, 2010, representing an increase of approximately 57.6%. As a percentage of revenues, gross margin decreased to 64.5% in the three months ended September 30, 2011 from 73.9% in the three months ended September 30, 2010.  The decrease in gross margin as a percentage of revenues was primarily due to increased sales of our switch systems, cables and accessories, which typically yield lower gross margins. In addition, gross margin in the three months ended September 30, 2011 was impacted by the amortization of acquired intangible assets in an amount of $2.2 million as a result of the Voltaire acquisition, which reduced gross margin by 3.2 percentage points. Gross margin for the three months ended September 30, 2011 is not necessarily indicative of future results.

Research and Development. Research and development expenses were $23.4 million in the three months ended September 30, 2011 compared to $15.0 million in the three months ended September 30, 2010, representing an increase of approximately 56%. The increase consisted primarily of $4.1 million in employee related expenses primarily due to headcount additions and merit increases, $1.3 million of higher facilities and maintenance costs, $1.0 million in share-based compensation expenses and increases of $860,000 in depreciation expenses, $604,000 in new product expenses and $315,000 in equipment expenses. We expect that research and development expense will increase in absolute dollars in future periods as we continue to devote additional resources to develop new products, meet the changing requirements of our customers and expand into new markets and technologies.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing. Sales and marketing expenses were $10.5 million for the three months ended September 30, 2011 compared to $5.4 million for the three months ended September 30, 2010, representing an increase of approximately 93%. The increase consisted primarily of $2.7 million in employee related expenses primarily due to headcount additions, merit increases and higher internal sales commissions, $613,000 in share-based compensation expenses, increases of $500,000 in facilities and maintenance expenses, $439,000 in amortization of intangible assets associated with the Voltaire acquisition, $355,000 in travel expenses, and $349,000 in equipment expenses primarily associated with customer product evaluations offset by a decrease of $302,000 in external sales representative commissions related to a transition towards our internal sales representatives.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative. General and administrative expenses were $4.5 million for the three months ended September 30, 2011 compared to $2.7 million for the three months ended September 30, 2010, representing an increase of approximately 69%. The increase consisted primarily of $506,000 in employee related expenses due to headcount additions and merit increases, increase of $456,000 in professional services, increase of $316,000 in facilities and maintenance expenses and increase of $251,000 in share-based compensation.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense. The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,
	2011	2010
	(In thousands)
Cost of goods sold	$352	$96
Research and development	3,058	2,091
Sales and marketing	1,255	642
General and administrative	979	724
Total share-based compensation expense	$5,644	$3,553

At September 30, 2011, there was $45.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.91 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $416,000 for the three months ended September 30, 2011 compared to $55,000 for the three months ended September 30, 2010, representing an increase of $361,000, which primarily consisted of foreign exchange gains of $461,000 partially offset by lower interest income of $96,000.

Provision for Taxes on Income. Provision for taxes on income was $1.2 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The effective tax rate was approximately 20.3% and 28.2% for the three months ended September 30, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.

Comparison of the Nine Months Ended September 30, 2011 to the Nine Months Ended September 30, 2010

The following table represents our total revenues for the nine months ended September 30, 2011 and 2010 by product type.

	Nine Months Ended September 30,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs & boards	$102,980	55	$92,999	82
Switch systems	54,588	29	13,125	11
Cables, accessories and other	28,994	16	7,823	7
Total revenue	$186,562	100	$113,947	100

Revenues. Revenues were $186.6 million for the nine months ended September 30, 2011 compared to $113.9 million for the nine months ended September 30, 2010, representing an increase of 64%. This year-over-year increase was mainly the result of incremental new revenues from the Voltaire acquisition, as well as higher demand for our products. Revenues in all of our product categories increased with the highest growth in switch systems and cables and accessories which increased 316% and 271%, respectively. We expect our switch system revenues to continue to increase as we provide more end-to-end solutions. Revenues for the nine months ended September 30, 2011 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was approximately $120.7 million for the nine months ended September 30, 2011 and $84.9 million for the nine months ended September 30, 2010, representing an increase of approximately 42%. As a percentage of revenues, gross margin decreased to 64.7% in the nine months ended September 30, 2011 from 74.5% in the nine months ended September 30,

2010. The decline in gross margin as a percentage of revenues was primarily due to an increase in sales of our switch systems and cables and accessories for which we typically earn lower margins, as compared to margins for our ICs and boards. In addition, gross margin in the nine months ended September 30, 2011 were impacted by the amortization of acquired intangible assets in the amount of $6.3 million resulting from the Voltaire acquisition, which reduced gross margin by 3.4 percentage points. Gross margin for the nine months ended September 30, 2011 is not necessarily indicative of future results.

Research and Development. Research and development expenses were $67.4 million in the nine months ended September 30, 2011 compared to approximately $41.2 million in the nine months ended September 30, 2010, representing an increase of approximately 63%. The increase consisted primarily of $11.9 million in employee related expenses and share-based compensation expenses of $2.5 million associated with headcount additions, including those associated with the Voltaire acquisition, and merit increases, an increase in new product expenses of $4.1 million due to product tape-outs, increases of $3.5 million in facilities and maintenance, $2.0 million of higher depreciation expenses, $1.3 million in outsourcing expenses, $420,000 in equipment expenses and $283,000 in software expenses.

For a further discussion of share-based compensation included in research and development expense, see “Share-based compensation expense” below.

Sales and Marketing. Sales and marketing expenses were $29.0 million for the nine months ended September 30, 2011 compared to approximately $15.9 million for the nine months ended September 30, 2010, representing an increase of approximately 83%. The increase consisted primarily of $7.0 million in employee related expenses and $1.7 million of share-based compensation expenses associated with headcount additions, including those associated with the Voltaire acquisition, merit increases, an increase of $1.3 million in facilities and maintenance expenses, an increase of $1.1 million in amortization of intangible assets associated with the Voltaire acquisition, $1.0 million of higher travel related expenses and $542,000 in equipment expenses primarily associated with customer product evaluations.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based compensation expense” below.

General and Administrative. General and administrative expenses were approximately $17.6 million, including acquisition related expenses of $4.4 million, for the nine months ended September 30, 2011 compared to approximately $8.1 million for the nine months ended September 30, 2010, representing an increase of approximately 119%. The increase consisted primarily of $2.0 million in employee related expenses associated with headcount additions, including those associated with the Voltaire acquisition, merit increases, increases of $1.4 million in professional services, increases of $785,000 in facilities and maintenance expenses, $380,000 in share-based compensation, increases of $221,000 in outsourcing expenses and an increase of $90,000 in travel related.

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

Share-based compensation expense. The following table presents details of total share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cost of goods sold	$721	$284
Research and development	8,415	5,925
Sales and marketing	3,572	1,895
General and administrative	2,645	2,259
Total share-based compensation expense	$15,353	$10,363

At September 30, 2011, there was $45.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.91 years.

Other Income, net.  Other income, net consists of interest earned on cash and cash equivalents and foreign currency exchange gains and losses.  Other income, net was approximately $552,000 for the nine months ended September 30, 2011 compared to approximately $217,000 for the nine months ended September 30, 2010, representing an increase of 154%.  The increase consisted of higher foreign exchange gains of $446,000 partially offset by lower interest income of $393,000. In addition, in the nine months ended September 30, 2010, we recorded an impairment of an investment in a privately held company of $250,000.

Provision for Taxes on Income. Provision for taxes on income was approximately $1.9 million for the nine months ended September 30, 2011 compared to approximately $5.9 million for the nine months ended September 30, 2010. Our effective tax rates were 26.8% and 29.4% for the nine months ended September 30, 2011 and 2010, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from non-tax-deductible expenses such as stock-based compensation expense and accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2011, our principal source of liquidity consisted of cash and cash equivalents of $196.4 million and short-term investments of $19.8 million. In September 2011, we raised $104.2 million in an additional public offering of 3,450,000 of our ordinary shares. We intend to use the net proceeds from this public offering for general corporate purposes, including working capital and potential strategic investments. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures including leasehold improvements of up to $18.0 million to support our infrastructure and expansion into a new facility in Israel.

Operating activities

Net cash provided by our operating activities amounted to $41.0 million in the nine months ended September 30, 2011. Net cash provided by operating activities in the nine months ended September 30, 2011 was primarily attributable to net income of $5.3 million adjusted by net non-cash items of $28.9 million and changes in assets and liabilities of $6.8 million. Non-cash expenses in the nine months ended September 30, 2011 consisted primarily of depreciation and stock compensation. The cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $16.4 million due to the timing of purchases during the quarter, an increase in accrued liabilities and other payables of $5.0 million, and a decrease of $0.3 million in prepaid expenses and other assets, partially offset by an increase in accounts receivable of $13.6 million and an increase in inventory of $1.3 million due to timing of sales during the quarter.

Net cash provided by operating activities amounted to $31.1 million in the nine months ended September 30, 2010 and was primarily attributable to net income of $14.1 million and net non-cash items of $17.1 million, partially offset by changes in assets and liabilities of $68,000. Non-cash expenses in the nine months ended September 30, 2010 consisted primarily of depreciation, deferred taxes and stock compensation. The cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $2.1 million due to the timing of sales during the period, and an increase in inventory of $3.4 million due to higher safety stock levels, partially offset by an increase in accrued liabilities and other payables of $2.8 million, an increase in accounts payable of $1.5 million due to the timing of purchases during the quarter and a decrease of $1.1 million in prepaid expenses and other assets.

Investing activities

Net cash used in investing activities was approximately $72.7 million in the nine months ended September 30, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million, purchases of property and equipment of $15.8 million and an increase in restricted cash of $1.7 million, partially offset by net proceeds from sales and maturities of short-term investments of $149.1 million.

Net cash used in investing activities was approximately $30.6 million in the nine months ended September 30, 2010 and was primarily attributable to net purchases of short term investments of $20.6 million and purchases of property and equipment of $9.3 million.

Financing activities

Our financing activities generated $120.1 million in the nine months ended September 30, 2011, primarily due to net cash of $104.2 million received in conjunction with our recent additional public offering, proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $14.8 million, and excess tax benefit from share-based compensation of $1.4 million.

Our financing activities generated $8.0 million in the nine months ended September 30, 2010, primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $7.3 million, and excess tax benefits from share-based compensation of $1.2 million, partially offset by principal payments on capital lease obligations of $449,000.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	Beyond 3 Years
	(In thousands)
Commitments under capital lease	$237	$237	$—	$—
Non-cancelable operating lease commitments	45,464	8,958	11,295	25,211
Service commitments	3,680	3,115	515	50
Purchase commitments	47,294	44,230	1,530	1,534
Total	$96,675	$56,540	$13,340	$26,795

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

Recent Accounting Standards

See Note 1. “Recent Accounting Pronouncements” in the Notes to the Unaudited Condensed Consolidated Financial Statements for a full description of recent accounting standards, including the respective dates of adoption and effects on our condensed consolidated financial position, results of operations and cash flows.

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

Foreign Currency Exchange Risk

We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and our Israeli facility expenses are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profits.

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% decline in U.S. dollar exchange rate against NIS currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $205,000 at September 30, 2011. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2011, approximately $7.5 million of our monthly operating expenses were denominated in NIS. As of September 30, 2011, we had forward contracts in place that hedged future operating expenses of approximately 138.8 million NIS, or approximately $37.4, million based upon the exchange rate on September 30, 2011. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Changes in risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, are as follows:

Risks Related to Our Business

We have limited visibility into end-user demand for our products and generally have short inventory cycles, which introduce uncertainty into our revenue and production forecasts and business planning and could negatively impact our financial results.

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

In addition, the majority of our revenues are derived from customer orders received and fulfilled in the same quarterly period. If we overestimate customer demand, we could miss our quarterly revenue targets, which could have a material adverse effect on our financial results.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2011, sales to IBM and Hewlett-Packard accounted for 24% and 18%, respectively, of our total revenues, while sales to our top ten customers accounted for 73% of our revenues. For the year ended December 31, 2010, sales to Hewlett-Packard and Dell accounted for 15% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 71% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

Some of our customers are also integrated circuit and switch suppliers and already have in-house expertise and internal development capabilities similar to ours. Licensing our technology and supporting such customers entails the transfer of intellectual property rights that may enable such customers to develop their own products and solutions to replace those we are currently providing to them. Consequently, these customers may become competitors to us. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot predict whether these customers will continue to compete with us, whether they will continue to be our customers or whether they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively affect our profit margins.

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

While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We currently rely on Taiwan Semiconductor Manufacturing Company, or TSMC, to produce our silicon wafers, and Flextronics International Ltd. to manufacture and production test our adapter cards and switches. In addition, we also use Comtel, Sanmina-Sci and A.L. Electronics to manufacture some of our switches. We also rely on Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our ICs. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

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

We have developed relationships with third parties, which we refer to as ecosystem partners. Such partners provide their technology products, operating systems, tool support, reference designs and other elements necessary for the sale of our products into our markets. In addition, introduction of new products into the market by these partners may increase demand for our products. If we are unable to continue to develop or maintain these relationships, or if our ecosystem partners delay or fail to timely deliver their technology or products or other elements to the market, our revenues may be adversely impacted and we might not be able to enhance our customers’ ability to commercialize their products in a timely manner and our ability to remain competitive may be harmed. Specifically, delays in release of Intel’s Romley-based products into the market may negatively impact our revenues and gross margins.

We may not obtain sufficient patent protection on the technology embodied in our products, which could harm our competitive position and increase our expenses.

Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. As of September 30, 2011, we had 35 issued patents and 47 patent applications pending in the United States, 5 issued patents in Taiwan, 5 issued patents in Israel, 1 issued and 1 patent applications pending in China, 2 issued patents in the United Kingdom and 1 patent issued each in Germany and France, each of which cover aspects of the technology in our products. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

We may experience defects in our products, unforeseen delays, higher than expected expenses or lower than expected manufacturing yields of our products, which could result in increased customer warranty claims, delay our product shipments and prevent us from recognizing the benefits of new technologies we develop.

Although we test our products, they are complex and may contain defects and errors. In the past, we have encountered defects and errors in our products. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. In addition, product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, including wide-scale product recalls, warranty expenses and product liability claims against us which may not be fully covered by insurance. Any of these could harm our business.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur significant expenses and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer, chief financial officer or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

Risks Related to Operations in Israel and Other Foreign Countries

Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.

We have engineering facilities, corporate and sales support operations and, as of September 30, 2011, 631 full-time and 56 part-time employees located in Israel. A significant amount of our assets is located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In mid-2006, Israel was engaged in armed conflicts with Hezbollah. The conflict involved missile strikes against civilian targets in northern Israel. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in southern Israel. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Syria and Libya. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

In the past, there have been several general strikes and work stoppages in Israel affecting all banks, airports and ports. These strikes had an adverse effect on the Israeli economy and on business, including our ability to deliver products to our customers and to receive raw materials from our suppliers in a timely manner. From time to time, the Israeli trade unions threaten strikes or work stoppages, which, if carried out, may have a material adverse effect on the Israeli economy and our business.

We are susceptible to additional risks from our international operations.

We derived 45% and 56% of our revenues in the nine months ended September 30, 2011 and 2010, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Also, in certain circumstances, an acquisition of shares in a public company must be made by means of a tender offer if, as a result of the acquisition, the purchaser would hold 25% or more of the voting rights in the company (unless there is already a 25% or greater shareholder of the company) or more than 45% of the voting rights in the company (unless there is already a shareholder that holds more than 45% of the voting rights in the company). If, as a result of an acquisition, the acquirer would hold more than 90% of a company’s shares or voting rights, the acquisition must be made by means of a tender offer for all of the shares.

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.8%, 3.9% and 2.7% for the years ended December 31, 2008, 2009 and 2010, respectively, and to 2.2% and 1.9% for the nine months ended September 30, 2011 and 2010, respectively. The increase in value of the NIS against the U.S. dollar amounted to 1.1%, 0.7% and 6.0% in the years ended December 31, 2008, 2009 and 2010, respectively. In the nine months ended September 30, 2011 decrease in the value of the NIS against the U.S. dollar amounted to 4.6% and for the nine months ended September 30, 2010, there was an increase of 2.9%. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

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

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. In addition, on September 26, 2011, the Company completed an additional public offering of 3,450,000 shares of its ordinary shares at a price to the public of $31.75 per share.  During 2010, our shares traded as low as $14.79 per share and as high as $27.00 per share. During the nine months ended September 30, 2011, our shares have traded as low as $23.96 per share and as high as $35.60 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

•               continuing international conflicts and acts of terrorism; and

•               changes in accounting rules.

In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. In the past, when the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted class action litigation against the issuer. If any of our shareholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit and the attention of our management would be diverted from the operation of our business.

We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.

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

The ownership of our ordinary shares may continue to be concentrated, and your interests may conflict with the interests of our significant existing shareholders.

As of September 30, 2011, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 23% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 29% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

If we sell our ordinary shares in future financings, ordinary shareholders could experience immediate dilution and, as a result, the market price of our ordinary shares could decline.

We may from time to time issue additional ordinary shares at a discount from the current trading price of our ordinary shares. As a result, our ordinary shareholders would experience immediate dilution upon the purchase of any ordinary shares sold at such discount. In addition, as opportunities present themselves, we may enter into equity financings or similar arrangements in the future, including the issuance of debt securities, preferred shares or ordinary shares. If we issue ordinary shares or securities convertible into ordinary shares, holders of our ordinary shares could experience dilution.

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

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.

The trading market for our ordinary shares could be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our ordinary shares or trading volume in our ordinary shares to decline. Moreover, if one or more of the analysts who cover our company downgrades our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

1.1 (1)	Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1 (2)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on September 21, 2011.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(3)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(4)

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

Date: November 4, 2011	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

1.1 (1)	Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1 (2)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1 (3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(4)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on September 21, 2011.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(3)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(4)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.