Form 10-K
period 2011-12-31
Mellanox Technologies, Ltd.
filed 2012-02-28
CIK 1356104

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33299

MELLANOX TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Israel (State or other jurisdiction of incorporation or organization)	98-0233400 (I.R.S. Employer Identification Number)

Mellanox Technologies, Ltd.
Beit Mellanox, Yokneam, Israel 20692
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $880.2 million (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 17, 2012, was 40,046,048.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2011.

MELLANOX TECHNOLOGIES, LTD.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

  •
  the impact of worldwide economic conditions on us, our customers and our vendors;

  •
  the impact of any acquisitions or investments in other companies;

  •
  our ability to maintain adequate revenue growth;

  •
  market adoption of InfiniBand;

  •
  our ability to accurately forecast customer demand;

  •
  our dependence on a relatively small number of customers;

  •
  competition and competitive factors;

  •
  our ability to successfully introduce new products and enhance existing products;

  •
  our dependence on third-party subcontractors;

  •
  our ability to carefully manage the use of "open source" software in our products; and

  •
  other risk factors included under "Risk Factors" in this report.

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

        When used in this report, "Mellanox," the "Company," "we," "our" or "us" refers to Mellanox Technologies, Ltd. and its consolidated subsidiaries unless the context requires otherwise.

ITEM 1—BUSINESS

Overview

        We are a fabless semiconductor company that produces and supplies high-performance interconnect products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. Our end-to-end solutions, including adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables are an integral part of a total interconnect solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. We have established significant expertise with high-performance interconnect solutions through successful development and implementation of multiple generations of our products.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the five largest server vendors, Hewlett-Packard, IBM, Dell, Oracle and Fujitsu, which collectively shipped the majority of servers in 2011, according to industry research firm International Data Corporation. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Hewlett-Packard, IBM, Isilon/EMC, NetApp, Oracle and Xyratex. Additionally, our products are used as embedded solutions by companies such as GE Fanuc, Toshiba Medical and Sea Change International.

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

        On February 7, 2011, we completed the acquisition of Voltaire Ltd., or Voltaire, a leading provider of scale-out computing fabrics for data centers, high performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end interconnect solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

        We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, or VPI, into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs which incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand, and in some cases, Fibre Channel.

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

        Our business headquarters are in Sunnyvale, California, and our engineering headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2009, 2010 and 2011 were approximately $275.4 million, $315.8 million, and $530.0 million respectively. During the years ended December 31, 2009, 2010 and 2011, we generated approximately $116.0 million, $154.6 million, and $259.3 million in revenues, respectively, and approximately $12.9 million, $13.5 million, and $10.0 million in net income, respectively.

        We measure our business based on one reportable segment: the development, manufacturing, marketing and sales of inter-connect semiconductor products. Additional information required by this item is incorporated herein by reference to Note 13, "Geographic information and revenues by product group," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Industry Background

High-Performance Interconnect Market Overview and Trends

        Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between resources through fast transfer of data, latency reduction, improved central processing unit, or CPU, utilization and efficient sharing of resources. The result is higher efficiency and utilization of resources that deliver stronger performance using less infrastructure with lower capital expenditures and operating expenses. Large scale applications delivered by leading companies in HPC, Web 2.0, cloud, database and financial services utilize these technologies to deliver their products and services.

        Demand for computing power and data storage capacity is rising, fueled by the increasing reliance on enterprises on information technology, or IT, for everyday operations. The increase in compute resources for virtual product design, the increase in online banking and electronic medical records for healthcare and government regulations requiring digital records retention require increased IT capacity. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

  •
  Transition to clustered computing and storage using connections among multiple standard components;

  •
  Transition to multiple and multi-core processors in servers;

  •
  Use of solid state memory drives for data storage;

  •
  Enterprise data center infrastructure consolidation;

  •
  Increasing deployments of mission critical, latency, or response time sensitive applications;

  •
  Increasing deployment of virtualized computing resources to improve server utilization;

  •
  Requirements by cloud providers to perform system provisioning, workload migrations and support multiple users' requests faster and more efficiently;

  •
  Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities; and

  •
  Big Data Analytics problems are increasingly looking to HPC type architectures to solve intensive compute requirements.

        A number of semiconductor-based interconnect solutions have been developed to address different applications requirements. These solutions include proprietary technologies as well as standard technologies, including Fibre Channel, Ethernet and most recently InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

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

  •
  Increasing complexity.  The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections have also proliferated in enterprise data centers, or EDC, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

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

        In addition to InfiniBand, proprietary and other standards-based, high-performance interconnect solutions, including Fibre Channel and Ethernet, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions.

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

  •
  Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. An increase to 10 and 40Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest scalability.

        In the HPC market the predominant interconnects today are 1Gb/s Ethernet, InfiniBand and 4Gb/s Fibre Channel. In the EDC and embedded markets, the predominant interconnects today are 1Gb/s Ethernet and 4Gb/s Fibre Channel. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide high bandwidth and better overall performance in these markets.

Advantages of InfiniBand

        We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures created by more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

  •
  Superior performance.  In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the central processing unit, or CPU, of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters and switches provide bandwidth up to 56Gb/s, with end-to-end latency lower than a microsecond. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

        The following table provides a bandwidth comparison of the various high performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 10Gb/s	2Gb/s - 8Gb/s	1Gb/s - 40Gb/s	10Gb/s - 56Gb/s
server-to-server
10Gb/s - 56Gb/s
switch-to-switch

        Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half of that of tested Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10/40Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is predominantly used today.

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

  •
  Reliable and stable connections.  InfiniBand is one of the only industry standard high-performance interconnect solutions which provide reliable end-to-end data connections within the silicon hardware. In addition, InfiniBand facilitates the deployment of virtualization solutions, which allow multiple applications to run on the same interconnect with dedicated application partitions. As a result, multiple applications run concurrently over stable connections, thereby minimizing down time.

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

Our Ethernet Solution

        Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a competitive and complete 10/40 Gigabit Ethernet solution for use in Enterprise Data Centers, High-Performance Computing, Embedded environments, and hyperscale web 2.0 and cloud data centers. These solutions remove I/O bottlenecks in mainstream servers that are limiting application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.

VPI: Providing Connectivity to InfiniBand and Ethernet

        In addition to supporting InfiniBand, our latest generation adapter products also support the industry standard Ethernet interconnect specification at 1Gb/s, 10Gb/s and 40Gb/s, and can provide performance up to 56Gb/s. In developing this dual interconnect support, we created VPI. VPI enables us to offer fabric-flexible products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions.

Our Strengths

        We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

  •
  We have expertise in developing high-performance interconnect solutions.  We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 51 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

  •
  We believe we are the leading merchant supplier of InfiniBand ICs with a multi-year competitive advantage.  We have gained in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products (in 2001) and InfiniBand products that support the standard PCI Express interface (in 2004), PCI Express 2.0 interface (in 2007) and PCI Express 3.0 (in 2011). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our products.

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

  •
  We have extensive relationships with our key OEM customers and many end users.  Since our inception we have worked closely with major OEMs, including leading server, storage,

    communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of our InfiniBand and Ethernet products. During this process we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving EDC, HPC and embedded market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

Our Strategy

        Our goal is to be the leading supplier of end-to-end interconnect solutions for servers and storage that optimize data center performance for computing, storage and communications applications. To accomplish this goal, we intend to:

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

Our Products

        We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products include adapter ICs and cards (InfiniHost® product family) and switch ICs (InfiniScale® product family) and systems, gateway ICs (BridgeX® product family) and gateway systems, software and cables. Our latest 4th, 5th and 6th generation adapters and cards (ConnectX®, ConnectX-2 and ConnectX-3 product families) also support the Ethernet interconnect standard in addition to InfiniBand. Our SwitchX family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways to Fibre Channel. Our gateway devices support bridging capabilities from InfiniBand to Ethernet.

        We have registered "Mellanox", "BridgeX", "ConnectX", "CORE-Direct", "InfiniBridge", "InfiniHost", "InfiniScale", "PhyX", "SwitchX", "Virtual Protocol Interconnect" and "Voltaire" as trademarks in the United States. We have a trademark application pending to register "FabricIT", "MLNX-OS" and "Unbreakable-Link".

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

        We also provide our switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our 5th generation switch IC (SwitchX) supports up to 56Gb/s InfiniBand and Ethernet throughput. We have also introduced switch systems that include 8-port, 18-port, 36-port, 108-port, 216-port, 324-port and 648-port.

        Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported.

        We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.

        We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. We also provide gateway management software, FabricIT BridgeX Manager, which runs on top of our BridgeX gateway systems to manage I/O consolidation from an InfiniBand network to Ethernet and Fibre Channel for cluster, cloud and virtual environments. In addition, we provide a full suite of acceleration software (Virtual Messaging Accelerator, or VMA, Fabric Collective Accelerator, or FCA, Virtual Storage Accelerator, or VSA, and Unstructured Data Accelerator, or UDA) that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.

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

High-performance mixed-signal design

        One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 14Gb/s SerDes over a ten meter InfiniBand copper cable Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 14Gb/s SerDes I/O that is used in our 5th generation ConnectX adapter that supports both InfiniBand and Ethernet, as well as our 5th generation SwitchX switch IC that supports InfiniBand and Ethernet. Our 14Gb/s SerDes enables our ConnectX adapters to support 56Gb/s bandwidth (four 14Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space.

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

Advanced interfaces

        In addition to InfiniBand and Ethernet interfaces, we also provide other industry-standard, high-performance advanced interfaces such as PCI Express, PCI Express 2.0 and PCI Express 3.0 which also utilize our mixed-signal SerDes I/O technology. PCI Express is a high-speed, chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system.

System hardware technology

        In addition to silicon technology, we also provide system hardware technology that enables us to build high-density high-performance network adapters and switch systems. Our technology delivers end-to-end solutions that maximize data throughput through a given media at minimal hardware or power cost at very low Bit Error Rate (BER).

Software technology

        In addition to hardware products, we develop and provide software stacks to expose standard IO interfaces to the consumer applications on the host and to network management applications within the network. We also provide advanced interfaces and capabilities to enable application acceleration, efficient resource management and utilization in data centers, factoring cost, power and performance into the efficiency equation.

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

        Representative OEM customers in these areas include:

Server	Storage	Communications Infrastructure Equipment	Embedded Systems
Dell	HP	Oracle	GE Fanuc
HP	Network Appliance	Xsigo	Toshiba Medical
IBM	Isilon/EMC		Sea Change International
Oracle	Xyratex
Fujitsu

        We sold products to more than 269 customers worldwide in the year ended December 31, 2011.

        A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2011, sales to Hewlett-Packard accounted for 19% of our total revenues and sales to IBM accounted for 17% of our total revenues. In the year ended December 31, 2010, sales to Hewlett-Packard accounted for 15% of our total revenues and sales to Dell accounted for 12% of our total revenues. In the year ended December 31, 2009, sales to Hewlett-Packard accounted for 15% of our total revenues, sales to IBM accounted for 11% of our total revenues and sales to Supermicro Computer Inc. accounted for 10% of our total revenues.

Sales and Marketing

        We sell our products worldwide through multiple channels, including our direct sales force, our network of domestic and international sales representatives and independent distributors. We have strategically located sales personnel in the United States, Europe, China, Japan, India, Taiwan and South America. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers' and partners' sales organizations to jointly promote our products and partner solutions into end-user markets. We have expanded our sales and business development teams to engage directly with end users promoting the benefits of our products which we believe creates additional demand for our customers' products that incorporate our products.

        Our sales support organization is responsible for supporting our sales channels and managing the logistics from order entry to the delivery of products to our customers. In addition, our sales support organization is responsible for customer and revenue forecasts, customer agreements and program management for our large, multi-national customers. Customers within North America are supported by our staff in California and customers outside of North America are supported by our staff in Israel.

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

        We design our products with careful attention to quality, reliability, cost and performance requirements. We utilize a methodology called Customer Owned Tooling, or COT, where we control and manage a significant portion of timing, layout design and verification in-house, before sending the semiconductor design to our third-party manufacturer. Although COT requires a significant up-front investment in tools and personnel, it provides us with greater control over the quality and reliability of our IC products as opposed to relying on third-party verification services, as well as better product cost and time to market.

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

        Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $92.5 million in 2011, $56.8 million in 2010 and $42.2 million in 2009.

Manufacturing

        We depend on third-party vendors to manufacture, package, assemble and production test our products as we do not own or operate a semiconductor fabrication, packaging or production testing facility or boards and system assembly. By outsourcing manufacturing, we are able to avoid the high cost associated with owning and operating our own facilities while managing flexible capacity. This allows us to focus our efforts on the design and marketing of our products.

        Manufacturing and Testing.    We use Taiwan Semiconductor Manufacturing Company, or TSMC, to manufacture and Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our IC products. We use Flextronics International Ltd., Sanmina-SCI Corporation and A.L Electronics Engineering and Production Services Ltd. to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

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

Employees

        As of December 31, 2011, we had 778 full-time employees and 63 part-time employees, including 601 in research and development, 145 in sales and marketing, 61 in general and administrative and 34 in operations. 648 of our full-time employees and all of our 63 part-time employees are located in Israel.

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

        As of December 31, 2011, we had 37 issued patents and 47 patent applications pending in the United States, five issued patents in Taiwan, five issued patents in Israel, two issued patents in the United Kingdom, one patent issued each in Germany and France, and two patent applications pending in China which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

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

        We compete with other providers of semiconductor-based high performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with QLogic Corporation. On January 23, 2012, QLogic announced that Intel Corporation agreed to acquire the product lines and certain assets associated with the QLogic's InfiniBand business and assume certain liabilities related thereto. The acquisition is expected to close in the first quarter of 2012. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Acquisition of Voltaire Ltd.

        In February, 2011, we acquired Voltaire Ltd. ("Voltaire"). Voltaire designs and develops scale-out computing fabrics for data centers, high performance computing and cloud computing environments. Voltaire's family of scale-out fabric switches, application acceleration software and advanced fabric management software improves the performance of mission-critical applications, increases efficiency and reduces costs through infrastructure consolidation, and lower power consumption. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end interconnect solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

Additional Information

        We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on the NASDAQ Global Market as of February 8, 2007 under the symbol "MLNX" and on the Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol "MLNX." Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

        Our principal executive offices in the United States are located at 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, and our principal executive offices in Israel are located at Beit Mellanox, Yokneam, Israel 20692. The majority of our assets are located in the United States. Our telephone number in Sunnyvale, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Michael Gray is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Available Information

        We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, links to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100 Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

        In February, 2011, we acquired Voltaire and we may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions, like our acquisition of Voltaire, create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company's operations with our operations.

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

        Our revenues increased by 8%, 33% and 68% in 2009, 2010 and 2011, respectively. Our revenues increased from $107.7 million to $116.0 million to $154.6 million to $259.3 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively. Our revenue growth rate has fluctuated during recent years and we may not be able to sustain this growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

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

        A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2011, sales to Hewlett-Packard and IBM accounted for 19% and 17%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. For the year ended December 31, 2010, sales to Hewlett-Packard and Dell accounted for 15% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 71% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

         We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

        The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with QLogic Corporation. On January 23, 2012, QLogic announced that Intel Corporation agreed to acquire the product lines and certain assets associated with the QLogic's InfiniBand business and assume certain liabilities related thereto. The acquisition is expected to close in the first quarter of 2012. In EDCs, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

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

        Some portion of our software may be derived from "open source" software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

         The average selling prices of our products have decreased in the past and may do so in the future, which could harm our financial results.

        The products we develop and sell are subject to declines in average selling prices. We have had to reduce our prices in the past and we may be required to reduce prices in the future. Reductions in our average selling prices to one customer could impact our average selling prices to other customers. If we are unable to reduce our associated manufacturing costs this reduction in average selling prices would cause our gross margin to decline. Our financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing our costs or developing new or enhanced products with higher selling prices or gross margins.

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

         We rely on our ecosystem partners to enhance and drive demand for our product offerings. Our inability to continue to develop or maintain such relationships in the future or our partners' inability to timely deliver technology or product offerings to the market may harm our revenues and ability to remain competitive.

        We have developed relationships with third parties, which we refer to as ecosystem partners. Such partners provide their technology products, operating systems, tool support, reference designs and other elements necessary for the sale of our products into our markets. In addition, introduction of new products into the market by these partners may increase demand for our products. If we are unable to continue to develop or maintain these relationships, or if our ecosystem partners delay or fail to timely deliver their technology or products or other elements to the market, our revenues may be adversely impacted and we might not be able to enhance our customers' ability to commercialize their products in a timely manner and our ability to remain competitive may be harmed.

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

        Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States and Israel would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later on turn out to be important.

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

        In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on third parties to manufacture our products and currently rely on one manufacturer for our ICs and one manufacturer for our cards and two primary manufacturers for our switch systems. Our ability to offer new products depends on our manufacturers' ability to implement our revised product specifications, which is costly, time-consuming and complex.

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

        We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. In accordance with recent amendments to the Israeli tax laws, the planned reduction of the Israeli corporate income tax rate will be cancelled and instead, as of January 1, 2012, the corporate income tax rate will be increased to 25% in 2012. In addition, the tax rate due on dividends, interest and capital gains applicable to individuals will be increased as well. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be affected by the tax effects of acquisitions, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our financial condition or results of operations.

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

        Also, the SEC has released a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards, or IFRS. Under the proposed roadmap, we may be required to prepare financial statements in accordance with IFRS. Adoption of IFRS may have a material impact on our results of operations.

         We may be subject to disruptions or failures in information technology systems and network infrastructures that could have a material adverse effect on us.

        We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold large amounts of data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

        While we have implemented a number of protective measures, including firewalls, antivirus, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events.

        In addition, our third-party subcontractors, including our foundries, test and assembly houses and distributors, have access to certain portions of our sensitive data. In the event that these subcontractors do not properly safeguard our data that they hold, security breaches and loss of our data could result.

Any such loss of data by our third-party service providers could have a material adverse effect on our business and financial condition.

         Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events.

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

        We have engineering facilities, corporate and sales support operations located in Israel. A significant number of our employees and material amount of assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. In mid-2006, Israel was engaged in armed conflicts with Hezbollah. The conflict involved missile strikes against civilian targets in northern Israel. From December 2008 through January 2009, Israel engaged in an armed conflict with Hamas, which involved missile strikes against civilian targets in southern Israel. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Syria and Libya. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, Israel has been and is subject to civil unrest and terrorist activity, with varying levels of severity, since September 2000. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.

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

        Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), including some of our employees, are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists, and some of our employees, including those in key positions, have been called upon in connection with armed conflicts. It is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our officers, directors or key employees due to military service. Any such disruption could adversely affect our operations.

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

        We derived 64%, 55% and 47% of our revenues in the years ended December 31, 2009, 2010 and 2011, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

  •
  compliance with the United States' Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

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

        In addition, it may be difficult for a shareholder to enforce civil liabilities under U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. Furthermore, an Israeli court recently held that U.S. law is applicable to a claim for misrepresentation in periodic reports made against a public company whose shares are traded both in the United States and on the Tel Aviv Stock Exchange. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved in an Israeli court as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. For shareholders who purchase our securities on the Tel-Aviv Stock Exchange, it may also be difficult to bring an action against us in U.S. court.

         Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares.

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

        Also, in certain circumstances, an acquisition of shares in a public company must be made by means of a tender offer if, as a result of the acquisition, the purchaser would hold 25% or more of the voting rights in the company (unless there is already a 25% or greater shareholder of the company) or more than 45% of the voting rights in the company (unless there is already a shareholder that holds more than 45% of the voting rights in the company). If, as a result of an acquisition, the acquirer would hold more than 90% of a company's shares or voting rights, the acquisition must be made by means of a tender offer for all of the shares.

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

        Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.9%, 2.7% and 2.2% for the years ended December 31, 2009, 2010 and 2011, respectively. The increase in value of the NIS against the U.S. dollar amounted to 0.7%, 6.0% in the years ended December 31, 2009 and 2010, respectively. The increase in value of the U.S dollar against the NIS amounted to 7.7% in the year ended December 31, 2011. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

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

        We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2011, our shares traded as low as $23.96 per share and as high as $36.45 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

  •
  quarterly variations in our results of operations or those of our competitors;

  •
  announcements by us, our customers or rumors from sources other than our company related to acquisitions, new products, significant contracts, commercial relationships or capital commitments;

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

         If we sell our ordinary shares in future financings, ordinary shareholders could experience immediate dilution and, as a result, the market price of our ordinary shares may decline.

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

        As of December 31, 2011, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 24% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 30% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.

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

         Provisions of our articles of association could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management.

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

        Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. Please see "Risk Factors—Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares" for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

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

        Changes in the laws and regulations affecting public companies, including Israeli laws, rules adopted by the SEC and by The NASDAQ Stock Market, may result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        As of December 31, 2011, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet))	586	39	2	627

        Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities in the United States and Israel will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3—LEGAL PROCEEDINGS

        We are not currently involved in any material legal proceedings. We may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the semiconductor industry.

ITEM 4—MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT'S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares began trading on The NASDAQ Global Market on February 8, 2007 under the symbol "MLNX." Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares began trading on the Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol "MLNX."

        The following table summarizes the high and low sales prices for our ordinary shares as reported by the NASDAQ Global Select Market.

2011	High	Low
First quarter	$28.32	$23.96
Second quarter	$32.50	$24.61
Third quarter	$35.60	$26.48
Fourth quarter	$36.45	$30.80

2010	High	Low
First quarter	$23.66	$17.65
Second quarter	$27.00	$21.84
Third quarter	$25.36	$14.79
Fourth quarter	$26.32	$19.34

        As of February 17, 2012, we had approximately 130 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Share Performance Graph

        The graph below compares the cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on February 7, 2007, the date of our initial public offering, and ends on December 31, 2011, the end date of our last fiscal year. The graph assumes an investment of $100 on February 7, 2007, and the reinvestment of any dividends. No cash dividends have been declared on our ordinary shares since our initial public offering in 2007. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	2/7/2007		12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Mellanox Technologies	100.00	*	107.18	46.24	111.12	153.94	191.12
NASDAQ Composite Index	100.00	*	106.50	63.32	91.11	106.52	104.60
Philadelphia Semiconductor Index	100.00	*	86.61	45.04	76.39	87.41	77.36

*
$100 invested on February 7, 2007 in shares or index-including reinvestment of dividends.

Dividends

        We have not declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate declaring or paying cash dividends in the foreseeable future. The Israeli Companies Law, 1999, or the Companies Law, also restricts our ability to declare dividends. We can only distribute dividends from profits (the "Profit Test") (as defined in the Companies Law) and only if there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due (the "Insolvency Test")"); provided that, with court approval, we may distribute dividends if we do not meet the Profit Test so long as we meet the Insolvency Test.

Securities Authorized for Issuance under Equity Compensation Plans

        Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 8, "Employee Benefit Plans" included in Part IV, Item 15 of this report.

Recent Sales of Unregistered Securities

        None.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2007, 2008 and 2009 and our consolidated statements of operations data for the years ended December 31, 2007 and 2008, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2011, as well the consolidated balance sheet data as of December 31, 2010 and 2011, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	December 31,
	2011(2)	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$259,251	$154,640	$116,044	$107,701	$84,078
Cost of revenues	92,015	40,550	28,669	23,406	21,390

Gross profits	167,236	114,090	87,375	84,295	62,688
Operating expenses:
Research and development	92,508	56,804	42,241	39,519	24,638
Sales and marketing	40,366	22,104	17,034	15,058	12,739
General and administrative	21,769	11,744	9,353	8,370	6,229

Total operating expenses	154,643	90,652	68,628	62,947	43,606
Income from operations	12,593	23,438	18,747	21,348	19,082
Other income (loss), net	759	(135)	518	3,823	5,976

Income before taxes on income	13,352	23,303	19,265	25,171	25,058
Benefit from (provision for) taxes on income	(3,375)	(9,763)	(6,379)	(2,800)	10,530

Net income	$9,977	$13,540	$12,886	$22,371	$35,588

Net income per share—basic(1)	$0.28	$0.40	$0.40	$0.71	$1.28
Net income per share—diluted(1)	$0.26	$0.38	$0.39	$0.68	$1.18
Shares used to compute net income per share(1)	36,263	33,591	32,099	31,436	27,827
Shares used to compute diluted net income per share(1)	38,562	35,483	33,400	32,843	30,201

	December 31,
	2011(2)	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$181,258	$107,994	$43,640	$110,153	$100,650
Short-term investments	52,373	141,959	166,357	70,855	52,231
Working capital	251,533	265,625	231,226	198,932	170,615
Total assets	$530,030	$315,755	$275,386	$244,771	$202,400
Short-term liabilities	67,093	23,778	24,107	23,085	19,545
Long-term liabilities	20,590	10,287	8,396	7,606	5,738
Total liabilities	$87,683	$34,065	$32,503	$30,691	$25,283
Total shareholders' equity	$442,347	$281,690	$242,883	$214,080	$177,117

(1)
On February 1, 2007, we effected a 1.75-to-1 reverse split of our ordinary shares, mandatorily redeemable convertible preferred shares and convertible preferred shares (the "Share Split") pursuant to the filing of our amended and restated articles of association. The number of shares and per share amounts have been adjusted to reflect the Share Split for all periods presented.

(2)
On February 7, 2011, we acquired Voltaire Ltd., an Israeli-based public company. Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning February 7, 2011.

ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors."

Overview

  General

        We are a fabless semiconductor company that produces and supplies high-performance connectivity products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. Our adapters and switch ICs provide per-port bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. With our adapter ICs and cards, we deliver software for collectives, messaging, unstructured data and storage used to accelerate applications in HPC, Web 2.0, high frequency trading, database and storage, among others. Our switch systems range in port density from 8, 18 and 36 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

        We have experienced growth in our total revenues in each of the last three years. Our revenues increased from $107.7 million for the year ended December 31, 2008 to $116.0 million to $154.6 million to $259.3 million for the years ended December 31, 2009, 2010 and 2011, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, or OEM, or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

        Revenues.    We derive revenues from sales of our ICs, cards, switch systems and cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 70%, 71% and 79% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Sales to customers representing 10% or more of revenues accounted for 36%, 27% and 36% of our total revenues for the years ended December 31, 2011, 2010 and 2009, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

        Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

        At December 31, 2011, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle and/or its contract manufacturers during 2011 were $18.3 million, and were conducted at arm's-length. There were no other material transactions with Oracle during 2011. At December 31, 2011, accounts receivable from Oracle totaled $17,831. At December 31, 2010, Oracle held approximately 3.4 million shares. Sales to Oracle and/or its contract manufacturers during 2010 were $11.8 million, and were conducted at arm's-length. At December 31, 2010, accounts receivable from Oracle totaled $27,230. There were no other material transactions with Oracle during 2010.

        Cost of revenues and gross profit.    The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems, purchased cable costs, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with foundry suppliers and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

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

        We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue deriving from sales of switch systems and cables, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

  Operational expenses

        Research and development expenses.    Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, allocable facilities related expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape-outs.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions, travel and allocable facilities related expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased marketing activities.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, and other professional services expenses for accounting, corporate legal fees and allocable facilities related expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.

Taxes on Income

        Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Approved Enterprise tax holiday associated with our Yokneam and Tel Aviv operations began in 2011. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2015 and 2018. In accordance with recent amendments to the Israeli tax laws, the planned reduction of the Israeli corporate income tax rate will be cancelled and instead, as of January 1, 2012, the corporate income tax rate will be increased to 25% in 2012.

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

        We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, inventory valuation, valuation and impairment of goodwill and acquired intangibles, warranty provision, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, "The Company and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

  Revenue recognition

        We recognize revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. We use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped via a third party and title and risk of loss transfer to the customer. Our standard arrangement with our customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The customer's obligation to pay and the payment terms are set at the time of delivery and are not dependent on the subsequent resale of the product. We determine whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

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

        We also maintain inventory, or hub arrangements with certain customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products.

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

        For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated to the separate elements using our best estimate of selling price. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer the fair value or best estimate selling price of the undelivered elements. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. In the arrangements described above, we recognize revenue upon shipment of each element, hardware or software, assuming all other basic revenue recognition criteria are met, as both the hardware or software are considered delivered elements and the only undelivered element is post-contract customer support. The revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

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

  Allowance for doubtful accounts

        We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $557,000 and $402,000 at December 31, 2011 and 2010, respectively. Our bad debt expense totaled approximately $155,000, $112,000 and $59,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  Short-term investments

        We classify short-term investment as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net earnings when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

  Goodwill and intangibles assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, we early adopted FASB's amended guidance issued in September 2011 for testing of goodwill for impairment. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. The "step one" goodwill impairment test requires us to estimate the fair value of its business and certain assets and liabilities. The "step two" of the process is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2011, our assessment of goodwill impairment indicated that goodwill in the reporting unit was not impaired.

        Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and in-process research and development, or IPR&D. We amortize the intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, we would be required to impair the related IPR&D asset.

        Intangible assets are tested for impairment when indicators of impairment, such as reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2011, our assessment of intangibles indicated that intangible assets were not impaired.

  Investment in privately-held companies

        As of December 31, 2011, we held a $3.0 million investment in a privately-held company. We account for this investment under the cost method. To determine if the investment is recoverable, we monitor the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

        We base our estimate of expected volatility on a combination of our historical volatility and reported market value data for a group of publicly traded companies, which were selected from market indices that we believe would be indicators of our future share price volatility, after consideration of their size, stage of life cycle, profitability, growth, risk and return on investment. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly- granted options is approximately 6.25 years.

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

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax asset is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Total revenues	100%	100%	100%
Cost of revenues	(35)	(26)	(25)

Gross profit	65	74	75

Operating expenses:
Research and development	36	37	36
Sales and marketing	16	14	15
General and administrative	8	8	8

Total operating expenses	60	59	59

Income from operations	5	15	16
Other income, net	—	—	—
Provision for taxes on income	(1)	(6)	(5)

Net income	4	9	11

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010 and Year Ended December 31, 2010 to the Year Ended December 31, 2009

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2011 and 2010 by product type and interconnect protocol:

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
ICs	$46,564	18.0	$57,030	36.9
Boards	98,004	37.8	67,085	43.4
Switch systems and gateways	76,398	29.5	19,461	12.6
Cables, accessories and other	38,285	14.7	11,064	7.1

Total revenue	$259,251	100.0	$154,640	100.0

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues
	(In thousands)		(In thousands)
Infiniband:
QDR	$151,610	58.5	$108,009	69.9
DDR	24,548	9.5	17,569	11.4
FDR	12,054	4.7	—	—
SDR	5,857	2.3	8,364	5.4

Total	194,069	75.0	133,942	86.7
Ethernet	24,060	9.2	8,223	5.3
Other	41,122	15.8	12,475	8.0

Total revenue	$259,251	100.0	$154,640	100.0

        Revenues.    Revenues were $259.3 million for the year ended December 31, 2011 compared to $154.6 million for the year ended December 31, 2010, representing an increase of approximately 68%. This year-over-year growth was mainly the result of incremental new revenues from the Voltaire acquisition, as well as increased market demand for our higher bandwidth products. Revenues attributable to our higher bandwidth QDR and FDR products increased 51.6% from the prior year. Our Ethernet revenues also grew significantly year-over-year primarily due to increased adoption of our products within the Web 2.0 market. Revenues in all of our product categories increased with the highest growth in switch systems and cables and accessories. The 2011 revenues are not necessarily indicative of future results.

        The following tables represent our total revenues for the years ended December 31, 2010 and 2009 by product type and interconnect protocol:

	Year Ended December 31,
	2010	% of Revenues	2009	% of Revenues
	(In thousands)		(In thousands)
ICs	$57,030	36.9	$38,972	33.6
Boards	67,085	43.4	61,556	53.0
Switch systems and gateways	19,461	12.6	9,996	8.6
Cables, accessories and other	11,064	7.1	5,520	4.8

Total revenue	$154,640	100.0	$116,044	100.0

	Year Ended December 31,
	2010	% of Revenues	2009	% of Revenues
	(In thousands)		(In thousands)
Infiniband:
QDR	$108,009	69.9	$61,409	52.9
DDR	17,569	11.4	41,022	35.4
FDR	—	—	—	—
SDR	8,364	5.4	5,612	4.8

Total	133,942	86.7	108,043	93.1
Ethernet	8,223	5.3	1,899	1.6
Other	12,475	8.0	6,102	5.3

Total revenue	$154,640	100.0	$116,044	100.0

        Revenues were $154.6 million for the year ended December 31, 2010 compared to $116.0 million for the year ended December 31, 2009, representing an increase of approximately 33%. The increase in revenues resulted primarily from increased sales across all of our product lines. In particular, we experienced substantial increases in sales of integrated circuits and switch systems.

        Gross Profit and Margin.    Gross profit was $167.2 million for the year ended December 31, 2011 compared to $114.1 million for the year ended December 31, 2010, representing an increase of approximately 47%. As a percentage of revenues, gross margin decreased to 65% in the year ended December 31, 2011 from approximately 74% in the year ended December 31, 2010. The decrease in gross margin was primarily due to a higher portion of revenues derived from sales of our switch systems, cables and accessories, which typically yield lower gross margins than our IC and board revenues. In addition, gross margin in the year ended December 31, 2011 was negatively impacted by the amortization of acquired intangible assets in an amount of $8.2 million as a result of the Voltaire acquisition, which reduced gross margin by 3.2 percentage points. Gross margin for 2011 is not necessarily indicative of future results.

        Gross profit was $114.1 million for the year ended December 31, 2010 compared to $87.4 million for the year ended December 31, 2009, representing an increase of approximately 31%. As a percentage of revenues, gross margin decreased to 74% in the year ended December 31, 2010 from approximately 75% in the year ended December 31, 2009. The decrease in gross margins was primarily due to an increase in sales of our switch systems for which we typically earn lower margins.

  Research and Development.

        The following table presents details of our research and development expenses for the periods indicated:

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$48,437	18.7%	$31,358	20.3%	$21,387	18.4%
Share-based compensation	11,906	4.6%	8,031	5.2%	6,562	5.7%
Development and tape-out costs	13,888	5.4%	7,712	5.0%	7,604	6.5%
Other	18,277	7.0%	9,703	6.2%	6,688	5.8%

Total Research and development	$92,508	35.7%	$56,804	36.7%	$42,241	36.4%

        Research and development expenses were $92.5 million for the year ended December 31, 2011 compared to $56.8 million for the year ended December 31, 2010, representing an increase of approximately 63%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Voltaire acquisition, and merit increases. Development and design costs increased due to increases in mask, prototyping, qualification and outsourcing costs as a result of our continued development and tape-out of new products. The increase in other costs was primarily attributable to an increase in facilities, depreciation and travel related expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

        Research and development expenses were $56.8 million for the year ended December 31, 2010 compared to $42.2 million for the year ended December 31, 2009, representing an increase of approximately 35%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions and merit increases. The increase in development and design costs was due to higher outsourcing expenses and engineering design tool costs, partially offset by a decrease in mask costs. The increase in other costs was primarily attributable to an increase in facilities, depreciation and travel related expenses.

  Sales and Marketing.

        The following table presents details of our sales and marketing expenses for the periods indicated:

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$20,884	8.1%	$11,099	7.2%	$7,831	6.8%
Share-based compensation	4,894	1.9%	2,730	1.8%	2,125	1.8%
Trade shows and promotions	7,309	2.8%	5,142	3.3%	4,739	4.1%
Other	7,279	2.8%	3,133	2.0%	2,339	2.0%

Total Sales and marketing	$40,366	15.6%	$22,104	14.3%	$17,034	14.7%

        Sales and marketing expenses were $40.4 million for the year ended December 31, 2011 compared to $22.1 million for the year ended December 31, 2010, representing an increase of approximately 83%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Voltaire acquisition, and merit increases. The increase in trade show and promotion costs is primarily due to higher expenses related to equipment for customer product evaluations and an increase in sales and marketing activities. The increase in other costs was primarily attributable to the amortization of customer relationship intangible assets associated with Voltaire acquisition and higher facilities related costs.

        Sales and marketing expenses were $22.1 million for the year ended December 31, 2010 compared to $17.0 million for the year ended December 31, 2009, representing an increase of approximately 30%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions and merit increases. The increase in trade show and promotional costs is primarily associated with higher expenses related to equipment for customer product evaluations and an increase in sales and marketing activities, partially offset by a decrease in commission expense due to changes in our external sales representative compensation plan.

  General and Administrative.

        The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2011	% of Revenues	2010	% of Revenues	2009	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$7,883	3.0%	$4,378	2.8%	$3,596	3.1%
Share-based compensation	3,632	1.4%	2,955	1.9%	1,744	1.5%
Professional services	7,433	2.9%	2,960	1.9%	2,962	2.6%
Other	2,821	1.1%	1,451	1.0%	1,051	0.9%

Total General and administrative	$21,769	8.4%	$11,744	7.6%	$9,353	8.1%

        General and administrative expenses were $21.8 million for the year ended December 31, 2011 compared to $11.7 million for the year ended December 31, 2010, representing an increase of approximately 85%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Voltaire acquisition and merit increases. The increase in professional services costs was primarily associated with the Voltaire acquisition. The increase in other costs was due to higher depreciation and facilities related expenses.

        General and administrative expenses were $11.7 million for the year ended December 31, 2010 compared to $9.4 million for the year ended December 31, 2009, representing an increase of approximately 26%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, and merit increases. The increase in other costs was primarily due to higher depreciation expenses.

  Share-based compensation expense.

        The following table presents details of our total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cost of goods sold	$980	$385	$305
Research and development	11,906	8,031	6,562
Sales and marketing	4,894	2,730	2,125
General and administrative	3,632	2,955	1,744

	$21,412	$14,101	$10,736

        The amount of unearned share-based compensation currently estimated to be expensed from 2012 through 2015 related to unvested share-based payment awards at December 31, 2011 is $41.0 million. Of this amount, $17.6 million, $12.2 million, $8.4 million and $2.8 million are currently estimated to be recorded in 2012, 2013, 2014 and 2015, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.

        Other Income (loss), net.    Other income (loss), net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net for the year ended December 31, 2011 of $759,000 compared to a loss of $135,000 for the year ended December 31, 2010. The change was primarily attributable to higher foreign exchange gains of $690,000, partially offset by a decrease of $498,000 in interest income associated with lower yields on investments. In addition, in the year ended December 31, 2010, we recognized an impairment loss of $750,000 from investments in privately-held companies.

        Other income or expense, net was an expense of $135,000 for the year ended December 31, 2010 compared to income of $518,000 for the year ended December 31, 2009. The decline was primarily attributable to an increase of $280,000 in foreign exchange losses, an increase of $247,000 in losses from investments in privately-held companies and a decrease of $126,000 in interest income.

        As of December 31, 2011 and 2010, our investment portfolio included investments of $3.0 million in a privately held company. In the year ended December 31, 2010, we determined that the decline in our investments in the preferred stock of two of the privately held companies we invested in was not fully recoverable within the foreseeable future and recorded impairment charges of $0.75 million, to reduce the carrying value of these investments from $3.75 million to $3.0 million. We sold our holdings in one of these privately held companies in the fourth quarter of 2010.

        Provision for Taxes on Income.    Our tax expense was $3.4 million for the year ended December 31, 2011 as compared to $9.8 million for the year ended December 31, 2010. The U.S. federal statutory rate was 34% for 2011 and 2010. Our effective tax rates were 25.2% and 41.9% for 2011 and 2010, respectively. The difference between our effective tax rate in 2011 and the federal statutory tax rate is primarily due to non tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, partially offset by profits earned in Israel, where the tax rate is lower than the U.S. tax rate.

        Our tax expense was $9.8 million for the year ended December 31, 2010 as compared to $6.4 million for the year ended December 31, 2009. The federal statutory rate was 34% for 2010 and 2009. Our effective tax rates were 41.9% and 33.1% for 2010 and 2009, respectively. The difference between our effective tax rate in 2010 and the federal statutory tax rate is primarily due to the full utilization of deferred tax assets associated with carryforward losses and research and developments costs in Israel before the Approved Enterprise Tax Holiday begins. The difference between our effective tax rate in 2009 and the federal statutory tax rate is primarily due to foreign earnings taxed at lower rates than the federal statutory tax rate.

Liquidity and Capital Resources

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2011, our principal source of liquidity consisted of cash and cash equivalents of $181.2 million and short-term investments of $52.4 million. On February 7, 2011 we completed the acquisition of Voltaire for a total cash purchase price of $203.7 million. In September 2011, we raised $104.2 million in public offering of 3,450,000 of our ordinary shares. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

  Operating Activities

        Net cash provided by our operating activities amounted to $63.1 million in the year ended December 31, 2011. Net cash provided by operating activities was primarily attributable to net income of $10.0 million adjusted by net non-cash items of $38.5 million and changes in assets and liabilities of $14.6 million. Non-cash expenses consisted primarily of $19.0 million for share-based compensation, net of the excess tax benefits, and $19.7 million for depreciation and amortization. The cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $21.1 million due to the timing of purchases during the year and an increase of $18.6 million in accrued liabilities, partially offset by an increase in accounts receivable of $15.9 million mainly due to higher sales, an increase in inventories of $8.6 million due to higher safety stock levels and an increase in prepaid expense and other assets of $0.5 million.

        Net cash generated by our operating activities amounted to approximately $41.2 million in the year ended December 31, 2010. Net cash generated by operating activities was primarily attributable to net income of $13.5 million adjusted for non-cash items, including $13.0 million for share-based compensation, net of the excess tax benefit, $7.4 million for deferred taxes and approximately $5.8 million for depreciation and amortization. Furthermore, net cash generated by operating activities increased due to an increase of $5.5 million in accrued liabilities, a decrease in prepaid expenses and other assets of $0.7 million and a decrease in accounts receivable of $0.5 million, partially offset by a decrease of $2.2 million in accounts payable and an increase in inventory of $3.0 million due to higher safety stock levels.

        Net cash generated by our operating activities amounted to $32.8 million in the year ended December 31, 2009. Net cash generated by operating activities was primarily attributable to net income of $12.9 million adjusted for non-cash items, including $10.7 million for share-based compensation, approximately $4.1 million for depreciation and amortization and deferred taxes of $3.6 million. Furthermore, net cash generated by operating activities increased due to a decline in accounts receivable of approximately $3.0 million as a result of improved linearity related to invoicing during the last quarter of 2009, an increase of approximately $2.3 million in accrued liabilities primarily associated with payroll and an increase of approximately $0.5 million in accounts payable, partially offset by an increase in inventory of $3.0 million due to higher safety stock levels and an increase of $1.0 million in prepaid expenses and other assets.

  Investing Activities

        Net cash used in investing activities was $114.5 million in the year ended December 31, 2011. Cash used in investing activities was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million, purchases of property and equipment of $24.7 million and an increase in restricted cash of $1.7 million, partially offset by net proceeds from sales and maturities of short-term investments of $116.4 million.

        Net cash provided from investing activities was $13.1 million in the year ended December 31, 2010. Cash provided from investing activities was primarily attributable to net proceeds and maturities of short-term investments of $25.4 million, partially offset by acquisitions of property and equipment of $11.4 million and an equity investment in a privately-held company of $0.1million.

        Net cash used in investing activities was $103.7 million in the year ended December 31, 2009. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $94.8 million, acquisitions of property and equipment of $3.7 million, an equity investment in a privately-held company of $3.5 million and an increase in restricted cash deposits of $0.9 million.

  Financing Activities

        Net cash provided by financing activities was $124.6 million in the year ended December 31, 2011. Cash provided by financing activities was primarily due to net cash of $104.2 million received in conjunction with our recent additional public offering, proceeds from exercise of share awards of approximately $18.5 million and an excess tax benefit from share-based compensation of approximately $2.4 million, partially offset by principal payments on capital lease obligations of $0.5 million.

        Net cash provided by financing activities was $10.1 million in the year ended December 31, 2010. Cash provided by financing activities was attributable to proceeds from the exercise of share awards of approximately $9.5 million and an excess tax benefit from share-based compensation of approximately $1.1 million, partially offset by principal payments on capital lease obligations of $0.5 million.

        Net cash provided by financing activities was $4.4 million in the year ended December 31, 2009. Cash provided by financing activities was attributable to proceeds from the exercise of share awards of $3.7 million and an excess tax benefit from share-based compensation of $1.2 million, partially offset by principal payments on capital lease obligations of $0.5 million.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years
	(in thousands)
Commitments under capital lease	$578	$299	$279	$—
Non-cancelable operating lease commitments	48,579	10,229	16,923	21,427
Purchase commitments	49,495	49,095	400	—

Total	$98,652	$59,623	$17,602	$21,427

        As of December 31, 2011, we had no contractual obligations expected to have an effect on our liquidity and cash flow in periods beyond five years.

        For purposes of this table, purchase commitments are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

        The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2011, our unrecognized tax benefits totaled $4.1 million, which would reduce our income tax expense and effective tax rate, if recognized.

  Recent accounting pronouncements

        See Note 1, "The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements" of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our condensed consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

        As of December 31, 2011, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

        Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, or NIS. We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2011, we used foreign currency forward contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income, net or as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate fluctuation risk

        We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities, foreign government bonds and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting its investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase, except U.S. Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor's rating of A2 or A, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

  Foreign currency exchange risk

        We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel and facilities expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our profit margins.

        To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $340,000 at December 31, 2011. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2011, approximately $7.0 million of our monthly operating expenses were denominated in NIS. As of December 31, 2011, we had forward contracts in place that hedged future operating expenses of approximately 167.1 million NIS, or approximately $43.7 million based upon the exchange rate as of December 31, 2011. The forward contracts cover a portion of our future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Summary Quarterly Data—Unaudited

	Q4(*)	Q3(*)	Q2(*)	Q1(*)	Q4	Q3	Q2	Q1
	2011	2011	2011	2011	2010	2010	2010	2010
	(in thousands, except per share data)
Total revenues	$72,689	$68,160	$63,345	$55,057	$40,693	$37,779	$39,958	$36,210
Cost of revenues	26,186	24,164	22,249	19,416	11,477	9,861	10,189	9,023

Gross profit	46,503	43,996	41,096	35,641	29,216	27,918	29,769	27,187
Operating expenses:
Research and development	25,142	23,367	23,689	20,310	15,559	14,973	13,995	12,277
Sales and marketing	11,338	10,484	9,989	8,555	6,237	5,445	5,409	5,013
General and administrative	4,140	4,525	4,659	8,445	3,684	2,675	2,749	2,636

Total operating expenses	40,620	38,376	38,337	37,310	25,480	23,093	22,153	19,926

Income (loss) from operations	5,883	5,620	2,759	(1,669)	3,736	4,825	7,616	7,261
Other income (loss), net	207	416	88	48	(352)	55	49	113

Income (loss) before taxes on income	6,090	6,036	2,847	(1,621)	3,384	4,880	7,665	7,374
Provision for taxes on income	(1,427)	(1,226)	(719)	(3)	(3,901)	(1,377)	(2,349)	(2,136)

Net income (loss)	$4,663	$4,810	$2,128	$(1,624)	$(517)	$3,503	$5,316	$5,238

Net income (loss) per share—basic	0.12	0.13	0.06	(0.05)	(0.02)	0.10	0.16	0.16
Net income (loss) per share—diluted	$0.11	$0.13	$0.06	$(0.05)	$(0.02)	$0.10	$0.15	$0.15

(*)
On February 7, 2011, we acquired Voltaire Ltd., an Israeli-based public company. Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning February 7, 2011.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2011.

  Changes in Internal Control Over Financial Reporting

        On February 7, 2011, we acquired Voltaire Ltd. During the integration we changed Voltaire's internal controls over financial reporting to conform with ours. There has been no additional changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria established in "Internal Control—Integrated Framework," issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the internal controls over financial reporting were effective as of December 31, 2011.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this report.

ITEM 9B—OTHER INFORMATION

        None.

 PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Our written Code of Business Conduct and Ethics applies to all of our directors and employees, including our executive officers. The Code of Business Conduct and Ethics is available on our website at http://www.mellanox.com. Any changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   Documents filed as part of this report.

        1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:

        2.    Financial Statement Schedules.    The following financial statement schedules of the Company are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	105

        All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

        3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
1.1	(1)	Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1	(2)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1	(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1	(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2	(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3	(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4	(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5	(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).

10.6	(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.7	(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.8	(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.9	(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.10	(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.

10.11	(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

10.14	(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).

10.15	(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.16	(17)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

Exhibit No.		Description of Exhibit
10.17	(18)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

21.1		List of Company Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(19)	XBRL Instance Document

101.SCH	(19)	XBRL Taxonomy Extension Schema Document

101.CAL	(19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(19)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(19)	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 21, 2011.

(2)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(3)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

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

(5)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)
Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

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

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(18)
Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(19)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Jose, California February 27, 2012

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$181,258	$107,994
Short-term investments	52,373	141,959
Restricted cash	4,452	3,353
Accounts receivable, net	48,215	19,893
Inventories	24,955	11,717
Deferred taxes and other current assets	7,373	4,487

Total current assets	318,626	289,403

Property and equipment, net	36,806	15,490
Severance assets	7,767	5,792
Intangible assets, net	25,657	290
Goodwill	132,885	—
Deferred taxes and other long-term assets	8,289	4,780

Total assets	$530,030	$315,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,132	$6,526
Accrued liabilities	31,091	15,885
Deferred revenue	5,571	1,051
Capital lease liabilities, current	299	316

Total current liabilities	67,093	23,778

Accrued severance	10,433	7,355
Deferred revenue	3,664	563
Capital lease liabilities	279	158
Other long-term liabilities	6,214	2,211

Total liabilities	87,683	34,065

Commitments and Contingencies (Note 9)
Shareholders' equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 39,735 and 34,231 shares issued and outstanding at December 31, 2011 and 2010, respectively	165	141
Additional paid-in capital	418,255	265,481
Accumulated other comprehensive income (loss)	(1,164)	954
Retained earnings	25,091	15,114

Total shareholders' equity	442,347	281,690

Total liabilities and shareholders' equity	$530,030	$315,755

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Total revenues	$259,251	$154,640	$116,044
Cost of revenues	92,015	40,550	28,669

Gross profit	167,236	114,090	87,375

Operating expenses:
Research and development	92,508	56,804	42,241
Sales and marketing	40,366	22,104	17,034
General and administrative	21,769	11,744	9,353

Total operating expenses	154,643	90,652	68,628

Income from operations	12,593	23,438	18,747
Other income (loss), net	759	(135)	518

Income before taxes on income	13,352	23,303	19,265
Provision for taxes on income	(3,375)	(9,763)	(6,379)

Net income	$9,977	$13,540	$12,886

Net income per share—basic	$0.28	$0.40	$0.40

Net income per share—diluted	$0.26	$0.38	$0.39

Shares used in computing income per share:
Basic	36,263	33,591	32,099
Diluted	38,562	35,483	33,400

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income (loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital			Total Shareholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2008	31,774,620	$131	$225,180	$81	$(11,312)	$214,080

Net income	—	—	—	—	12,886	12,886
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(157)	—	(157)
Unrealized gains on derivative contracts, net of taxes	—	—	—	443	—	443

Comprehensive net income	—	—	—	—	—	13,172
Share-based compensation	—	—	10,736	—	—	10,736
Exercise of share options	700,624	3	2,223	—	—	2,227
Issuance of shares pursuant to employee share purchase plan	206,529	1	1,437	—	—	1,437
Income tax benefit from share options exercised	—	—	1,231	—	—	1,231

Balance at December 31, 2009	32,681,773	$135	$240,807	$367	$1,574	$242,883

Net income	—	—	—	—	13,540	13,540
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(90)	—	(90)
Unrealized gains on derivative contracts, net of taxes	—	—	—	677	—	677

Comprehensive net income	—	—	—	—	—	14,127
Share-based compensation	—	—	14,101	—	—	14,101
Exercise of share options	1,349,891	6	6,886	—	—	6,892
Issuance of shares pursuant to employee share purchase plan	199,540	—	2,586	—	—	2,586
Income tax benefit from share options exercised	—	—	1,101	—	—	1,101

Balance at December 31, 2010	34,231,204	$141	$265,481	$954	$15,114	$281,690

Net income	—	—	—	—	9,977	9,977
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(109)	—	(109)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(2,009)	—	(2,009)

Comprehensive net income	—	—	—	—	—	7,859
Share-based compensation	—	—	21,412	—	—	21,412
Exercise of share awards	1,810,582	7	13,993	—	—	14,000
Issuance of shares pursuant to employee share purchase plan	243,256	1	4,454	—	—	4,455
Issuance of shares in connection with public offering	3,450,000	16	104,201	—	—	104,217
Share-based compensation related to acquisitions	—	—	6,303	—	—	6,303
Income tax benefit from share options exercised	—	—	2,411	—	—	2,411

Balance at December 31, 2011	39,735,042	$165	$418,255	$(1,164)	$25,091	$442,347

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$9,977	$13,540	$12,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,745	5,777	4,071
Deferred income taxes	(228)	7,379	3,638
Share-based compensation	21,412	14,101	10,736
Gain on investments	(15)	(25)	(327)
Excess tax benefit from share-based compensation	(2,411)	(1,101)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(15,899)	525	2,981
Inventories	(8,639)	(2,951)	(3,014)
Prepaid expenses and other assets	(513)	689	(982)
Accounts payable	21,065	(2,249)	510
Accrued liabilities and other liabilities	18,645	5,547	2,289

Net cash provided by operating activities	63,139	41,232	32,788

Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	(203,704)	—	—
Purchase of severance-related insurance policies	(832)	(789)	(857)
Purchase of short-term investments	(45,600)	(182,615)	(236,680)
Proceeds from sales of short-term investments	149,889	157,377	121,768
Proceeds from maturities of short-term investments	12,128	50,628	20,080
Purchase of property and equipment	(24,680)	(11,395)	(3,662)
Increase in restricted cash deposit	(1,700)	—	(880)
Purchase of equity investment in a private company	—	(135)	(3,500)

Net cash provided (used) in investing activities	(114,499)	13,071	(103,731)

Cash flows from financing activities:
Proceeds from public offering, net	104,201	—	—
Principal payments on capital lease obligations	(459)	(528)	(465)
Proceeds from exercise of share awards	18,471	9,478	3,664
Excess tax benefit from share-based compensation	2,411	1,101	1,231

Net cash provided by financing activities	124,624	10,051	4,430

Net increase (decrease) in cash and cash equivalents	73,264	64,354	(66,513)
Cash and cash equivalents at beginning of period	107,994	43,640	110,153

Cash and cash equivalents at end of period	$181,258	$107,994	$43,640

Supplemental disclosures of cash flow information
Interest paid	$—	$1	$4

Income taxes paid	$469	$1,550	$876

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$(563)	$—	$—

Inventory capitalization	$—	$562	$426

Vested share awards issued in connection with the Voltaire acquisition	$6,303	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Company

        Mellanox Technologies, Ltd., an Israeli corporation, (the "Company" or "Mellanox") was incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance semiconductor interconnect products for computing, storage and communications applications.

  Principles of presentation

        The consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

  Risks and uncertainties

        The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company's financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company's customers based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; and the timing of announcements or introductions of new products by the Company's competitors.

  Use of estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangibles assets valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

banks, money market funds, government agency discount notes, foreign government bonds and corporate bonds.

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

  Restricted cash and deposits

        The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2011 the Company maintained a balance of approximately $1.9 million that represented tenant's security deposits restricted due to the tenancy agreement and approximately $2.6 million that represented security deposits restricted due to a foreign exchange management agreement with two banks.

        At December 31, 2010 the Company maintained a balance of approximately $0.7 million that represented tenant's security deposits restricted due to the tenancy agreement and approximately $2.7 million that represented security deposits restricted due to a foreign exchange management agreement with two banks.

        The restricted deposits are presented at their cost, including accrued interest at rates of approximately 1.5% per annum.

  Fair value of financial instruments

        The Company's financial instruments consist of cash, cash equivalents, short-term investments, forward contracts, accounts receivable, accounts payable and other accrued liabilities. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the issuer; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

        The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2011	2010	2009
Hewlett-Packard	19%	15%	15%
IBM	17%	*	11%
Dell	*	12%	*
Supermicro Computer Inc	*	*	10%

*
Less than 10%

        At December 31, 2011, IBM and Hewlett-Packard accounted for 16% and 15%, respectively, of the Company's total accounts receivable. At December 31, 2010, IBM, Dell and Hewlett-Packard accounted for 15%, 11% and 10%, respectively, of the Company's total accounts receivable.

        At December 31, 2011, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle and/or its contract manufacturers during 2011 were $18.3 million, and were conducted at arm's-length. There were no other material transactions with Oracle during 2011. At December 31, 2011, accounts receivable from Oracle totaled $17,831. At December 31, 2010, Oracle held approximately 3.4 million shares of Mellanox common stock. Sales to Oracle and/or its contract manufacturers during 2010 were $11.8 million, and were conducted at arm's-length. There were no other material transactions with Oracle. At December 31, 2010, accounts receivable from Oracle totaled $27,230.

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

  Business combinations

        The Company accounts for business combinations using the acquisition method of accounting. The Company determines the recognition of intangible assets based on the following criteria: (i) the intangible asset arises from contractual or other rights; or (ii) the intangible asset is separable or divisible from the acquired entity and capable of being sold, transferred, licensed, returned or exchanged. The Company allocates the purchase price of business combinations to the tangible assets, liabilities and intangible assets acquired, including in-process research and development ("IPR&D"), based on their estimated fair values. The excess purchase price over those fair values is recorded as goodwill. The process of estimating the fair values requires significant estimates, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists and distribution agreements, acquired developed technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from projects when completed and discount rates. The Company estimates fair value based upon assumptions that are believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, the Company early adopted FASB's amended guidance issued in September 2011 for testing of goodwill for impairment. The Company conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. The "step one" goodwill impairment test requires the Company to estimate the fair value of its business and certain assets and liabilities. The "step two" of the process is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2011, the Company's assessment of goodwill impairment indicated that goodwill in the reporting unit was not impaired.

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

        Intangible assets are tested for impairment when indicators of impairment, such as reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry, are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2011, the Company's assessment of intangibles indicated that intangible assets were not impaired.

  Investments

        The Company has an equity investment in a privately-held company. This investment is recorded at cost because the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investment is included in other long-term assets on the accompanying balance sheets. The Company monitors this investment for impairment by considering available evidence generally including financial, operational and economic data and makes appropriate reductions in carrying values when an impairment is deemed to be other than temporary.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Impairment of long-lived assets

        Long-lived assets include equipment and furniture and fixtures. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

  Revenue recognition

        The Company recognizes revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. The Company's standard arrangement with its customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The customer's obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectibility is probable on a customer-by-customer basis. When assessing the probability of collection, the Company considers the number of years the customer has been in business and the history of the Company's collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

        A portion of the Company's sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory information provided by the distributor. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues or an operating expense.

        The Company also maintains inventory, or hub arrangements with certain customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize product revenue unless and until the customer reports it has removed the Company's product from the warehouse to be incorporated into its end products.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        For multiple element arrangements, that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated to the separate elements using the Company's best estimate of selling price. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers the fair value or best estimate selling price of the undelivered. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. In the arrangements described above, the Company recognizes revenue upon shipment of each element, hardware or software, assuming all other basic revenue recognition criteria are met, as both the hardware and software are considered delivered elements and the only undelivered element is post-contract customer support. The revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

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

  Product warranty

        The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

required in future periods. Changes in the Company's liability for product warranty during the years ended December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Balance, beginning of the period	$807	$902
New warranties issued during the period	922	605
Reversal of warranty reserves	(33)	(346)
Settlements during the period	(599)	(354)

Balance, end of the period	$1,097	$807

  Research and development

        Costs incurred in research and development are charged to operations as incurred, including mask sets. The Company expenses all costs for internally developed patents as incurred. Total research and development operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2011, 2010 and 2009 were $ 92.5 million, $56.8 million and $42.2 million, respectively.

  Advertising

        Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $359,000, $342,000 and $26,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

  Share-based compensation

        The Company has share incentive plans under which incentive share options have been granted to employees and non-qualified share awards have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. In 2010 the Company began granting restricted share units to employees and non-employee members of the Board of Directors. The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

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

  Comprehensive income (loss)

        Accumulated other comprehensive income (loss), net of tax, presented in the accompanying balance sheets consists of the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges (in thousands).

	December 31,
	2011	2010
	(In thousands)
Accumulated net unrealized gains (losses) on:
Available-for-sale securities	$(15)	$94
Derivative instruments	(1,149)	860

Total accumulated other comprehensive income (loss)	$(1,164)	$954

        The amount of income tax expense allocated to unrealized gain on available-for-sale securities and hedging activities was not material at December 31, 2011 and 2010.

  Foreign currency translation

        The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of "Other income (loss), net."

  Net income per share

        Basic and diluted net income per share is computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is anti-dilutive. Potential ordinary shares are comprised of ordinary shares subject to repurchase rights and incremental ordinary shares issuable upon the exercise of share options.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income	$9,977	$13,540	$12,886

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	36,263	33,591	32,099
Dilutive effect of employee stock option plan	2,299	1,892	1,301

Shares used to compute diluted net income per share	38,562	35,483	33,400

Net income per share—basic	$0.28	$0.40	$0.40

Net income per share—diluted	$0.26	$0.38	$0.39

        The Company excluded 0.5 million, 0.4 million and 2.9 million outstanding options for the years ended December 31, 2011, 2010 and 2009, respectively, and 27,033 outstanding restricted stock units for the year ended December 31, 2011 from the computation of diluted net income per share because including them would have had an anti-dilutive effect. There were no anti-dilutive restricted stock units for the year ended December 31, 2010, which was the year the Company began granting restricted stock units.

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

        The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax asset is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the "more likely than not" criteria. The Company's judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company's assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased,

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

resulting in a respective increase or decrease in income tax expense. The Company's effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

        In June 2011, the FASB issued authoritative guidance regarding the presentation of comprehensive income. The new standard requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. In December 2011, the FASB decided to propose a deferral to part of the new guidance which required companies to present the reclassifications of other comprehensive income on the face of the income statement. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect adoption of the updated guidance to have a material impact on its consolidated results of operations or financial condition.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2011	December 31, 2010
	(In thousands)
Accounts receivable, net:
Accounts receivable	$48,772	$20,295
Less: allowance for doubtful accounts	(557)	(402)

	$48,215	$19,893

Inventories:
Raw materials	$5,983	$2,043
Work-in-process	4,705	1,728
Finished goods	14,267	7,946

	$24,955	$11,717

Deferred taxes and other current assets:
Prepaid expenses	$2,406	$1,754
Forward contracts receivable	—	860
Deferred taxes	1,126	616
Other	3,841	1,257

	$7,373	$4,487

Property and equipment, net:
Computer equipment and software	$49,157	$38,179
Furniture and fixtures	2,865	1,980
Leasehold improvements	18,899	3,320

	70,921	43,479
Less: Accumulated depreciation and amortization	(34,115)	(27,989)

	$36,806	$15,490

Deferred taxes and other long-term assets:
Equity investments in private companies	$3,000	$3,000
Deferred taxes	1,316	1,422
Restricted cash	3,317	—
Other assets	656	358

	$8,289	$4,780

Accrued liabilities:
Payroll and related expenses	$15,018	$9,512
Accrued expenses	6,026	3,472
Product warranty liability	1,097	807
Forward contracts payable	1,149	—
Development project	3,000	—
Other	4,801	2,094

	$31,091	$15,885

Other long-term liabilities:
Income tax payable	$3,365	$1,754
Deferred rent	2,849	457

	$6,214	$2,211

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:

        On February 7, 2011, the Company completed its acquisition of Voltaire Ltd. ("Voltaire"), an Israeli-based public company, pursuant to an Agreement of Merger (the "Merger Agreement") dated November 29, 2010. Under the Merger Agreement, the Company's wholly owned subsidiary merged with and into Voltaire (the "Merger") with Voltaire continuing after the Merger as a surviving corporation and a wholly owned subsidiary of the Company.

        Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in the Company's consolidated financial statements beginning February 7, 2011. Acquisition costs related to the Merger of $4.4 million were expensed as incurred in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

        Under the terms of the Merger Agreement, the Company paid $207.7 million in cash ($203.7 million net of cash received) and issued to Voltaire employees options to purchase 564,878 shares of the Company's ordinary shares and 84,736 restricted stock units ("RSUs") with an aggregate value of $13.6 million, in exchange for their options to purchase Voltaire ordinary shares and RSUs of Voltaire. The Company recorded $6.3 million as part of the purchase price, which represents the fair value of options and RSUs that were vested at the acquisition date. The remaining unvested options and RSUs will result in compensation expense of $7.3 million. This amount will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

        Based on Voltaire equity awards outstanding on February 7, 2011, the purchase price was as follows (in thousands):

Purchase price:
Cash	$207,665
Fair value of awards attributable to pre-acquisition services	6,303

Total purchase price	$213,968

        The fair value of the exchanged options was determined based on the closing price of the Company's ordinary shares on February 7, 2011 of $27.72 using a Black-Scholes valuation model with the following weighted-average assumptions: expected life of 3.98 years, volatility of 66.2%, risk-free interest rate of 1.83%, and dividend yield of zero. The fair value of the exchanged RSUs was determined based on the per share value of the underlying Company ordinary shares of $27.72 per share at February 7, 2011.

        The Company accounted for the transaction using the acquisition method, and accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

on the basis of their respective estimated fair values on the acquisition date. The Company's allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885

Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)

Total liabilities	(17,975)

Total purchase price allocation	$213,968

        Intangible assets acquired, and their respective estimated remaining useful lives over which each asset will be amortized are:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Developed technology	$20,378	2 - 3
In process research and development	2,754	—
Customer relationships	10,956	4 - 5
Customer contract	1,529	2
Backlog	435	Less than 1

Total purchased intangible assets	$36,052

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

        Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The Company used the comparative method ("with/without") of the income approach to determine the fair value of this intangible asset and utilized a discount rate of 14%.

        Customer contract relates to an ongoing licensing and professional services arrangement. To determine the fair value of this intangible asset the Company used the income approach, taking into

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

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

        As of the acquisition date, Voltaire was involved in research and development projects related to its Unified Fabric Manager, or "UFM", acceleration software and Ethernet product families. Each of these projects is focused on integrating new technologies, improving product performance and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

        The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

	Average time to complete	Estimated cost to complete	Fair value
	(in months)	(in thousands)	(in thousands)
Development project:
UFM	12	$1,700	$1,069
Acceleration software	7	1,100	975
Ethernet	2	100	710

Total IPR&D		$2,900	$2,754

        The Company used the income approach to determine the fair value of IPR&D and utilized a discount rate of 14.5%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will become subject to amortization over its useful life. During the year ended December 31, 2011, the Ethernet project and the Accelerated software project were completed and became subject to amortization over three years. The remaining UFM project progressed as previously estimated.

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets. The Company's primary reasons for the Voltaire acquisition were to enhance its position in providing end-to-end connectivity solutions and to expand its software and hardware offerings. The acquisition also enhanced the Company's engineering team and sales force through the addition of Voltaire employees. These significant factors were the basis for the recognition of goodwill. Goodwill will not be amortized but instead will be tested for impairment annually or more

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

frequently if certain indicators are present. Goodwill is not expected to be tax deductible for tax purposes.

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

        The following unaudited pro forma financial information combines the results for the Company and Voltaire for the years ended December 31, 2011 and December 31, 2010 (in thousands, except per share amounts):

	Year Ended
	December 31, 2011	December 31, 2010
	(in thousands)
Pro forma revenue	$262,832	$216,467
Pro forma net income	$9,274	$4,484
Pro forma net income per share basic	$0.26	$0.13
Pro forma net income per share diluted	$0.26	$0.13

NOTE 4—FAIR VALUE MEASUREMENTS:

  Fair value hierarchy:

        The Company measures its cash equivalents and marketable securities at fair value. The Company's cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. As of December 31, 2011 and December 31, 2010, the Company did not have any assets or liabilities valued based on Level 3 valuations.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS: (Continued)

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2011.

	Level 1	Level 2	Total
		(in thousands)
Money market funds	$105,246	—	$105,246
Certificates of deposits	—	50,152	50,152
U.S. Government and agency securities	—	251	251
Corporate bonds	—	5,217	5,217
Foreign Government bonds	—	957	957

Total financial assets	$105,246	$56,577	$161,823

Forward contracts	—	1,149	1,149

Total financial liabilities	$—	$1,149	$1,149

        The following table represents the fair value hierarchy of the Company's financial assets measured at fair value as of December 31, 2010. There were no financial liabilities as of December 31, 2010.

	Level 1	Level 2	Total
		(in thousands)
Money market funds	$67,147	$—	$67,147
Certificates of deposit	—	40,258	40,258
U.S. Government and agency securities	—	96,891	96,891
Equity securities	—	301	301
Forward contracts	—	860	860

Total financial assets	$67,147	$138,310	$205,457

        There were no transfers between Level 1 and Level 2 securities during the twelve months ended December 31, 2011 and during the twelve months ended December 31, 2010.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:

  Cash, Cash Equivalents and Short-term investments:

        At December 31, 2011 and 2010, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2011
	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,808	$—	$71,808
Money market funds	105,246	—	105,246
Certificates of deposits	50,170	(18)	50,152
U.S. Government and agency securities	250	1	251
Corporate bonds	5,215	2	5,217
Foreign Government bonds	957	0	957

Total investments in marketable securities	$233,646	$(15)	$233,631
Less amounts classified as cash and cash equivalents	(181,258)	—	(181,258)

	$52,388	$(15)	$52,373

	December 31, 2010
	Amortized Cost	Net Unrealized Gains	Estimated Fair Value
	(in thousands)
Cash	$40,847	$—	$40,847
Money market funds	71,656	—	71,656
Certificates of deposit	40,258	—	40,258
U.S. Government and agency securities	96,797	94	96,891
Equity securities	301	—	301

Total investments in marketable securities	$249,859	$94	$249,953
Less amounts classified as cash and cash equivalents	(107,994)	—	(107,994)

	$141,865	$94	$141,959

        Realized gains upon the sale of marketable securities were approximately $15,000 and $775,000 for the years ended December 31, 2011 and December 31, 2010, respectively. At December 31, 2011, gross unrealized losses on our investments were not deemed to be other-than-temporarily impaired.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS: (Continued)

        The contractual maturities of debt securities at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$—	$—	$79,547	$79,611
Due in one to three years	6,422	6,425	17,250	17,280

	$6,422	$6,425	$96,797	$96,891

  Investments in privately-held companies:

        As of December 31, 2011, the Company held a $3.0 million investment in a privately-held company. This investment is accounted for under the cost method. The Company monitors the investment and if facts and circumstances indicates that the investment may be impaired then it conducts a impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

        The following table represents changes in the carrying amount of goodwill (in thousands):

December 31, 2010	$—
Goodwill recorded in connection with Voltaire acquisition	132,885

December 31, 2011	$132,885

        The carrying amounts of intangible assets as of December 31, 2011 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(874)	$72
Developed technology	22,063	(7,174)	14,889
Customer relationships	10,956	(1,571)	9,385
Customer contract	1,529	(1,287)	242
Backlog	435	(435)	—

Total amortizable intangible assets	$35,929	$(11,341)	$24,588
IPR&D	1,069	—	1,069

Total intangible assets	$36,998	$(11,341)	$25,657

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS: (Continued)

        The carrying amounts of intangible assets as of December 31, 2010 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(656)	$290

Total intangible assets	$946	$(656)	$290

        Amortization expense of intangible assets totaled approximately $9.4 million, $0.2 million and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

        The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2012	$9,578
2013	9,000
2014	3,468
2015	970
2016 and thereafter	1,572

$24,588

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:

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

        The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of OCI and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company's hedge effectiveness, is recognized as other income, net immediately. The net gains or losses relating to ineffectiveness were not material in the year ended December 31, 2011. As of December 31, 2011, the Company had forward contracts in place that hedged future operating expenses of approximately 167.1 million NIS, or approximately

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

$43.7 million based upon the exchange rate as of December 31, 2011. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months.

        As of December 31, 2010, we had forward contracts in place that hedged future operating expenses of approximately 55.8 million NIS, or approximately $15.7 million based upon the exchange rate as of December 31, 2010.

        The Company does not use derivative financial instruments for purposes other than cash flow hedges.

  Fair Value of Derivative Contracts

        The fair value of derivative contracts as of December 31, 2011 and December 31, 2010 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$860	$1,149	$—

Total derivatives designated as hedging instruments	$—	$860	$1,149	$—

  Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

        The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2011 and 2010, and their impact on OCI for the year ended December 31, 2011 (in thousands):

December 31, 2010	$860
Derivative contracts acquired in connection with Voltaire acquisition	120
Amount of loss recognized in OCI (effective portion)	(906)
Amount of gain reclassified from OCI to income (effective portion)	(1,223)

December 31, 2011	$(1,149)

        Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

  Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations

        The impact of derivative contracts on total operating expenses in the twelve months ended December 31, 2011, 2010 and 2009 was:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,223	$563	$(546)

NOTE 8—EMPLOYEE BENEFIT PLANS:

        The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were approximately $422,000, $286,000 and $228,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

        Under Israeli law, in general, the Company is required to make severance payments to its retired or dismissed Israeli employees. For those hired prior to January 1, 2007, the severance pay liability is calculated based on the monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies or pension funds in the name of the employees. The surrender value of the insurance policies or pension funds is presented in long-term assets.

        The severance pay detail is as follows:

	December 31,
	2011	2010
	(in thousands)
Accrued severance liability	$10,433	$7,355
Severance assets	7,767	5,792

Unfunded portion	$2,666	$1,563

        With respect to its Israeli employees hired after January 1, 2007, the Company's contributions for severance pay will replace its severance obligation. Upon a monthly contribution equal to 8.33% of the employee's monthly salary to an insurance policy or pension fund no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

        Severance expenses for the years ended December 31, 2011, 2010 and 2009 were $3.9 million, $2.2 million and $0.8 million, respectively.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

        In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, the Company contributes up to 6% of employee monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined pension contribution plan expenses were $2.5 million, $1.3 million and $0.7 million in the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

  Leases

        The Company leases office space and motor vehicles under operating leases with various expiration dates through 2021. Rent expense was approximately $6.6 million, $2.8 million and $2.1 million for the years ended December 31, 2011, 2010 and 2009 respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $0.6 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively.

        At December 31, 2011, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $49.2 million. For the years ended December 31, 2011 and 2010, the accumulated amortization for assets under capital lease agreements totaled approximately $0.1 million and $2.7 million, respectively. At December 31, 2011, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2012	$307	$10,229
2013	140	8,234
2014	139	6,542
2015	—	2,147
2016 and beyond	—	21,427

Total minimum lease payments	$586	$48,579

Less: Amount representing interest	(8)

Present value of capital lease obligations	578
Less: Current portion	(299)

Long-term portion of capital lease obligations	$279

  Purchase commitments

        At December 31, 2011, the Company had non-cancelable purchase commitments of $49.5 million, $49.1 million of which is expected to be paid in 2012 and $0.4 million in 2013 and beyond.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

        At December 31, 2010, the Company had non-cancelable purchase commitments of $17.4 million, $16.8 million of which was expected to be paid in 2011 and $0.6 million in 2012 and beyond.

  Royalty obligations

        Prior to 2003, the Company received funds totaling $600,000 from the Binational Industrial Research and Development Foundation (the "BIRD Foundation"). As a result, the Company is obligated to pay the BIRD Foundation royalties from sales of products in the research and development of which the BIRD Foundation participated by way of grants. Royalty rates range from 1.45% to 2.95% of "qualifying" product revenue. Since the length of time of repayment has exceeded four years, the grant amount to be repaid has increased to $900,000. However, should the Company decide to discontinue sales of the "qualifying" products, no additional amounts are required to be paid. At December 31, 2011, the Company had repaid and accrued approximately $577,000 to the BIRD Foundation, and the contingent liability in respect of royalties payable is approximately $323,000.

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

NOTE 10—EQUITY OFFERING:

        On September 26, 2011, the Company completed an additional public offering of 3,450,000 shares of its ordinary shares at a price to the public of $31.75 per share. Net proceeds to the Company aggregated approximately $104.2 million after payment of offering fees, underwriters' commissions and offering expenses.

NOTE 11—SHARE INCENTIVE PLANS:

        The Company has five option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans"),the 2006 Global Share Incentive Plan (the "Global Plan") and the Global Share Incentive Assumption Plan 2010 (the "Assumption Plan").

        The Company has authorized for issuance under the Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHARE INCENTIVE PLANS: (Continued)

        The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2012, 2011 and 2010, respectively.

        The number of ordinary shares reserved for issuance under the Company's Assumption Plan will increase automatically on the first day of each fiscal year, beginning in 2012, by a number of ordinary shares equal to the lower of: (i) in each case in an amount equal to the lesser of (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1, 2012.

        The following table summarizes the stock option activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2008	6,928,619	$10.20
Options granted	2,778,031	$10.72
Options exercised	(700,624)	$3.18
Options canceled	(2,602,347)	$17.05

Outstanding at December 31, 2009	6,403,679	$8.38
Options granted	605,340	$21.73
Options exercised	(1,338,223)	$5.15
Options canceled	(235,822)	$10.99

Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	1,060,938	$21.80
Options exercised	(1,586,577)	$8.83
Options canceled	(202,986)	$16.46

Outstanding at December 31, 2011	4,706,349	$13.42

        The weighted average fair value of options granted was approximately $18.51, $12.51 and $7.73 for the years ended December 31, 2011, 2010 and 2009, respectively.

        The total pretax intrinsic value of options exercised in 2011 was $35.0 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $32.49 on December 30, 2011, the total pretax intrinsic value of all outstanding options was $90.3 million. The total pretax intrinsic value of exercisable options at December 31, 2011 was $66.8 million.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHARE INCENTIVE PLANS: (Continued)

        Restricted stock units activity in the years ended December 31, 2010 and December 31, 2011 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2009	—	$—
Restricted stock units granted	437,008	19.93
Restricted stock units vested	(11,668)	22.54
Restricted stock units canceled	(10,395)	19.89

Non vested restricted stock units at December 31, 2010	414,945	$19.86
Restricted stock units granted	1,143,142	27.00
Restricted stock units vested	(224,005)	20.02
Restricted stock units canceled	(142,409)	24.97

Non vested restricted stock units at December 31, 2011	1,191,673	$26.05

        The weighted average fair value of restricted stock units granted was $27.00 and $19.93 for the years ended December 31, 2011 and 2010, respectively. The total intrinsic value of all outstanding restricted stock units was $38.7 million as of December 31, 2011.

        The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2011:

Number of Shares
Stock options outstanding	4,706,349
Restricted stock units	1,191,673
Stock authorized for future issuance	1,743,799
ESPP shares available for future issuance	42,474

Total shares reserved for future issuance as of December 31, 2011	7,684,295

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHARE INCENTIVE PLANS: (Continued)

        The following tables provide additional information about all options outstanding and exercisable at December 31, 2011:

	Options Outstanding at December 31, 2011
				Options Exercisable at December 31, 2011
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$1.47 - $7.44	345,174	2.76	$3.98	331,176	$3.84
$8.23 - $8.23	621,074	6.96	$8.23	404,490	$8.23
$8.45 - $9.19	812,712	5.78	$9.01	661,570	$9.06
$10.23 - $10.23	1,303,904	7.30	$10.23	1,030,523	$10.23
$10.50 - $17.74	478,676	7.28	$13.57	295,821	$13.50
$18.21 - $24.11	473,132	8.07	$20.48	206,652	$20.03
$24.19 - $30.44	471,082	8.66	$27.01	108,354	$24.80
$34.00 - $34.00	93,140	9.85	$34.00	—	$—
$35.12 - $35.12	107,280	9.70	$35.12	—	$—
$1,003.13 - $1,003.13	175	1.25	$1,003.13	175	$1,003.13

$1.47 - $1,003.13	4,706,349	6.98	$13.42	3,038,761	$10.57

        The Employee Share Purchase Plan, or ESPP, is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. 571,428 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In addition, the number of ordinary shares reserved under the Company's ESPP will increase automatically on the first day of each fiscal year during the term, beginning in 2009, by a number of ordinary shares equal to the lower of (i) 0.5% of the total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 171,428 shares or (iii) a smaller number of shares as determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,114,285 shares. In addition, no participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2011 and 2010, 243,256 and 199,540 shares, respectively, were issued under this plan at weighted average per share prices of $18.31 and $12.96, respectively. At December 31, 2011, 42,474 shares were available for future issuance under the ESPP. On January 1, 2012 the number of shares available under the Company's ESPP increased automatically by 171,428 shares.

Share-based compensation

        The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHARE INCENTIVE PLANS: (Continued)

        The following weighted average assumptions are used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2011, 2010 and 2009:

	Employee Share Options			Employee Share Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Dividend yield,%	—	—	—	—	—	—
Expected volatility,%	55.9	59.8	62.9	41.8	54.7	56.1
Risk free interest rate,%	1.72	2.18	2.61	0.10	0.10	0.10
Expected life, years	6.25	6.23	6.20	0.53	0.53	0.53

        The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$980	$385	$305
Research and development	11,906	8,031	6,562
Sales and marketing	4,894	2,730	2,125
General and administrative	3,632	2,955	1,744

Total share-based compensation expense	$21,412	$14,101	$10,736

Share-based compensation expense by type of award:
Share options	$12,568	$11,017	$10,233
ESPP	1,686	1,053	503
Restricted Stock	7,158	2,031	—

Total share-based compensation expense	$21,412	$14,101	$10,736

        At December 31, 2011, there was $41.0 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.8 years.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—SHARE INCENTIVE PLANS: (Continued)

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

NOTE 12—INCOME TAXES:

        The components of income before income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$3,479	$2,324	$976
Foreign	9,873	20,979	18,289

Income before income taxes	$13,352	$23,303	$19,265

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
U.S. federal	$2,838	$1,660	$1,241
State and local	437	462	214
Foreign	907	262	152

	4,182	2,384	1,607

Deferred:
U.S. federal	$(658)	$(848)	$(279)
State and local	(149)	46	15
Foreign	—	8,181	5,036

	(807)	7,379	4,772

Provision for taxes on income	$3,375	$9,763	$6,379

        At December 31, 2011 and 2010, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$23,078	$3,345
Research and development costs	3,866	—
Reserves and accruals	3,940	1,858
Depreciation and amortization	49	181

Gross deferred tax assets	30,933	5,384
Valuation allowance	(28,491)	(3,345)

Net deferred tax assets	$2,442	$2,039

        The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

        At December 31, 2011, the Company had foreign net operating loss carryforwards of approximately $79.4 million. The foreign net operating losses have no expiration date.

        The Company has not provided for Israeli income and foreign withholding taxes on $4.7 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2011. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore cannot quantify the related tax liability.

        The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at statutory rate	34.0%	34.0%	34.0%
State, net of federal benefit	2.2	1.1	1.2
Meals and entertainment	0.4	0.1	0.1
Tax at rates other than the statutory rate	(15.6)	5.6	(5.3)
Share-based compensation	3.2	1.6	2.8
Other, net	1.0	(0.5)	0.3

Provision for taxes	25.2%	41.9%	33.1%

        The Company calculates the pool of excess tax benefits available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital (APIC) pool (net tax benefit situation). For the years ended December 31, 2011 and 2010, the Company recognized a tax benefit to APIC of $2.4 million and $1.1 million, respectively.

        The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Income that is attributable to the Company's operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Approved Enterprise tax holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2020 and the Tax Holiday for the Company's Tel-Aviv operations will expire between the years 2015 and 2018. The tax holiday has resulted in a tax savings of $3.8 million in 2011, increasing diluted earnings per share by approximately $0.10 in the year ended December 31, 2011.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate.

        As of December 31, 2011 and 2010, the unrecognized tax benefits totaled approximately $4.1 million and $1.8 million, respectively, which would reduce the Company's income tax expense and effective tax rate, if recognized.

        The following summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2011	2010
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$1,754	$1,442
Increases in tax positions for prior years	985	—
Decreases in tax positions for prior years	(523)	(395)
Increases in tax positions for current year	1,847	707
Decreases in tax positions for current year	—	—

Gross unrecognized tax benefits, end of the period	$4,063	$1,754

        It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2011, 2010 and 2009, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $231,000, $95,000 and $67,000, respectively. For unrecognized tax benefits that existed at December 31, 2011, the Company does not anticipate any significant changes within the next twelve months.

        The Company files income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2008 through 2011 tax years are open and may be subject to potential examination in one or more jurisdictions.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP:

        The Company operates in one reportable segment, the development, manufacturing, marketing and sales of semiconductor interconnect products. The Company's chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

        Revenues by geographic region are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States	$120,385	$67,166	$39,717
China	33,681	17,256	14,990
Israel	1,867	10,265	8,158
Europe	39,566	20,003	18,868
Other North America	15,912	2,456	2,126
Other Asia	47,840	37,494	32,185

Total revenue	$259,251	$154,640	$116,044

        Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

        Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Israel	$36,207	$14,354
United States	599	1,136

Total property and equipment, net	$36,806	$15,490

        Property and equipment, net is attributed to the geographic location in which it is located.

        Revenues by product group are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
ICs	$46,564	$57,030	$38,972
Boards	98,004	67,085	61,556
Switch systems and gateways	76,398	19,461	9,996
Cables, accessories and other	38,285	11,064	5,520

Total revenue	$259,251	$154,640	$116,044

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—OTHER INCOME, NET:

        Other income, net, is summarized in the following table:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$630	$1,128	$1,289
Foreign exchange gains (losses)	374	(316)	(36)
Loss on equity investment in privately-held companies	—	(750)	(500)
Other	(245)	(197)	(235)

Total other income (loss), net	$759	$(135)	$518

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions(1)	Balance at End of Year
	(in thousands)
Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$402	$155	$—	$557
Allowance for sales returns and adjustments	75	262	—	337
Income tax valuation allowance	3,245	25,267	(21)	28,491

Total	$3,722	$25,684	$(21)	$29,385

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$290	$112	$—	$402
Allowance for sales returns and adjustments	15	60	—	75
Income tax valuation allowance	3,186	188	(129)	3,245

Total	$3,491	$360	$(129)	$3,722

Year ended December 31, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$277	$59	$(46)	$290
Allowance for sales returns and adjustments	15	—	—	15
Income tax valuation allowance	3,236	125	(175)	3,186

Total	$3,528	$184	$(221)	$3,491

(1)
Deductions for Allowance for doubtful accounts are for accounts receivable written-off.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2012.

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

Signature	Title	Date

/s/ EYAL WALDMAN Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	February 27, 2012
/s/ MICHAEL GRAY Michael Gray	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 27, 2012
/s/ DOV BAHARAV Dov Baharav	Director	February 27, 2012
/s/ GLENDA DORCHAK Glenda Dorchak	Director	February 27, 2012
/s/ IRWIN FEDERMAN Irwin Federman	Director	February 27, 2012

Signature	Title	Date

/s/ AMAL JOHNSON Amal Johnson	Director	February 27, 2012
/s/ THOMAS J. RIORDAN Thomas J. Riordan	Director	February 27, 2012
/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	February 27, 2012

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
1.1	(1)	Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1	(2)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1	(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1	(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2	(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3	(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4	(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5	(8)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).

10.6	(9)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.7	(10)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.8	(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.9	(12)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.10	(13)*	Mellanox Technologies, Ltd. Employee Share Purchase Plan.

10.11	(14)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

10.14	(15)	Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).

10.15	(16)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.16	(17)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

Exhibit No.		Description of Exhibit
10.17	(18)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

21.1		List of Company Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(19)	XBRL Instance Document

101.SCH	(19)	XBRL Taxonomy Extension Schema Document

101.CAL	(19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(19)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(19)	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 21, 2011.

(2)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(3)
Incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

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

(5)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)
Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

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

(16)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(17)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(18)
Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(19)
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

*
Indicates management contract or compensatory plan, contract or arrangement.