Form 10-Q
period 2012-03-31
Mellanox Technologies, Ltd.
filed 2012-05-04
CIK 1356104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period              to

Commission File No. 001-33299

MELLANOX TECHNOLOGIES, LTD.

(Exact Name of Registrant as Specified in Its Charter)

ISRAEL	98-0233400
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

BEIT MELLANOX, YOKNEAM, ISRAEL	20692
(Address of Principal Executive Offices)	(Zip Code)

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 30, 2012, was 40,551,878.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$111,190	$181,258
Short-term investments	148,562	52,373
Restricted cash	4,437	4,452
Accounts receivable, net	47,109	48,215
Inventories	32,246	24,955
Deferred taxes and other current assets	7,817	7,373
Total current assets	351,361	318,626
Property and equipment, net	38,828	36,806
Severance assets	8,198	7,767
Intangible assets, net	23,286	25,657
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	8,676	8,289
Total assets	$563,234	$530,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,193	$30,132
Accrued liabilities	32,218	31,091
Deferred revenue	6,563	5,571
Capital lease liabilities	220	299
Total current liabilities	71,194	67,093
Accrued severance	10,803	10,433
Deferred revenue	3,633	3,664
Capital lease liabilities	279	279
Other long-term liabilities	6,938	6,214
Total liabilities	92,847	87,683
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	168	165
Additional paid-in capital	432,650	418,255
Accumulated other comprehensive income (loss)	32	(1,164)
Retained earnings	37,537	25,091
Total shareholders’ equity	470,387	442,347
Total liabilities and shareholders’ equity	$563,234	$530,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share data)
Total revenues	$88,738	$55,057
Cost of revenues	28,888	19,416
Gross profit	59,850	35,641
Operating expenses:
Research and development	28,958	20,310
Sales and marketing	12,805	8,555
General and administrative	4,857	8,445
Total operating expenses	46,620	37,310
Income (loss) from operations	13,230	(1,669)
Other income, net	184	48
Income (loss) before taxes	13,414	(1,621)
Provision for taxes on income	(968)	(3)
Net income (loss)	$12,446	$(1,624)
Net income (loss) per share — basic	$0.31	$(0.05)
Net income (loss) per share — diluted	$0.29	$(0.05)
Shares used in computing income per share:
Basic	40,014	34,490
Diluted	42,427	34,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Net income (loss)	$12,446	$(1,624)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	(129)	(86)
Change in unrealized gains/losses on derivative contracts, net	1,325	453
Total comprehensive income (loss), net of tax	$13,642	$(1,257)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,446	$(1,624)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,288	3,918
Deferred income taxes	(363)	450
Share-based compensation	7,242	4,278
Gain on sale of investments	(173)	(77)
Excess tax benefits from share-based compensation	(957)	—
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	1,106	(3,136)
Inventories	(7,735)	1,027
Prepaid expenses and other assets	434	(1,586)
Accounts payable	2,061	6,826
Accrued liabilities and other payables	4,246	3,545
Net cash provided by operating activities	23,595	13,621
Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	(203,704)
Purchase of severance-related insurance policies	(194)	(201)
Purchases of short-term investments	(100,239)	(22)
Proceeds from sales of short-term investments	513	135,196
Proceeds from maturities of short-term investments	3,581	—
Decrease in restricted cash deposit	94	—
Purchase of property and equipment	(4,495)	(2,211)
Net cash used in investing activities	(100,740)	(70,942)
Cash flows from financing activities:
Principal payments on capital lease obligations	(79)	(79)
Proceeds from exercise of share awards	6,199	3,902
Excess tax benefit from share-based compensation	957	—
Net cash provided by financing activities	7,077	3,823
Net decrease in cash and cash equivalents	(70,068)	(53,498)
Cash and cash equivalents at beginning of period	181,258	107,994
Cash and cash equivalents at end of period	$111,190	$54,496

Non-cash investing and financing activities:
Inventory capitalization	$444	$—
Vested share awards issued in connection with acquisition of Voltaire Ltd.	$—	$6,303

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

Principles of presentation

The unaudited condensed consolidated financial statements include the Company’s accounts as well as those of its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.

Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company’s financial results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, goodwill and purchased intangible asset valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2012	2011
IBM	24%	14%
Hewlett Packard	18%	24%
Oracle	*	13%

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	March 31, 2012	December 31, 2011
IBM	22%	16%
Hewlett Packard	22%	15%

At March 31, 2012, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three months ended March 31, 2012 were $4.8 million, and were conducted at arm’s-length. At March 31, 2012, accounts receivable from Oracle totaled $13,166. At March 31, 2011, Oracle held approximately 3.4 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three months ended March 31, 2011 were $7.2 million, and were conducted at arm’s-length. At March 31, 2011, accounts receivable from Oracle totaled $24,840.

Product warranty

Changes in the Company’s liability for product warranty during the three months ended March 31, 2012 and 2011 are included in Accrued liabilities and are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Balance, beginning of the period	$1,097	$807
Warranties issued during the period	228	280
Reversal of warranty reserves	(35)	(90)
Settlements during the period	(175)	(100)
Balance, end of the period	$1,115	$897

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$12,446	$(1,624)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	40,014	34,490
Dilutive effect of employee stock option plans	2,413	—
Shares used to compute diluted net income per share	42,427	34,490
Net income (loss) per share — basic	$0.31	$(0.05)
Net income (loss) per share — diluted	$0.29	$(0.05)

The Company excluded 602,908 and 373,574 outstanding shares for the three months ended March 31, 2012 and March 31, 2011, respectively, from the computation of diluted net income (loss) per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by FASB in May 2011, on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by FASB in June 2011, regarding the presentation of comprehensive income. The new standard requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31, 2012	December 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$47,666	$48,772
Less: Allowance for doubtful accounts	(557)	(557)
	$47,109	$48,215

Inventories:
Raw materials	$5,495	$5,983
Work-in-process	4,085	4,705
Finished goods	22,666	14,267
	$32,246	$24,955

Deferred taxes and other current assets:
Prepaid expenses	$3,693	$2,406
Forward contracts receivable	176	—
Deferred taxes	1,126	1,126
Other	2,822	3,841
	$7,817	$7,373

Property and equipment, net:
Computer equipment and software	$52,254	$49,157
Furniture and fixtures	3,360	2,865
Leasehold improvements	20,194	18,899
	75,808	70,921
Less: Accumulated depreciation and amortization	(36,980)	(34,115)
	$38,828	$36,806
Deferred taxes and other long-term assets:
Equity investments in private companies	$3,000	$3,000
Deferred taxes	1,679	1,316
Restricted cash	3,356	3,317
Other assets	641	656
	$8,676	$8,289
Accrued liabilities:
Payroll and related expenses	$18,407	$15,018
Accrued expenses	5,849	6,026
Product warranty liability	1,115	1,097
Forward contracts payable	—	1,149
Development project	1,559	3,000
Other	5,288	4,801
	$32,218	$31,091

Other long-term liabilities:
Income tax payable	$3,777	$3,365
Deferred rent	3,161	2,849
	$6,938	$6,214

NOTE 3 — BUSINESS COMBINATION:

On February 7, 2011, the Company acquired Voltaire Ltd. (“Voltaire”), an Israeli-based public company, pursuant to an Agreement of Merger (the “Merger Agreement”) dated November 29, 2010. Under the Merger Agreement, the Company’s wholly owned subsidiary merged with and into Voltaire (the “Merger”) with Voltaire continuing after the Merger as a surviving corporation and a wholly owned subsidiary of the Company.

The Company’s allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885
Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)
Total liabilities	(17,975)
Total purchase price allocation	$213,968

Intangible assets acquired, and their respective estimated remaining useful lives over which each asset will be amortized are:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Developed technology	$20,378	2-3
In process research and development	2,754	—
Customer relationship	10,956	4-5
Customer contract	1,529	2
Backlog	435	Less than 1
Total acquired intangible assets	$36,052

In-process research and development (“IPR&D”) represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. Acquired IPR&D consists of three projects: Unified Fabric Manager, or “UFM”, Acceleration software and Ethernet. Each of these projects is focused on integrating new technologies, improving product performance and broadening features and functionalities. The Acceleration software and Ethernet projects were completed during the year ended December 31, 2011. The UFM project had not been completed as of March 31, 2012.

The goodwill recognized from the acquisition of Voltaire resulted primarily from the Company’s anticipated enhanced position in providing end-to-end connectivity solutions, expanding its software and hardware offerings and strengthening its engineering team and sales force. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present. Goodwill is not expected to be deductible for tax purposes.

Supplemental pro forma data

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Voltaire, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each of the periods presented.

The following unaudited pro forma financial information combines the results for the Company and Voltaire for the three months ended March 31, 2011 (in thousands, except per share amounts):

Three Months Ended
March 31, 2011
Pro forma net revenue	$58,638
Pro forma net income (loss)	$(8,203)
Pro forma net income (loss) per share basic	$(0.24)
Pro forma net income (loss) per share diluted	$(0.24)

NOTE 4 — FAIR VALUE MEASUREMENTS:

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

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of March 31, 2012. There were no financial liabilities as of March 31, 2012.

	Level 1	Level 2	Total
		(in thousands)
Money market funds	$24,188	$—	$24,188
Certificates of deposits	—	62,829	62,829
U.S. Government and agency securities	—	73,532	73,532
Commercial paper	—	15,486	15,486
Corporate bonds	—	4,434	4,434
Foreign Government bonds	—	7,827	7,827
Forward contracts	—	176	176
Total financial assets	$24,188	$164,284	$188,472

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

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2012.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,456	$—	$71,456
Money market funds	24,188	—	24,188
Certificates of deposits	62,843	(14)	62,829
U.S. Government and agency securities	73,695	(163)	73,532
Commercial paper	15,457	29	15,486
Corporate bonds	4,420	14	4,434
Foreign Government bonds	7,837	(10)	7,827
Total investments	$259,896	$(144)	$259,752
Less amounts classified as cash and cash equivalents	(111,190)	—	(111,190)
	$148,706	$(144)	$148,562

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,808	$—	$71,808
Money market funds	105,246	—	105,246
Certificates of deposits	50,170	(18)	50,152
U.S. Government and agency securities	250	1	251
Corporate bonds	5,215	2	5,217
Foreign Government bonds	957	—	957
Total investments	$233,646	$(15)	$233,631
Less amounts classified as cash and cash equivalents	(181,258)	—	(181,258)
	$52,388	$(15)	$52,373

Realized gains upon the sale of marketable securities were $173,000 and $77,000 for the three months ended March 31, 2012 and March 31, 2011, respectively. At March 31, 2012, gross unrealized losses on our investments were not deemed to be other-than-temporarily impaired.

The contractual maturities of available-for-sale securities at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$70,626	$70,631	$42,670	$42,660
Due in one to three years	78,080	77,931	9,718	9,713
	$148,706	$148,562	$52,388	$52,373

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of approximately $1.9 million at March 31, 2012 and December 31, 2011 that represented tenant’s security deposits restricted due to the tenancy agreements, and approximately $2.5 million and $2.6 million at March 31, 2012 and December 31, 2011, respectively, that represented security deposits restricted due to a foreign exchange management agreement with two banks.

Investments in privately-held companies

As of March 31, 2012, the Company held a $3.0 million investment in a privately-held company. This investment is accounted for under the cost method, net of impairment write down. The Company monitors the investment and if facts and circumstances indicate that the investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2011	$132,885
Adjustments	—
Balance as of March 31, 2012	$132,885

The carrying amounts of intangible assets as of March 31, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(892)	$54
Developed technology	22,063	(9,088)	12,975
Customer relationships	10,956	(2,010)	8,946
Customer contract	1,529	(1,287)	242
Backlog	435	(435)	—
Total amortizable intangible assets	$35,929	$(13,712)	$22,217
IPR&D	1,069	—	1,069
Total intangible assets	$36,998	$(13,712)	$23,286

The carrying amounts of intangible assets as of December 31, 2011 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(874)	$72
Developed technology	22,063	(7,174)	14,889
Customer relationships	10,956	(1,571)	9,385
Customer contract	1,529	(1,287)	242
Backlog	435	(435)	—
Total amortizable intangible assets	$35,929	$(11,341)	$24,588
IPR&D	1,069	—	1,069
Total intangible assets	$36,998	$(11,341)	$25,657

Amortization expense of intangible assets was $2.4 million and $1.9 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2012	$7,207
2013	9,000
2014	3,468
2015	970
2016 and thereafter	1,572
$22,217

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES:

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

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the three months ended March 31, 2012 and 2011. As of March 31, 2012, the Company had forward contracts in place that hedged future operating expenses of approximately 136.2 million NIS, or approximately $36.7 million based upon the exchange rate as of March 31, 2012. The forward contracts cover a substantial portion of future NIS denominated operating expenses expected to occur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of March 31, 2012 and December 31, 2011 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$176	$—	$—	$(1,149)
Total derivatives designated as hedging instruments	$176	$—	$—	$(1,149)

Effect of designated derivative contracts on accumulated other comprehensive income

The following table represents the balance of designated derivative contracts as cash flow hedges as of March 31, 2012 and December 31, 2011, and their impact on OCI for the three months ended March 31, 2012 (in thousands):

December 31, 2011	$(1,149)
Amount of gain recognized in OCI (effective portion)	1,188
Amount of loss reclassified from OCI to income (effective portion)	137
March 31, 2012	$176

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(137)	$447

NOTE 8— COMMITMENTS AND CONTINGENCIES:

Leases

As of March 31, 2012, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2012	$228	$6,591
2013	140	6,783
2014	139	5,437
2015	—	4,410
2016 and beyond	—	21,911
Total minimum lease payments	$507	$45,132
Less: Amount representing interest	(8)
Present value of capital lease obligations	499
Less: Current portion	(220)
Long-term portion of capital lease obligations	$279

Purchase commitments

At March 31, 2012, the Company had non-cancelable purchase commitments of $57.0 million, $53.9 million of which is expected to be paid in 2012 and $3.1 million in 2013 and beyond.

At March 31, 2011, the Company had non-cancelable purchase commitments of $24.7 million, $24.0 of which was expected to be paid within one year, and $0.7 million in 2012 and beyond.

Legal contingencies

At March 31 2012, the Company was not subject to any material legal proceedings. The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved, but which have general applicability to the semiconductor industry.

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the three months ended March 31, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,706,349	$13.42
Options granted	190,310	33.44
Options exercised	(331,585)	10.10
Options cancelled	(58,293)	14.75
Outstanding at March 31, 2012	4,506,781	$14.49

The weighted average fair value of options granted was $17.58 and $19.44 for the three months ended March 31, 2012 and 2011, respectively.

The total pretax intrinsic value of options exercised in the three months ended March 31, 2012 and 2011 was $9.0 million and $5.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $41.83 on March 31, 2012, the total pretax intrinsic value of all outstanding options was $188.5 million. The total pretax intrinsic value of exercisable options at March 31, 2011 was $126.5 million.

Restricted stock units activity in the three months ended March 31, 2012 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2011	1,191,673	$26.05
Restricted stock units granted	914,500	37.09
Restricted stock units vested	(98,339)	24.89
Restricted stock units canceled	(26,251)	25.29
Non vested restricted stock units at March 31, 2012	1,981,583	$31.22

The weighted average fair value of RSUs granted in the three months ended March 31, 2012 was $37.09. The total intrinsic value of all outstanding restricted stock units was $82.9 million as of March 31, 2012. The weighted average fair value of RSUs granted in the three months ended March 31, 2011 was $26.95. The total intrinsic value of all outstanding restricted stock units was $18.0 million as of March 31, 2011.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2012:

Number of Shares
Stock options outstanding	4,506,781
Restricted stock units	1,981,583
Stock authorized for future issuance	1,690,861
ESPP shares available for future issuance	100,890
Total shares reserved for future issuance as of March 31, 2012	8,280,115

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the three months ended March 31, 2012 and 2011:

	Employee Share Options		Employee Share Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Dividend yield, %	—	—	—	—
Expected volatility, %	54.6	57.8	49.2	34.3
Risk free interest rate, %	1.38	2.75	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	7.80	8.53	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three months ended March 31,
	2012	2011
	(In thousands)
Cost of goods sold	$329	$144
Research and development	4,181	2,353
Sales and marketing	1,642	1,019
General and administrative	1,090	762
Total share-based compensation expense	$7,242	$4,278

At March 31, 2012, there was $66.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.29 years.

At March 31, 2011, there was $36.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.07 years.

NOTE 10 — INCOME TAXES:

As of March 31, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $5.4 million and $4.1 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2012 and December 31, 2011, the amount of accrued interest and penalties totaled $264,000 and $231,000, respectively. As of March 31, 2012, calendar years 2008 through 2011 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 7.2% and (0.2%) for the three months ended March 31, 2012 and 2011, respectively. The difference between the Company’s effective tax rates and the 34% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous, and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and March 31, 2011 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2011. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Overview

We are a fabless semiconductor company that produces and supplies high-performance connectivity products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch ICs, adapter cards, switch systems, gateway systems, software, services and cables as integral parts of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. Our adapters and switch ICs provide per-port bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. With our adapter ICs and cards, we deliver software for parallel programming, messaging, unstructured data and storage used to accelerate applications in HPC, Web 2.0, high frequency trading, database and storage, among others. Our switch systems range in port density from 8, 18 and 36 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

In 2011, we completed the acquisition of Voltaire Ltd., or Voltaire, a leading provider of scale-out computing fabrics for data centers, high performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end connectivity solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

Revenues. We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $88.7 million for the three months ended March 31, 2012, compared to $55.1 million for the three months ended March 31, 2011, representing an increase of approximately 61%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 79% and 75% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. Sales to customers representing 10% or more of revenues accounted for 42% and 51% of our total revenues for the three months ended March 31, 2012 and 2011, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

At March 31, 2012, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the three months ended March 31, 2012 were $4.8 million, and were conducted at arm’s-length. There were no other material transactions with Oracle during 2012. At March 31, 2012, accounts receivable from Oracle totaled $13,166. At March 31, 2011, Oracle held approximately 3.4 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers for three months ending March 31, 2011 were $7.2 million, and were conducted at arm’s-length. At March 31, 2011, accounts receivable from Oracle totaled $24,840.

Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems, purchased cable costs, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundry supplier, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with our foundry supplier and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels over the past quarters to meet this demand.

We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Our cost of revenues as a percentage of sales will fluctuate in the future due to expected reductions in the average sale price of our products, and the percentage of revenue deriving from sales of switch systems and cables, which generally yield lower gross margins. This fluctuation will also depend on overall customer demand for our products, introduction of new products, our product mix, composition of our revenues by respective data rate, competitive product offerings and related pricing, and our ability to reduce manufacturing costs.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and business development, commission payments to external, third party sales representatives, advertising, and charges for trade shows, promotions, travel and allocable facilities related expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales, marketing and business development personnel and increased marketing activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, and other professional service expenses for accounting, corporate legal fees and allocable facilities related expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.

Amortization of Acquired Intangible Assets. Amortization of acquired intangible assets relates to acquired identified intangible assets resulting from our acquisition of Voltaire, which will be amortized over their estimated useful lives. Amortization of customer relationships is included in Sales and marketing expenses. Amortization of all other intangible assets is included in cost of revenues.

Acquisition Related Charges. Acquisition-related charges include expenses incurred in connection with the Voltaire acquisition including severance costs related to employees terminated post acquisition, consulting and legal fees. Acquisition related charges were included in General and administrative expenses.

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing in fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing fiscal year 2011 and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. In accordance with recent amendments to the Israeli tax laws, effective January 1, 2012, the corporate income tax rate was increased to 25%.

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

See our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was previously disclosed in the Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Total revenues	100%	100%
Cost of revenues	33	35
Gross profit	67	65
Operating expenses:
Research and development	33	37
Sales and marketing	14	16
General and administrative	5	15
Total operating expenses	52	68
Income (loss) from operations	15	(3)
Other income, net	0	0
Provision for taxes on income	(1)	0
Net income (loss)	14%	(3)%

Comparison of the Three Months Ended March 31, 2012 to the Three Months Ended March 31, 2011

The following table represents our total revenues for the three months ended March 31, 2012 and 2011 by product category, interconnect protocol and data rate.

	Three Months Ended March 31,
Product category:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$14,938	16.8%	$11,820	21.5%
Boards	28,165	31.8%	18,196	33.0%
Switch systems and gateways	31,414	35.4%	18,228	33.1%
Cables, accessories and other	14,221	16.0%	6,813	12.4%
Total revenue	$88,738	100.0%	$55,057	100.0%

	Three Months Ended March 31,
Interconnect protocol and data rate:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Infiniband:
FDR	$27,730	31.2%	$—	—
QDR	40,296	45.4%	42,696	77.5%
DDR	8,049	9.1%	6,535	11.9%
SDR	232	0.3%	1,351	2.5%
Total	76,307	86.0%	50,582	91.9%
Ethernet	8,671	9.8%	2,830	5.1%
Other	3,760	4.2%	1,645	3.0%
Total revenue	$88,738	100.0%	$55,057	100.0%

Revenues. Revenues were $88.7 million for the three months ended March 31, 2012 compared to $55.1 million for the three months ended March 31, 2011, representing an increase of 61.2%. This year-over-year growth was primarily due to incremental new revenues associated with the Voltaire acquisition, as well as increased market demand for our higher bandwidth FDR products. With the recent introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation, end-users have begun to upgrade their systems with a strong emphasis on the interconnects. This trend resulted in an increase in customer demand for our FDR products. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. Revenues in all of our product categories increased with the highest growth in absolute dollars being in switch systems and boards. Revenues for the three months ended March 31, 2012 are not necessarily indicative of future results. Due to the current pent-up demand associated with the general availability of Romley and Sandy Bridge platforms, we expect our second quarter revenue to increase sequentially from the first quarter and include approximately $30 million of one-time revenue opportunities related to these platform releases. This expected sequential increase in quarterly revenues may not be sustainable and we may experience a decline in our quarterly revenues later on this year.

Gross Profit and Margin.  Gross profit was $59.9 million for the three months ended March 31, 2012 compared to $35.6 million for the three months ended March 31, 2011, representing an increase of approximately 67.9%. As a percentage of revenues, gross margin increased to 67.4% in the three months ended March 31, 2012 from 64.7% in the three months ended March 31, 2011. The gross margin percentage improved across all product categories due primarily to the increased shipments of FDR InfiniBand products, which typically yield higher gross margins. Gross margin for the three months ended March 31, 2012 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$16,151	18.2%	$10,075	18.3%
Share-based compensation	4,181	4.7%	2,353	4.3%
Development and tape-out costs	2,999	3.4%	4,694	8.5%
Other	5,627	6.3%	3,188	5.8%
Total Research and development	$28,958	32.6%	$20,310	36.9%

Research and development expenses were $29.0 million in the three months ended March 31, 2012 compared to $20.3 million in the three months ended March 31, 2011, representing an increase of 42.6%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, increased bonuses and merit increases. Development and design costs decreased due to tape-out costs associated with the launch of our switch IC product that were recognized in the three months ended March 31, 2011. The increase in other costs was primarily attributable to an increase in facilities, depreciation and travel related expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$6,907	7.8%	$4,836	8.8%
Share-based compensation	1,642	1.8%	1,019	1.9%
Trade shows and promotions	2,007	2.3%	1,388	2.5%
Other	2,249	2.5%	1,312	2.3%
Total Sales and marketing	$12,805	14.4%	$8,555	15.5%

Sales and marketing expenses were $12.8 million for the three months ended March 31, 2012 compared to $8.6 million for the three months ended March 31, 2011, representing an increase of 49.7%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, increased bonuses and merit increases. The increase in trade show and promotion costs was primarily due to higher expenses related to equipment for customer product evaluations and an increase in sales and marketing activities. The increase in other costs was primarily attributable to the amortization of customer relationship intangible assets associated with the Voltaire acquisition and higher facilities related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$2,224	2.5%	$2,561	4.7%
Share-based compensation	1,090	1.2%	762	1.4%
Professional services	1,220	1.4%	4,516	8.2%
Other	323	0.4%	606	1.0%
Total General and administrative	$4,857	5.5%	$8,445	15.3%

General and administrative expenses were $4.9 million for the three months ended March 31, 2012 compared to $8.4 million for the three months ended March 31, 2011, representing a decrease of 42.5%. The decrease in salaries and benefits was primarily due to $0.8 million of employee termination costs associated with the Voltaire acquisition recognized in the three months ended March 31, 2011, partially offset by higher salaries and benefits in the three months ended March 31, 2012 associated with headcount additions, increased bonuses and merit increases. The decrease in professional services costs were primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in the three months ended March 31, 2011. The decrease in other costs was due to lower depreciation and facilities related expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended March 31,
	2012	2011
	(In thousands)
Cost of goods sold	$329	$144
Research and development	4,181	2,353
Sales and marketing	1,642	1,019
General and administrative	1,090	762
Total share-based compensation expense	$7,242	$4,278

Share-based compensation expenses were $7.2 million for the three months ended March 31, 2012, compared to $4.3 million for the three months ended March 31, 2011, representing an increase of 69.3%. The increase in share-based compensation was primarily due to new restricted stock units granted to existing employees in April 2011 and in the first quarter of fiscal 2012.

At March 31, 2012, there was $66.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.29 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $184,000 for the three months ended March 31, 2012, compared to $48,000 for the three months ended March 31, 2011. The increase consisted of higher interest income, net of $379,000, partially offset by foreign currency exchange losses of $195,000.

Provision for Taxes on Income. Provision for taxes on income was $968,000 for the three months ended March 31, 2012, compared to $3,000 for the three months ended March 31, 2011. The effective tax rate was approximately 7.2% and (0.2%) for the three months ended March 31, 2012 and 2011, respectively. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from profits earned in Israel and subject to the tax holiday, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2012, our principal source of liquidity consisted of cash and cash equivalents of $111.2 million and short-term investments of $148.6 million. We expect that our current cash and cash equivalents and short-term investments, and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$111,190	$181,258
Short-term investments	148,562	52,373
Restricted cash, current	4,437	4,452
Restricted cash, long-term	3,356	3,317
Total	$267,545	$241,400

Working capital	$280,167	$251,533

Our ratio of current assets to current liabilities was 4.9:1 at March 31, 2012 compared to 4.7:1 at December 31, 2011. The increase in our ratio from December 31, 2011 to March 31, 2012 was primarily due to increases in cash and short-term investments.

Operating activities

Net cash provided by our operating activities amounted to $23.6 million and $13.6 million in the three months ended March 31, 2012 and 2011, respectively. Net cash provided by operating activities in the three months ended March 31, 2012 was primarily attributable to the net income of $12.4 million, adjusted by net non-cash items of $11.0 million and changes in assets and liabilities of $0.1 million. Non-cash expenses consisted primarily of $6.3 million of share-based compensation, net of the excess tax benefits, and $5.3 million for depreciation and amortization. The $0.1 million cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $2.1 million due to the timing of purchases during the quarter, an increase of $4.2 million in accrued liabilities primarily due to higher payroll obligations and decreases in accounts receivable of $1.1 million and in prepaid expense and other assets of $0.4 million, partially offset by an increase in inventories of $7.7 million to support increased demand from our customers.

Net cash provided by our operating activities amounted to $13.6 million in the three months ended March 31, 2011. Net cash provided by operating activities in the three months ended March 31, 2011 was primarily attributable to net non-cash items of $8.6 million and changes in assets and liabilities of $6.7 million, partially offset by a net loss of $1.6 million. Non-cash expenses consisted primarily of $4.3 million for share-based compensation, net of the excess tax benefits, and $3.9 million for depreciation and amortization. Changes in assets and liabilities resulted from an increase in accounts payable of $6.8 million, an increase in accrued liabilities and other payables of $3.5 million, and a decrease in inventory of $1.0 million, partially offset by an increase in accounts receivable of $3.1 million and an increase in prepaid expenses of $1.6 million.

Investing activities

Net cash used in investing activities was $100.7 million in the three months ended March 31, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $96.1 million and purchases of property and equipment of $4.5 million.

Net cash used in investing activities was approximately $70.9 million in the three months ended March 31, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million and purchases of property and equipment of $2.2 million, partially offset by proceeds from sales of short-term investments of $135.2 million.

Financing activities

Our financing activities generated $7.1 million in the three months ended March 31, 2012. Cash provided by financing activities was primarily due to proceeds of approximately $6.2 million from stock option exercises and purchases pursuant to our employee stock purchase plan, and an excess tax benefit from share-based compensation of approximately $1.0 million, partially offset by principal payments on capital lease obligations of $79,000.

Our financing activities generated $3.8 million in the three months ended March 31, 2011 and were primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $3.9 million, partially offset by principal payments on capital lease obligations of $79,000.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	Beyond 3 Years
	(In thousands)
Commitments under capital lease	$507	$228	$279	$—
Non-cancelable operating lease commitments	45,132	8,490	12,356	24,286
Service commitments	3,828	3,428	400	—
Purchase commitments	53,170	50,873	1,530	767
Total	$102,637	$63,019	$14,565	$25,053

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

Recent Accounting Standards

See Note 1, “The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements” of the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our condensed consolidated financial position, results of operations and cash flows.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program.  Currency forward contracts and natural hedges are generally utilized in this hedging program.  We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $251,000 at March 31, 2012.  There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar.  At March 31, 2012, approximately $8.2 million of our monthly operating expenses were denominated in NIS. As of March 31, 2012, we had forward contracts in place that hedged future operating expenses of approximately 136.2 million NIS, or approximately $36.7 million based upon the exchange rate on March 31, 2012. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except for the following:

Risks Related to Our Business

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2012, sales to IBM and Hewlett-Packard accounted for 24% and 18%, respectively, of our total revenues, while sales to our top ten customers accounted for 79% of our revenues. For the three months ended March 31, 2011, sales to Hewlett-Packard, IBM and Oracle accounted for 24%, 14% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 75% of our revenues. For the year ended December 31, 2011, sales to Hewlett-Packard and IBM accounted for 19% and 17%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation which acquired the product lines and certain assets and assumed certain liabilities of QLogic’s InfiniBand business in the first quarter of 2012. In Enterprise Data Centers, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, products based on the InfiniBand standard compete primarily with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

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

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 50% and 53% of our revenues in the three months ended March 31, 2012 and 2011, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the

U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.9%, 2.7% and 2.2% for the years ended December 31, 2009, 2010 and 2011, respectively, and to 0.7% and 0.4% for the three months ended March 31, 2011 and 2012, respectively. The increase in value of the NIS against the U.S. dollar amounted to 0.7%, 6.0% and 7.7% in the years ended December 31, 2009, 2010 and 2011, respectively. The increase in value of the U.S. dollar against the NIS amounted to 1.9% and 2.8% in the three months ended March 31, 2011 and 2012, respectively. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

Risks Related to Our Ordinary Shares

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

As of March 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 24% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 30% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During the three months ended March 31 2012, our shares traded as low as $31.16 and as high as $41.91 per share. During the month of April 2012, our shares traded as high as $67.20 and experienced an intra-day increase of approximately 50%. We also experienced intra-day declines of more than 10%. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)

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

Date: May 4, 2012	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.