Form 10-Q
period 2012-06-30
Mellanox Technologies, Ltd.
filed 2012-08-03
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 30, 2012, was 41,579,841.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$123,808	$181,258
Short-term investments	196,422	52,373
Restricted cash	4,288	4,452
Accounts receivable, net	54,619	48,215
Inventories	31,376	24,955
Deferred taxes and other current assets	8,115	7,373
Total current assets	418,628	318,626
Property and equipment, net	41,661	36,806
Severance assets	7,935	7,767
Intangible assets, net	20,844	25,657
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	10,522	8,289
Total assets	$632,475	$530,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,564	$30,132
Accrued liabilities	48,040	31,091
Deferred revenue	7,144	5,571
Capital lease liabilities	141	299
Total current liabilities	89,889	67,093
Accrued severance	10,754	10,433
Deferred revenue	5,979	3,664
Capital lease liabilities	279	279
Other long-term liabilities	7,143	6,214
Total liabilities	114,044	87,683
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	172	165
Additional paid-in capital	450,024	418,255
Accumulated other comprehensive loss	(1,391)	(1,164)
Retained earnings	69,626	25,091
Total shareholders’ equity	518,431	442,347
Total liabilities and shareholders’ equity	$632,475	$530,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Total revenues	$133,472	$63,345	$222,210	$118,402
Cost of revenues	41,700	22,249	70,588	41,665
Gross profit	91,772	41,096	151,622	76,737
Operating expenses:
Research and development	37,658	23,689	66,616	43,999
Sales and marketing	15,810	9,989	28,615	18,544
General and administrative	6,336	4,659	11,193	13,104
Total operating expenses	59,804	38,337	106,424	75,647
Income from operations	31,968	2,759	45,198	1,090
Other income, net	221	88	405	136
Income before taxes	32,189	2,847	45,603	1,226
Provision for taxes on income	(100)	(719)	(1,068)	(722)
Net income	$32,089	$2,128	$44,535	$504
Net income per share — basic	$0.79	$0.06	$1.11	$0.01
Net income per share — diluted	$0.74	$0.06	$1.04	$0.01
Shares used in computing income per share:
Basic	40,860	35,147	40,165	34,820
Diluted	43,468	37,279	42,676	37,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$32,089	$2,128	$44,535	$504
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	(3)	—	(132)	(86)
Change in unrealized gains/losses on derivative contracts, net	(1,420)	(185)	(95)	268
Total comprehensive income, net of tax	$30,666	$1,943	$44,308	$686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$44,535	$504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,922	8,896
Deferred income taxes	(2,113)	579
Share-based compensation	15,687	9,709
Gain on investments	(229)	(116)
Excess tax benefits from share-based compensation	(1,794)	(387)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(6,404)	(13,196)
Inventories	(6,928)	842
Prepaid expenses and other assets	691	263
Accounts payable	4,432	8,483
Accrued liabilities and other payables	23,950	10,503
Net cash provided by operating activities	82,749	26,080
Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	(203,704)
Purchase of severance-related insurance policies	(391)	(425)
Purchases of short-term investments	(156,197)	(22)
Proceeds from sales of short-term investments	3,382	135,474
Proceeds from maturities of short-term investments	8,863	4,425
Decrease (increase) in restricted cash deposits	94	(2,200)
Purchase of property and equipment	(10,457)	(4,487)
Purchase of equity investment in a private company	(1,424)	—
Net cash used in investing activities	(156,130)	(70,939)
Cash flows from financing activities:
Principal payments on capital lease obligations	(158)	(158)
Proceeds from exercise of share awards	14,295	9,433
Excess tax benefit from share-based compensation	1,794	387
Net cash provided by financing activities	15,931	9,662
Net decrease in cash and cash equivalents	(57,450)	(35,197)
Cash and cash equivalents at beginning of period	181,258	107,994
Cash and cash equivalents at end of period	$123,808	$72,797

Non-cash investing and financing activities:
Inventory capitalization	$(507)	$—
Vested share awards issued in connection with Voltaire acquisition	$—	$6,303

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012. The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company that operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; and the timing of announcements or introductions of new products by the Company’s competitors.

Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company’s financial results.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, goodwill and purchased intangible asset valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011. See our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Hewlett Packard	30%	15%	25%	19%
IBM	19%	13%	21%	13%
Bull SAS	*	11%	*	*
Oracle	*	*	*	11%

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	June 30, 2012	December 31, 2011
IBM	26%	16%
Hewlett Packard	18%	15%

At June 30, 2012, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three and six months ended June 30, 2012 were $6.7 million and $11.5 million, respectively, and were conducted at arm’s-length. At June 30, 2012, accounts receivable from Oracle totaled $239. At June 30, 2011, Oracle held approximately 3.4 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three and six months ended June 30, 2011 were $5.9 million and $13.0 million, respectively, and were conducted at arm’s-length. At December 31, 2011, accounts receivable from Oracle totaled $17,831.

Product warranty

Changes in the Company’s liability for product warranty during the six months ended June 30, 2012 and 2011 are included in Accrued liabilities and are as follows:

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Balance, beginning of the period	$1,097	$807
Warranties issued during the period	562	428
Reversal of warranty reserves	(1)	(79)
Settlements during the period	(372)	(275)
Balance, end of the period	$1,286	$881

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$32,089	$2,128	$44,535	$504
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	40,860	35,147	40,165	34,820
Dilutive effect of employee stock option plans	2,608	2,132	2,511	2,259
Shares used to compute diluted net income per share	43,468	37,279	42,676	37,079
Net income per share — basic	$0.79	$0.06	$1.11	$0.01
Net income per share — diluted	$0.74	$0.06	$1.04	$0.01

The Company excluded 135,486 and 428,010 outstanding shares for the three and six months ended June 30, 2012, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 548,264 and 666,034 outstanding shares for the three and six months ended June 30, 2011, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

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

NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30, 2012	December 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$55,257	$48,772
Less: Allowance for doubtful accounts	(638)	(557)
	$54,619	$48,215

Inventories:
Raw materials	$4,390	$5,983
Work-in-process	3,804	4,705
Finished goods	23,182	14,267
	$31,376	$24,955

Deferred taxes and other current assets:
Prepaid expenses	$2,956	$2,406
Deferred taxes	2,381	1,126
Other	2,778	3,841
	$8,115	$7,373

Property and equipment, net:
Computer equipment and software	$57,635	$49,157
Furniture and fixtures	3,429	2,865
Leasehold improvements	20,683	18,899
	81,747	70,921
Less: Accumulated depreciation and amortization	(40,086)	(34,115)
	$41,661	$36,806
Deferred taxes and other long-term assets:
Equity investments in private company	$4,424	$3,000
Deferred taxes	2,174	1,316
Restricted cash	3,313	3,317
Other assets	611	656
	$10,522	$8,289
Accrued liabilities:
Payroll and related expenses	$30,197	$15,018
Accrued expenses	9,245	6,026
Product warranty liability	1,286	1,097
Forward contracts payable	1,244	1,149
Development project	1,608	3,000
Other	4,460	4,801
	$48,040	$31,091
Other long-term liabilities:
Income tax payable	$4,133	$3,365
Deferred rent	3,010	2,849
	$7,143	$6,214

NOTE 3 — BUSINESS COMBINATION:

On February 7, 2011, the Company acquired Voltaire Ltd. (“Voltaire”), an Israeli-based public company, pursuant to an Agreement of Merger (the “Merger Agreement”) dated November 29, 2010. Under the Merger Agreement, the Company’s wholly owned subsidiary merged with and into Voltaire (the “Merger”) with Voltaire continuing after the Merger as the surviving corporation and a wholly owned subsidiary of the Company.

The Company’s allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885
Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)
Total liabilities	(17,975)
Total purchase price allocation	$213,968

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized were:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Developed technology	$20,378	2-3
In process research and development	2,754	—
Customer relationship	10,956	4-5
Customer contract	1,529	2
Backlog	435	Less than 1
Total acquired intangible assets	$36,052

In-process research and development (“IPR&D”) represents projects that had not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. Acquired IPR&D consisted of three projects: Unified Fabric Manager, or “UFM”, Acceleration software and Ethernet. Each of these projects is focused on integrating new technologies, improving product performance and broadening features and functionalities. The Acceleration software and Ethernet projects were completed during the year ended December 31, 2011. The UFM project was completed during the second quarter of 2012.

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

Supplemental pro forma data

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Voltaire for the six months ended June 30, 2011, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

Six Months Ended
June 30, 2011
(in thousands, except per share amounts)
Pro forma net revenue	$121,983
Pro forma net loss	$(199)
Pro forma net loss per share - basic	$(0.01)
Pro forma net loss per share - diluted	$(0.01)

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of June 30, 2012.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$3,172	$—	$3,172
Certificates of deposits	—	74,378	74,378
U.S. Government and agency debt securities	—	88,732	88,732
Commercial paper	—	32,477	32,477
Corporate bonds	—	9,249	9,249
Foreign Government bonds	—	15,290	15,290
Total financial assets	$3,172	$220,126	$223,298
Forward contracts	—	1,244	1,244
Total financial liabilities	$—	$1,244	$1,244

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of December 31, 2011.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$105,246	—	$105,246
Certificates of deposits	—	50,152	50,152
U.S. Government and agency debt securities	—	251	251
Corporate bonds	—	5,217	5,217
Foreign Government bonds	—	957	957
Total financial assets	$105,246	$56,577	$161,823
Forward contracts	—	1,149	1,149
Total financial liabilities	$—	$1,149	$1,149

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2012.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$96,932	$—	$96,932
Money market funds	3,172	—	3,172
Certificates of deposits	74,395	(17)	74,378
U.S. Government and agency debt securities	88,876	(144)	88,732
Commercial paper	32,458	19	32,477
Corporate bonds	9,252	(3)	9,249
Foreign Government bonds	15,292	(2)	15,290
Total investments	$320,377	$(147)	$320,230
Less amounts classified as cash and cash equivalents	(123,808)	—	(123,808)
	$196,569	$(147)	$196,422

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,808	$—	$71,808
Money market funds	105,246	—	105,246
Certificates of deposits	50,170	(18)	50,152
U.S. Government and agency debt securities	250	1	251
Corporate bonds	5,215	2	5,217
Foreign Government bonds	957	—	957
Total investments	$233,646	$(15)	$233,631
Less amounts classified as cash and cash equivalents	(181,258)	—	(181,258)
	$52,388	$(15)	$52,373

Realized gains upon the sale of marketable securities were $56,000 and $39,000 for the three months ended June 30, 2012 and June 30, 2011, respectively. Realized gains upon the sale of marketable securities were $229,000 and $116,000 for the six months ended June 30, 2012 and June 30, 2011, respectively. At June 30, 2012, gross unrealized losses on our investments were not deemed to be other-than-temporarily impaired.

The contractual maturities of short-term investments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$91,711	$91,708	$42,670	$42,660
Due in one to three years	104,858	104,714	9,718	9,713
	$196,569	$196,422	$52,388	$52,373

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of $1.3 million and $1.9 million at June 30, 2012 and December 31, 2011, respectively, that represented tenant’s security deposits restricted due to the tenancy agreements, and $3.0 million and $2.6 million at June 30, 2012 and December 31, 2011, respectively, that represented security deposits restricted due to foreign exchange management agreements with two banks.

Investments in a privately-held company

During the second quarter of 2012 the Company increased its investment in a privately-held company by $1.4 million. As of June 30, 2012, the Company held a total of $4.4 million investment in the privately-held company. This investment is accounted for under the cost method, net of impairment write down. The Company monitors the investment and if facts and circumstances indicate that the investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2011	$132,885
Adjustments	—
Balance as of June 30, 2012	$132,885

The carrying amounts of intangible assets as of June 30, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(911)	$35
Developed technology	23,132	(10,967)	12,165
Customer relationships	10,956	(2,449)	8,507
Customer contract	1,529	(1,392)	137
Backlog	435	(435)	—
Total intangible assets	$36,998	$(16,154)	$20,844

The carrying amounts of intangible assets as of December 31, 2011 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(874)	$72
Developed technology	22,063	(7,174)	14,889
Customer relationships	10,956	(1,571)	9,385
Customer contract	1,529	(1,287)	242
Backlog	435	(435)	—
Total amortizable intangible assets	$35,929	$(11,341)	$24,588
IPR&D	1,069	—	1,069
Total intangible assets	$36,998	$(11,341)	$25,657

Amortization expense of intangible assets was $2.3 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense of intangible assets was $4.7 million and $4.9 million for the six months ended June 30, 2012 and 2011, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2012	$5,031
2013	9,356
2014	3,823
2015	1,062
2016 and thereafter	1,572
$20,844

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses forward contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar. The Company’s primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS expected to occur over the next twelve months. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. The net gains or losses relating to ineffectiveness were not material in the six months ended June 30, 2012 and 2011. As of June 30, 2012, the Company had forward contracts in place that hedged future operating expenses of approximately 165.0 million NIS, or approximately $42.1 million, based upon the exchange rate as of June 30, 2012.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of June 30, 2012 and December 31, 2011 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$—	$(1,244)	$(1,149)
Total derivatives designated as hedging instruments	$—	$—	$(1,244)	$(1,149)

Effect of designated derivative contracts on accumulated other comprehensive income

The following table represents the balance of unrealized losses for derivative contracts designated as cash flow hedges as of June 30, 2012 and December 31, 2011, and their impact on OCI for the six months ended June 30, 2012 (in thousands):

December 31, 2011	$(1,149)
Amount of loss recognized in OCI (effective portion)	(776)
Amount of loss reclassified from OCI to income (effective portion)	681
June 30, 2012	$(1,244)

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses, and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(544)	$928	$(681)	$1,375

NOTE 8 — COMMITMENTS AND CONTINGENCIES:

Leases

As of June 30, 2012, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2012	$149	$6,087
2013	140	10,457
2014	139	7,990
2015	—	4,557
2016 and beyond	—	16,969
Total minimum lease payments	$428	$46,060
Less: Amount representing interest	(8)
Present value of capital lease obligations	420
Less: Current portion	(141)
Long-term portion of capital lease obligations	$279

Purchase commitments

At June 30, 2012, the Company had non-cancelable purchase commitments of $67.1 million, of which $66.8 million is expected to be paid in 2012 and $0.3 million in 2013 and beyond.

At June 30, 2011, the Company had non-cancelable purchase commitments of $49.2 million, of which $48.5 million was expected to be paid within 2011, and $0.7 million in 2012 and beyond.

Legal contingencies

At June 30 2012, the Company was not subject to any material legal proceedings. The Company may, from time to time, become a party to various legal proceedings arising in the ordinary course of business. The Company may also be indirectly affected by administrative or court proceedings or actions in which the Company is not involved, but which have general applicability to the semiconductor industry.

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the six months ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,706,349	$13.42
Options granted	351,290	44.42
Options exercised	(1,128,683)	10.15
Options cancelled	(93,193)	18.80
Outstanding at June 30, 2012	3,835,763	$17.09

The weighted average fair value of options granted was $31.19 and $15.99 for the three months ended June 30, 2012 and 2011, respectively, and $24.21 and $18.96 for the six months ended June 30, 2012 and 2011, respectively.

The total pretax intrinsic value of options exercised in the six months ended June 30, 2012 and 2011 was $47.4 million and $19.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $70.82 on June 29, 2012, the total pretax intrinsic value of all outstanding options was $206.2 million. The total pretax intrinsic value of exercisable options at June 30, 2012 was $148.0 million.

Restricted stock units activity in the six months ended June 30, 2012 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2011	1,191,673	$26.05
Restricted stock units granted	1,028,500	39.44
Restricted stock units vested	(287,025)	26.02
Restricted stock units canceled	(47,353)	28.19
Non vested restricted stock units at June 30, 2012	1,885,795	$33.30

The weighted average fair value of restricted stock units granted in the three and six months ended June 30, 2012 was $58.23 and $39.44, respectively. The total intrinsic value of all outstanding restricted stock units was $133.6 million as of June 30, 2012. The weighted average fair value of restricted stock units granted in the three and six months ended June 30, 2011 was $27.19 and $26.32, respectively. The total intrinsic value of all outstanding restricted stock units was $36.7 million as of June 30, 2011.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2012:

Number of Shares
Stock options outstanding	3,835,763
Restricted stock units	1,885,795
Stock authorized for future issuance	1,471,876
ESPP shares available for future issuance	101,061
Total shares reserved for future issuance as of June 30, 2012	7,294,495

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the six months ended June 30, 2012 and 2011:

	Employee Share Options		Employee Share Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Dividend yield, %	—	—	—	—
Expected volatility, %	56.8	55.4	49.2	34.3
Risk free interest rate, %	0.96	2.13	0.10	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	7.80	8.53	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$441	$225	$770	$369
Research and development	4,519	3,004	8,700	5,357
Sales and marketing	2,061	1,298	3,703	2,317
General and administrative	1,424	904	2,514	1,666
Total share-based compensation expense	$8,445	$5,431	$15,687	$9,709

At June 30, 2012, there was $70.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.36 years.

At June 30, 2011, there was $44.7 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.87 years.

NOTE 10 — INCOME TAXES:

As of June 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $5.0 million and $4.1 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2012 and December 31, 2011, the amount of accrued interest and penalties totaled $309,000 and $231,000, respectively. As of June 30, 2012, calendar years 2008 through 2011 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company updates its annual effective tax rate estimate at the end of each quarterly period.  This estimate takes into account projections of annual pretax income, the Company’s geographic mix and interpretations of tax laws and possible outcomes of current and future audits. The Company’s effective tax rates were 0.3% and 2.3% for the three and six months ended June 30, 2012, respectively. The Company’s effective tax rates were 25.3% and 58.9% for the three and six months ended June 30, 2011, respectively. The difference between the Company’s effective tax rates and the 34% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. In addition, the Company has recorded deferred tax assets in the amount of $0.8 million associated with the benefits that relate to taxable operations in Israel not fully covered by the existing tax holiday.

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its condensed consolidated balance sheets and statements of operations.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and June 30, 2011 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand, competitive factors, gross margins, average sale prices, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview

We are a fabless semiconductor company that produces and supplies high-performance interconnect products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch integrated circuits (“IC”), adapter cards, switch systems, gateway systems, software, services and cables as integral parts of a total end-to-end interconnect solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, Big Data, Cloud, financial services, database and storage. Our adapters and switch ICs provide per-port bandwidth up to 10Gb/s and 40Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. With our adapter ICs and cards, we deliver software for parallel programming, messaging, unstructured data and storage used to accelerate applications in HPC, Web 2.0, Big Data, Cloud, high frequency trading, database and storage, among others. Our switch systems range in port density from 8, 18, 36, 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

We are one of the pioneers of InfiniBand, an industry-standard architecture that provides specifications for high-performance and scalable datacenter interconnects. We believe we are the leading supplier of InfiniBand interconnect solutions that deliver industry-leading features, which is demonstrated by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

In February 2011, we completed the acquisition of Voltaire Ltd., or Voltaire, a leading provider of scale-out computing fabrics for data centers, high performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end connectivity solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

Revenues.  We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $222.2 million for the six months ended June 30, 2012, compared to $118.4 million for the six months ended June 30, 2011, representing an increase of approximately 88%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 82% and 73% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. Sales to customers representing 10% or more of our revenues accounted for 46% and 43% of our total revenues for the six months ended June 30, 2012 and 2011, respectively. A large Web 2.0 customer contributed to the percentage of our current quarter revenues from Hewlett-Packard. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

At June 30, 2012, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the six months ended June 30, 2012 were $11.5 million, and were conducted at arm’s-length. There were no other material transactions with Oracle during the six months ended June 30, 2012. At June 30, 2012, accounts receivable from Oracle totaled $239. At June 30, 2011, Oracle held approximately 3.4 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers for the six months ended June 30, 2011 were $13.0 million, and were conducted at arm’s-length. At December 31, 2011, accounts receivable from Oracle totaled $17,831.

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

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels over some of the past quarters to meet this demand.

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

Operational Expenses

Research and development expenses.  Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, allocable facilities related expenses, metal spins and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape-outs.

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

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved Enterprise program, the Company’s income before tax is split into several categories: a) income that is attributable to manufacturing activities outside of Development Area A in Israel and taxable at regular corporate tax rate or reduced tax rate depending on the geographical location of the manufacturing; b) income that is attributable to our operations in Yokneam which will be exempt from income tax for a period of ten years commencing in fiscal year 2011; and c) income that is attributable to our operations in Tel Aviv which will be exempt from income tax until 2013 and subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. In accordance with recent amendments to the Israeli tax laws, effective January 1, 2012, the corporate income tax rate was increased to 25%.

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, inventory valuation, valuation and impairment of goodwill and acquired intangibles, warranty provision, share-based compensation and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our unaudited condensed consolidated financial statements.

See our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as disclosed in the Form 10-K for the year ended December 31, 2011.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total revenues	100%	100%	100%	100%
Cost of revenues	31	35	32	35
Gross profit	69	65	68	65
Operating expenses:
Research and development	28	37	30	37
Sales and marketing	12	16	13	16
General and administrative	5	8	5	11
Total operating expenses	45	61	48	64
Income from operations	24	4	20	1
Other income, net	0	0	0	0
Provision for taxes on income	(0)	(1)	(0)	(1)
Net income	24%	3%	20%	0%

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

The following table represents our total revenues for the three months ended June 30, 2012 and 2011 by product category, interconnect protocol and data rate.

	Three Months Ended June 30,
Product category:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$19,333	14.5%	$12,171	19.2%
Boards	44,029	33.0%	17,009	26.9%
Switch systems and gateways	47,408	35.5%	22,383	35.3%
Cables, accessories and other	22,702	17.0%	11,782	18.6%
Total revenue	$133,472	100.0%	$63,345	100.0%

	Three Months Ended June 30,
Interconnect protocol and data rate:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$72,012	54.0%	$346	0.5%
QDR	41,860	31.4%	48,144	76.0%
DDR	6,454	4.8%	6,229	9.8%
SDR	613	0.4%	1,351	2.2%
Total	120,939	90.6%	56,070	88.5%
Ethernet	9,690	7.3%	3,725	5.9%
Other	2,843	2.1%	3,550	5.6%
Total revenue	$133,472	100.0%	$63,345	100.0%

Revenues. Revenues were $133.5 million for the three months ended June 30, 2012 compared to $63.3 million for the three months ended June 30, 2011, representing an increase of 110.7%. This year-over-year growth was primarily due to increased market demand for our higher bandwidth FDR InfiniBand products in the HPC and Web 2.0 markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 markets. Revenues in all of our product categories increased with the highest growth in switch systems and boards. Post the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end-users have begun to upgrade their systems, placing an increased emphasis on the interconnects and associated performance. During the second quarter of 2012, we released our next generation InfiniBand adapter Connect-IB into the marketplace. Revenues for the three months ended June 30, 2012 are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $91.8 million for the three months ended June 30, 2012 compared to $41.1 million for the three months ended June 30, 2011, representing an increase of approximately 123.3%. As a percentage of revenues, gross margin increased to 68.8% in the three months ended June 30, 2012 from 64.9% in the three months ended June 30, 2011. The gross margin percentage improvement was across all product categories and due primarily to increased shipments of our FDR Infiniband products, which typically yield higher gross margins compared to our lower data rate products. Gross margin for the three months ended June 30, 2012 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$21,054	15.8%	$12,490	19.7%
Share-based compensation	4,519	3.4%	3,004	4.7%
Development and tape-out costs	5,044	3.8%	3,710	5.9%
Other research and development costs	7,041	5.2%	4,485	7.1%
Total research and development	$37,658	28.2%	$23,689	37.4%

Research and development expenses were $37.7 million in the three months ended June 30, 2012 compared to $23.7 million in the three months ended June 30, 2011, representing an increase of 59.0%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $2.1 million related to the Company’s second quarter performance which will be paid in 2013. Development and tape-out costs grew due primarily to increased tape-out mask costs and higher software costs. The increase in other research and development costs was primarily attributable to an increase in facilities, depreciation and human resources related expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$8,129	6.1%	$4,799	7.6%
Share-based compensation	2,061	1.5%	1,298	2.1%
Trade shows and promotions	3,037	2.3%	1,964	3.1%
Other sales and marketing costs	2,583	1.9%	1,928	3.0%
Total sales and marketing	$15,810	11.8%	$9,989	15.8%

Sales and marketing expenses were $15.8 million for the three months ended June 30, 2012 compared to $10.0 million for the three months ended June 30, 2011, representing an increase of 58.3%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $0.5 million related to the Company’s second quarter performance which will be paid in 2013. The increase in trade show and promotion costs was primarily due to higher expenses related to equipment for customer product evaluations and an increase in the volume of tradeshows and promotional activities. The increase in other sales and marketing costs was primarily attributable to higher human resources related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$3,003	2.3%	$1,897	3.0%
Share-based compensation	1,424	1.1%	904	1.5%
Professional services	535	0.4%	1,026	1.6%
Other general and administrative costs	1,374	0.9%	832	1.3%
Total general and administrative	$6,336	4.7%	$4,659	7.4%

General and administrative expenses were $6.3 million for the three months ended June 30, 2012 compared to $4.7 million for the three months ended June 30, 2011, representing an increase of 36.0%. The increase in salaries and benefits was primarily due to higher salaries and benefits associated with headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $0.5 million related to the Company’s second quarter performance which will be paid in 2013. The decrease in professional services costs was primarily due to lower accounting and consulting fees. The increase in other general and administrative costs was due to higher facilities and travel related expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three months ended June 30,
	2012	2011
	(In thousands)
Cost of goods sold	$441	$225
Research and development	4,519	3,004
Sales and marketing	2,061	1,298
General and administrative	1,424	904
Total share-based compensation expense	$8,445	$5,431

Share-based compensation expenses were $8.4 million for the three months ended June 30, 2012, compared to $5.4 million for the three months ended June 30, 2011, representing an increase of 55.5%. The increase in share-based compensation was primarily due to new restricted stock units granted to existing employees in the first quarter of fiscal 2012.

At June 30, 2012, there was $70.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.36 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $221,000 for the three months ended June 30, 2012, compared to $88,000 for the three months ended June 30, 2011. The increase consisted of higher interest income, net of $247,000, partially offset by higher foreign currency exchange losses of $114,000.

Provision for Taxes on Income. Provision for taxes on income was $100,000 for the three months ended June 30, 2012, compared to $719,000 for the three months ended June 30, 2011. The effective tax rate was approximately 0.3% and 25.3% for the three months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate is attributable to a higher portion of our consolidated income before tax being subject to the tax holiday in Israel. In addition, we have recorded deferred tax assets in the amount of $0.8 million associated with the benefits that relate to our taxable operations in Israel not fully covered by the existing tax holiday. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from profits earned in Israel which are subject to the tax holiday, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions

Comparison of the Six Months Ended June 30, 2012 to the Six Months Ended June 30, 2011

The following table represents our total revenues for the six months ended June 30, 2012 and 2011 by product category, interconnect protocol and data rate.

	Six Months Ended June 30,
Product category:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$34,271	15.4%	$23,991	20.3%
Boards	72,194	32.5%	35,204	29.7%
Switch systems and gateways	78,822	35.5%	40,611	34.3%
Cables, accessories and other	36,923	16.6%	18,596	15.7%
Total revenue	$222,210	100.0%	$118,402	100.0%

	Six Months Ended June 30,
Interconnect protocol and data rate:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$99,742	44.9%	$346	0.3%
QDR	82,156	37.0%	90,840	76.7%
DDR	14,503	6.5%	12,764	10.8%
SDR	845	0.4%	2,702	2.3%
Total	197,246	88.8%	106,652	90.1%
Ethernet	18,361	8.3%	6,555	5.5%
Other	6,603	2.9%	5,195	4.4%
Total revenue	$222,210	100.0%	$118,402	100.0%

Revenues. Revenues were $222.2 million for the six months ended June 30, 2012 compared to $118.4 million for the six months ended June 30, 2011, representing an increase of 87.7%. This year-over-year growth was primarily due to increased market demand for our higher bandwidth FDR InfiniBand products in the HPC and Web 2.0 markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 markets. Revenues in all of our product categories increased with the highest growth in switch systems and boards. Revenues for the six months ended June 30, 2012 are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $151.6 million for the six months ended June 30, 2012 compared to $76.7 million for the six months ended June 30, 2011, representing an increase of approximately 97.6%. As a percentage of revenues, gross margin increased to 68.2% in the six months ended June 30, 2012 from 64.8% in the six months ended June 30, 2011. The gross margin percentage improvement was across all product categories and due primarily to the increased shipments of our FDR InfiniBand products, which typically yield higher gross margins, compared to our lower data rate products. Gross margin for the six months ended June 30, 2012 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$37,205	16.7%	$22,565	19.1%
Share-based compensation	8,700	3.9%	5,357	4.5%
Development and tape-out costs	8,043	3.6%	8,403	7.1%
Other research and development costs	12,668	5.8%	7,674	6.5%
Total research and development	$66,616	30.0%	$43,999	37.2%

Research and development expenses were $66.6 million in the six months ended June 30, 2012 compared to $44.0 million in the six months ended June 30, 2011, representing an increase of 51.4%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $2.1 million related to the Company’s second quarter performance which will be paid in 2013. The increase in other research and development costs was primarily attributable to an increase in facilities, depreciation, travel and human resources related expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$15,035	6.8%	$9,636	8.1%
Share-based compensation	3,703	1.6%	2,317	2.0%
Trade shows and promotions	5,044	2.3%	3,352	2.8%
Other sales and marketing costs	4,833	2.2%	3,239	2.8%
Total sales and marketing	$28,615	12.9%	$18,544	15.7%

Sales and marketing expenses were $28.6 million for the six months ended June 30, 2012 compared to $18.5 million for the six months ended June 30, 2011, representing an increase of 54.3%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $0.5 million related to the Company’s second quarter performance which will be paid in 2013. The increase in trade show and promotion costs was primarily due to higher expenses related to equipment for customer product evaluations and an increase in the volume of tradeshows and promotional activities. The increase in other sales and marketing costs was primarily attributable to higher facilities, travel and human resources related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$5,227	2.4%	$4,458	3.8%
Share-based compensation	2,514	1.1%	1,666	1.4%
Professional services	1,755	0.8%	5,542	4.7%
Other general and administrative costs	1,697	0.7%	1,438	1.2%
Total general and administrative	$11,193	5.0%	$13,104	11.1%

General and administrative expenses were $11.2 million for the six months ended June 30, 2012 compared to $13.1 million for the three months ended June 30, 2011, representing a decrease of 14.6%. The decrease in professional services costs was primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in the six months ended June 30, 2011. The increase in salaries and benefits was primarily due to higher salaries and benefits in the six months ended June 30, 2012 associated with headcount additions, merit increases and higher accrued bonuses, including a discretionary bonus amount of $0.5 million related to the Company’s second quarter performance which will be paid in 2013. The increase in other general and administrative costs was due to higher depreciation and human resources related expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Six months ended June 30,
	2012	2011
	(In thousands)
Cost of goods sold	$770	$369
Research and development	8,700	5,357
Sales and marketing	3,703	2,317
General and administrative	2,514	1,666
Total share-based compensation expense	$15,687	$9,709

Share-based compensation expenses were $15.7 million for the six months ended June 30, 2012, compared to $9.7 million for the six months ended June 30, 2011, representing an increase of 61.6%. The increase in share-based compensation was primarily due to new restricted stock units granted to existing employees in the first quarter of fiscal 2012.

At June 30, 2012, there was $70.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.36 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $405,000 for the six months ended June 30, 2012, compared to $136,000 for the three months ended June 30, 2011. The increase consisted of higher interest income, net of $490,000, partially offset by higher foreign currency exchange losses of $221,000.

Provision for Taxes on Income. Provision for taxes on income was $1,068,000 for the six months ended June 30, 2012, compared to $722,000 for the six months ended June 30, 2011. The effective tax rate was approximately 2.3% and 58.9% for the six months ended June 30, 2012 and 2011, respectively. The decrease in the effective tax rate is attributable to a higher portion of consolidated income before tax being subject to the tax holiday in Israel. The difference between our effective tax rates and the 34% federal statutory rate resulted primarily from profits earned in Israel and subject to the tax holiday, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2012, our principal source of liquidity consisted of cash and cash equivalents of $123.8 million and short-term investments of $196.4 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape-out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$123,808	$181,258
Short-term investments	196,422	52,373
Restricted cash, current	4,288	4,452
Restricted cash, long-term	3,313	3,317
Total	$327,831	$241,400

Working capital	$328,739	$251,533

Our ratio of current assets to current liabilities was 4.7:1 at June 30, 2012, unchanged from 4.7:1 at December 31, 2011.

Operating activities

Net cash provided by our operating activities amounted to $82.7 million and $26.1 million in the six months ended June 30, 2012 and 2011, respectively. Net cash provided by operating activities in the six months ended June 30, 2012 was primarily attributable to net income of $44.5 million, adjusted by net non-cash items of $22.5 million and changes in assets and liabilities of $15.7 million. Non-cash expenses consisted primarily of $13.9 million of share-based compensation, net of the excess tax benefits, and $10.9 million for depreciation and amortization, partially offset by deferred income taxes of $2.1 million. The $15.7 million cash inflow from changes in assets and liabilities resulted from an increase of $24.0 million in accrued liabilities primarily due to higher payroll obligations, and an increase in accounts payable of $4.4 million due to the timing of purchases during the quarter, partially offset by an increase in inventories of $6.9 million to support higher demand from our customers and an increase in accounts receivable of $6.4 million.

Net cash provided by our operating activities amounted to $26.1 million in the six months ended June 30, 2011 and was primarily attributable to net income of $0.5 million adjusted by net non-cash items of $18.7 million and changes in assets and liabilities of $6.9 million. Non-cash expenses in the six months ended June 30, 2011 consisted primarily of $8.9 million for depreciation and amortization, $9.3 million of share-based compensation, net of the excess tax benefits and deferred income taxes of $0.6 million. The cash inflow from changes in assets and liabilities resulted from an increase in accrued liabilities and other payables of $10.5 million, an increase in accounts payable of $8.5 million due to the timing of purchases during the quarter, a decrease in inventory of $0.8 million and a decrease of $0.3 million in prepaid expenses and other assets, partially offset by an increase in accounts receivable of $13.2 million due to the timing of sales during the quarter.

Investing activities

Net cash used in investing activities was $156.1 million in the six months ended June 30, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $144.0 million, purchases of property and equipment of $10.5 million and an equity investment of $1.4 million in a private company.

Net cash used in investing activities was $70.9 million in the six months ended June 30, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million, purchases of property and equipment of $4.5 million, an increase in restricted cash of $2.2 million and purchases of severance related insurance policies of $0.4 million, partially offset by net proceeds from sales and maturities of short-term investments of $135.5 million.

Financing activities

Our financing activities generated $15.9 million in the six months ended June 30, 2012. Cash provided by financing activities was primarily due to proceeds of $14.3 million from stock option exercises and purchases pursuant to our employee stock purchase plan and an excess tax benefit from share-based compensation of $1.8 million, partially offset by principal payments on capital lease obligations of $0.2 million.

Our financing activities generated $9.7 million in the six months ended June 30, 2011, primarily due to proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $9.4 million, and excess tax benefit from share-based compensation of $0.4 million, partially offset by principal payments on capital lease obligations of $0.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(In thousands)
Commitments under capital lease	$428	$149	$279	$—	$—
Non-cancelable operating lease commitments	46,060	6,087	23,004	7,371	9,598
Service commitments	7,234	6,786	448	—	—
Purchase commitments	59,865	59,865	—	—	—
Total	$113,587	$72,887	$23,731	$7,371	$9,598

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities, commercial paper, corporate bonds and foreign government bonds with an average maturity of approximately one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. Individual securities are limited to comprising no more than 10% of the portfolio value at the time of purchase, except U.S. Treasury or Agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program.  Currency forward contracts and natural hedges are generally utilized in this hedging program.  We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $388,000 at June 30, 2012.  There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar.  At June 30, 2012, approximately $7.7 million of our monthly operating expenses were denominated in NIS. As of June 30, 2012, we had forward contracts in place that hedged future operating expenses of approximately 165.0 million NIS, or approximately $42.1 million based upon the exchange rate on June 30, 2012. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded, as of such date, that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2012, sales to Hewlett-Packard and IBM accounted for 30% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 82% of our revenues. A large Web 2.0 customer contributed to the percentage of our current quarter revenues from Hewlett-Packard. For the three months ended June 30, 2011, sales to Hewlett-Packard, IBM and Bull SAS accounted for 15%, 13% and 11%, respectively, of our total revenues, while sales to our top ten customers accounted for 75% of our revenues. For the year ended December 31, 2011, sales to Hewlett-Packard and IBM accounted for 19% and 17%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation which acquired QLogic’s InfiniBand business in the first quarter of 2012. In Enterprise Data Centers, products based on the InfiniBand standard primarily compete with two different industry-standard interconnect technologies, namely Ethernet and Fibre Channel. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, products based on the InfiniBand standard compete primarily with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

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

We derived 55% and 49% of our revenues in the six months ended June 30, 2012 and 2011, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.9%, 2.7% and 2.2% for the years ended December 31, 2009, 2010 and 2011, respectively, and to 2.2% and 1.0% for the six months ended June 30, 2011 and 2012, respectively. The increase in value of the NIS against the U.S. dollar amounted to 0.7%, 6.0% and 7.7% in the years ended December 31, 2009, 2010 and 2011, respectively. The decrease in value of the U.S. dollar against the NIS amounted to 3.8% in the six months ended June 30, 2011, and an increase in value of U.S. dollar against the NIS amounted to 2.7% in the six months ended June 30, 2012. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the U.S. dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

Risks Related to Our Ordinary Shares

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

As of June 30, 2012, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 24% of our outstanding ordinary shares, and our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 5% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During the three months ended June 30 2012, our shares traded as low as $39.71 and as high as $74.27 per share. During the month of July 2012, our shares traded as high as $108.50 and experienced an intra-day increase of approximately 41%. Also, during the second quarter we experienced intra-day declines of more than 10%.  Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1 (2)	Amended and Restated 2006 Employee Share Purchase Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document.

101.SCH (3)	XBRL Taxonomy Extension Schema Document.

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 19, 2012.

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

Date: August 3, 2012	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1 (2)	Amended and Restated 2006 Employee Share Purchase Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document.

101.SCH (3)	XBRL Taxonomy Extension Schema Document.

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 19, 2012.

(3)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.