Form 10-Q
period 2012-09-30
Mellanox Technologies, Ltd.
filed 2012-11-02
CIK 1356104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 30, 2012, was 42,312,910.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2012	2011
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$137,904	$181,258
Short-term investments	259,830	52,373
Restricted cash	4,304	4,452
Accounts receivable, net	52,550	48,215
Inventories	34,317	24,955
Deferred taxes and other current assets	13,681	7,373
Total current assets	502,586	318,626
Property and equipment, net	52,865	36,806
Severance assets	8,189	7,767
Intangible assets, net	18,439	25,657
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	11,161	8,289
Total assets	$726,125	$530,030
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,079	$30,132
Accrued liabilities	51,538	31,091
Deferred revenue	10,550	5,571
Capital lease liabilities	1,254	299
Total current liabilities	103,421	67,093
Accrued severance	11,011	10,433
Deferred revenue	7,671	3,664
Capital lease liabilities	3,113	279
Other long-term liabilities	9,379	6,214
Total liabilities	134,595	87,683
Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	177	165
Additional paid-in capital	473,476	418,255
Accumulated other comprehensive loss	(152)	(1,164)
Retained earnings	118,029	25,091
Total shareholders’ equity	591,530	442,347
Total liabilities and shareholders’ equity	$726,125	$530,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Total revenues	$156,471	$68,160	$378,681	$186,562
Cost of revenues	48,375	24,164	118,963	65,829
Gross profit	108,096	43,996	259,718	120,733
Operating expenses:
Research and development	36,229	23,367	102,845	67,366
Sales and marketing	16,451	10,484	45,066	29,028
General and administrative	6,212	4,525	17,405	17,629
Total operating expenses	58,892	38,376	165,316	114,023
Income from operations	49,204	5,620	94,402	6,710
Other income, net	585	416	990	552
Income before taxes	49,789	6,036	95,392	7,262
Provision for taxes on income	(1,386)	(1,226)	(2,454)	(1,948)
Net income	$48,403	$4,810	$92,938	$5,314
Net income per share — basic	$1.16	$0.13	$2.27	$0.15
Net income per share — diluted	$1.09	$0.13	$2.13	$0.14
Shares used in computing income per share:
Basic	41,871	35,821	40,923	35,158
Diluted	44,434	38,003	43,595	37,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$48,403	$4,810	$92,938	$5,314
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	45	(16)	(87)	(102)
Change in unrealized gains/losses on derivative contracts, net	1,194	(1,904)	1,099	(1,636)
Total comprehensive income, net of tax	$49,642	$2,890	$93,950	$3,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$92,938	$5,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,092	14,380
Deferred income taxes	(4,449)	579
Share-based compensation	25,056	15,353
Gain on investments	(384)	(39)
Excess tax benefits from share-based compensation	(2,919)	(1,363)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,335)	(13,648)
Inventories	(9,946)	(1,346)
Prepaid expenses and other assets	(3,286)	296
Accounts payable	9,947	16,469
Accrued liabilities and other payables	37,387	4,985
Net cash provided by operating activities	157,101	40,980
Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	(203,704)
Purchase of severance-related insurance policies	(581)	(636)
Purchases of short-term investments	(234,725)	(8,937)
Proceeds from sales of short-term investments	6,201	147,393
Proceeds from maturities of short-term investments	21,363	10,608
Decrease (increase) in restricted cash deposits	94	(1,700)
Purchase of property and equipment	(20,921)	(15,767)
Purchase of equity investment in a private company	(1,424)	—
Net cash used in investing activities	(229,993)	(72,743)
Cash flows from financing activities:
Proceeds from public offering, net	—	104,201
Principal payments on capital lease obligations	(639)	(237)
Proceeds from exercise of share awards	27,258	14,821
Excess tax benefit from share-based compensation	2,919	1,363
Net cash provided by financing activities	29,538	120,148
Net increase (decrease) in cash and cash equivalents	(43,354)	88,385
Cash and cash equivalents at beginning of period	181,258	107,994
Cash and cash equivalents at end of period	$137,904	$196,379

Non-cash investing and financing activities:
Software acquired under capital leases	$(4,428)	$—
Inventory capitalization	$(584)	$—
Vested share awards issued in connection with Voltaire acquisition	$—	$6,303

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on February 28, 2012. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2012 or thereafter.

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Hewlett Packard	19%	18%	23%	19%
IBM	18%	24%	20%	17%
Polywell Computers	11%	*	*	*

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	September 30, 2012	December 31, 2011
IBM	23%	18%
Hewlett Packard	23%	17%

At September 30, 2012 and December 31, 2011, based on information filed with the SEC or reported to us, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three and nine months ended September 30, 2012 were $8.0 million and $19.5 million, respectively, and were conducted at arm’s-length. During the three months and nine months ended September 30, 2011, sales to Oracle mainly through its contract manufacturers were $2.6 million and $15.6 million, respectively, and were conducted at arm’s-length. At September 30, 2012 and December 31, 2011, accounts receivable from Oracle totaled $6,533 and $17,831, respectively.

Product warranty

Changes in the Company’s liability for product warranty during the nine months ended September 30, 2012 and 2011 are included in Accrued liabilities and are as follows:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Balance, beginning of the period	$1,097	$807
Warranties issued during the period	3,924	659
Reversal of warranty reserves	(43)	(146)
Settlements during the period	(1,242)	(415)
Balance, end of the period	$3,736	$905

Net income per share

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$48,403	$4,810	$92,938	$5,314
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	41,871	35,821	40,923	35,158
Dilutive effect of employee stock option plans	2,563	2,182	2,672	2,261
Shares used to compute diluted net income per share	44,434	38,003	43,595	37,419
Net income per share — basic	$1.16	$0.13	$2.27	$0.15
Net income per share — diluted	$1.09	$0.13	$2.13	$0.14

The Company excluded 225,864 and 187,391 outstanding shares for the three and nine months ended September 30, 2012, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 557,904 and 537,930 outstanding shares for the three and nine months ended September 30, 2011, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in May 2011, on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

Effective January 1, 2012, the Company adopted the authoritative guidance, issued by the FASB in June 2011, regarding the presentation of comprehensive income. The new standard requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The adoption of this guidance had no impact on the Company’s unaudited consolidated financial statements.

In July 2012, the FASB issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have a significant impact on its consolidated results of operations and financial condition.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30, 2012	December 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$53,188	$48,772
Less: Allowance for doubtful accounts	(638)	(557)
	$52,550	$48,215

Inventories:
Raw materials	$5,682	$5,983
Work-in-process	3,736	4,705
Finished goods	24,899	14,267
	$34,317	$24,955

Deferred taxes and other current assets:
Prepaid expenses	$3,846	$2,406
Deferred taxes	4,057	1,126
Other	5,778	3,841
	$13,681	$7,373

Property and equipment, net:
Computer equipment and software	$69,884	$49,157
Furniture and fixtures	3,648	2,865
Leasehold improvements	23,184	18,899
	96,716	70,921
Less: Accumulated depreciation and amortization	(43,851)	(34,115)
	$52,865	$36,806
Deferred taxes and other long-term assets:
Equity investments in private company	$4,424	$3,000
Deferred taxes	2,834	1,316
Restricted cash	3,326	3,317
Other assets	577	656
	$11,161	$8,289
Accrued liabilities:
Payroll and related expenses	$31,579	$15,018
Accrued expenses	7,091	6,026
Product warranty liability	3,736	1,097
Forward contracts payable	50	1,149
Development project	1,344	3,000
Other	7,738	4,801
	$51,538	$31,091
Other long-term liabilities:
Income tax payable	$6,601	$3,365
Deferred rent	2,778	2,849
	$9,379	$6,214

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

Supplemental pro forma data

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Voltaire for the nine months ended September 30, 2011, on a pro forma basis, as though the companies had been combined as of the beginning of the period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period presented.

Nine Months Ended September 30, 2011
(in thousands, except per share amounts)
Pro forma net revenue	$190,143
Pro forma net income	$4,611
Pro forma net income per share - basic	$0.13
Pro forma net income per share - diluted	$0.13

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

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of September 30, 2012.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$10,609	$—	$10,609
Certificates of deposits	—	101,428	101,428
U.S. Government and agency debt securities	—	102,739	102,739
Commercial paper	—	40,484	40,484
Corporate bonds	—	31,016	31,016
Foreign Government bonds	—	14,695	14,695
Total financial assets	$10,609	$290,362	$300,971
Forward contracts	—	50	50
Total financial liabilities	$—	$50	$50

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

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2012.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$96,763	$—	$96,763
Money market funds	10,609	—	10,609
Certificates of deposits	101,439	(11)	101,428
U.S. Government and agency debt securities	102,812	(73)	102,739
Commercial paper	40,476	8	40,484
Corporate bonds	31,058	(42)	31,016
Foreign Government bonds	14,679	16	14,695
Total investments	$397,836	$(102)	$397,734
Less amounts classified as cash and cash equivalents	(137,904)	—	(137,904)
	$259,932	$(102)	$259,830

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,808	$—	$71,808
Money market funds	105,246	—	105,246
Certificates of deposits	50,170	(18)	50,152
U.S. Government and agency debt securities	250	1	251
Corporate bonds	5,215	2	5,217
Foreign Government bonds	957	—	957
Total investments	$233,646	$(15)	$233,631
Less amounts classified as cash and cash equivalents	(181,258)	—	(181,258)
	$52,388	$(15)	$52,373

Realized gains upon the sale of marketable securities were $155,000 for the three months ended September 30, 2012 and realized losses upon the sale of marketable securities were $77,000 for the three months ended September 30, 2011. Realized gains upon the sale of marketable securities were $384,000 and $39,000 for the nine months ended September 30, 2012 and 2011, respectively. At September 30, 2012, gross unrealized losses on our investments were not deemed to be other-than-temporarily impaired.

The contractual maturities of short-term investments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$119,602	$119,699	$42,670	$42,660
Due in one to three years	140,230	140,131	9,718	9,713
	$259,832	$259,830	$52,388	$52,373

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of $1.3 million and $1.9 million at September 30, 2012 and December 31, 2011, respectively, that represented tenants’ security deposits restricted due to the tenancy agreements, and $3.0 million and $2.6 million at September 30, 2012 and December 31, 2011, respectively, that represented security deposits restricted due to foreign exchange management agreements with two banks.

Investment in a privately-held company

At September 30, 2012, the Company held a $4.4 million investment in a privately-held company. This investment is accounted for under the cost method, net of impairment write down. The Company monitors the investment and if facts and circumstances indicate that the investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2011	$132,885
Adjustments	—
Balance as of September 30, 2012	$132,885

The carrying amounts of intangible assets as of September 30, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(929)	$17
Developed technology	23,132	(12,847)	10,285
Customer relationships	10,956	(2,888)	8,068
Customer contract	1,529	(1,460)	69
Backlog	435	(435)	—
Total intangible assets	$36,998	$(18,559)	$18,439

The carrying amounts of intangible assets as of December 31, 2011 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(874)	$72
Developed technology	22,063	(7,174)	14,889
Customer relationships	10,956	(1,571)	9,385
Customer contract	1,529	(1,287)	242
Backlog	435	(435)	—
Total amortizable intangible assets	$35,929	$(11,341)	$24,588
IPR&D	1,069	—	1,069
Total intangible assets	$36,998	$(11,341)	$25,657

Amortization expense of intangible assets was $2.3 million and $2.8 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense of intangible assets was $7.0 million and $7.8 million for the nine months ended September 30, 2012 and 2011, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2012	$2,626
2013	9,356
2014	3,823
2015	1,062
2016 and thereafter	1,572
$18,439

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

The Company uses forward contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS expected to occur over the next twelve months. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of September 30, 2012, the Company had forward contracts in place that hedged future operating expenses of approximately 220.7 million NIS, or approximately $56.4 million, based upon the exchange rate as of September 30, 2012.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of September 30, 2012 and December 31, 2011 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(In thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$—	$(50)	$(1,149)
Total derivatives designated as hedging instruments	$—	$—	$(50)	$(1,149)

Effect of designated derivative contracts on accumulated other comprehensive income

The following table represents the balance of unrealized losses for derivative contracts designated as cash flow hedges as of September 30, 2012 and December 31, 2011, and their impact on OCI for the nine months ended September 30, 2012 (in thousands):

December 31, 2011	$(1,149)
Amount of loss recognized in OCI (effective portion)	(332)
Amount of loss reclassified from OCI to income (effective portion)	1,431
September 30, 2012	$(50)

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

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts, designated as cash flow hedges on total operating expenses in the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net Gain (loss) (effective portion)	$(750)	$193	$(1,431)	$1,568

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and nine months ended September 30, 2012 and 2011.

NOTE 8 — COMMITMENTS AND CONTINGENCIES:

Leases

As of September 30, 2012, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(In thousands)
2012	$279	$3,285
2013	1,262	11,739
2014	1,262	9,540
2015	1,119	5,132
2016 and beyond	504	18,137
Total minimum lease payments	$4,426	$47,833
Less: Amount representing interest	(59)
Present value of capital lease obligations	4,367
Less: Current portion	(1,254)
Long-term portion of capital lease obligations	$3,113

Purchase commitments

At September 30, 2012, the Company had non-cancelable purchase commitments of $83.9 million, of which $83.2 million is expected to be paid in 2012 and $0.7 million in 2013 and beyond.

Legal contingencies

On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, “Avago”) filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, “Respondents”) with the United States International Trade Commission (Inv. No. 337-TA-860).  The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago.  Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States.  Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty.  In the event we are not successful in defending the Avago claims, we could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on our business, financial position, results of operations or cash flows.

NOTE 9 — SHARE INCENTIVE PLANS:

Stock option and restricted stock units activity

The following tables summarize the activities under all equity incentive plans during the nine months ended September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2011	4,706,349	$13.42
Options granted	852,460	70.45
Options exercised	(1,968,959)	10.66
Options cancelled	(113,644)	21.64
Outstanding at September 30, 2012	3,476,206	$28.70

The weighted average fair value of options granted was $48.01 and $17.05 for the three months ended September 30, 2012 and 2011, respectively, and $38.51 and $18.54 for the nine months ended September 30, 2012 and 2011, respectively.

The total pretax intrinsic value of options exercised in the nine months ended September 30, 2012 and 2011 was $123.2 million and $26.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $101.53 on September 28, 2012, the total pretax intrinsic value of all outstanding options was $253.3 million. The total pretax intrinsic value of exercisable options at September 30, 2012 was $167.4 million.

Restricted stock units activity in the nine months ended September 30, 2012 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted stock units at December 31, 2011	1,191,673	$26.05
Restricted stock units granted	1,051,300	40.83
Restricted stock units vested	(376,650)	26.19
Restricted stock units canceled	(52,028)	28.76
Non vested restricted stock units at September 30, 2012	1,814,295	$32.19

The weighted average fair value of restricted stock units granted in the three and nine months ended September 30, 2012 was $103.71 and $40.83, respectively. The weighted average fair value of restricted stock units granted in the three and nine months ended September 30, 2011 was $34.59 and $26.99, respectively. The total intrinsic value of all outstanding restricted stock units was $184.2 million and $39.1 million as of September 30, 2012 and 2011, respectively.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2012:

Number of Shares
Stock options outstanding	3,476,206
Restricted stock units	1,814,295
Stock authorized for future issuance	973,032
ESPP shares available for future issuance	1,494,460
Total shares reserved for future issuance as of September 30, 2012	7,757,993

Share-based compensation

The following weighted average assumptions are used to value stock options and ESPP shares issued pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2012 and 2011:

	Employee Stock Options		Employee Share Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Dividend yield, %	—	—	—	—
Expected volatility, %	57.3	54.9	88.0	48.8
Risk free interest rate, %	0.91	1.20	0.14	0.10
Expected life, years	6.25	6.25	0.53	0.53
Estimated forfeiture rate, %	7.80	8.53	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Cost of goods sold	$406	$352	$1,176	$721
Research and development	4,883	3,058	13,583	8,415
Sales and marketing	2,476	1,255	6,179	3,572
General and administrative	1,604	979	4,118	2,645
Total share-based compensation expense	$9,369	$5,644	$25,056	$15,353

At September 30, 2012, there was $86.9 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.81 years.

At September 30, 2011, there was $45.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.91 years.

NOTE 10 — INCOME TAXES:

As of September 30, 2012 and December 31, 2011, the Company had unrecognized tax benefits of $7.4 million and $4.1 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2012 and December 31, 2011, the amount of accrued interest and penalties totaled $355,000 and $231,000, respectively. As of September 30, 2012, calendar years 2008 through 2011 were open and subject to potential examination in one or more jurisdictions. The Israeli tax authorities are conducting an audit of the tax years 2008 through 2010.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations, tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company updates its annual effective tax rate estimate at the end of each quarterly period. This estimate takes into account projections of annual pretax income, the Company’s geographic mix and interpretations of tax laws and possible outcomes of current and future audits. The Company’s effective tax rates were 2.8% and 2.6% for the three and nine months ended September 30, 2012, respectively. The Company’s effective tax rates were 20.3% and 26.8% for the three and nine months ended September 30, 2011, respectively. The difference between the Company’s effective tax rates and the 34% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions. In addition, the Company has recorded deferred tax assets in the amount of $1.0 million associated with the benefits that relate to taxable operations in Israel not fully covered by the existing tax holiday.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and September 30, 2011 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand, competitive factors, gross margins, average sale prices, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the five largest server vendors, Hewlett-Packard, IBM, Dell, Oracle and Fujitsu, which collectively shipped the majority of servers in 2011, according to industry research firm International Data Corporation. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Hewlett-Packard, IBM, Isilon/EMC, Network Appliance, Oracle and Xyratex. Additionally, our products are used as embedded solutions by companies such as GE Fanuc, Toshiba Medical and Sea Change International.

We are one of the pioneers of InfiniBand, an industry-standard architecture that provides specifications for high-performance and scalable datacenter interconnects. We believe we are the leading supplier of InfiniBand interconnect solutions that deliver industry-leading features, as measured by the performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

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

Revenues.  We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $378.7 million for the nine months ended September 30, 2012, compared to $186.6 million for the nine months ended September 30, 2011, representing an increase of approximately 103%. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 78% and 71% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. Sales to customers representing 10% or more of our revenues accounted for 43% and 36% of our total revenues for the nine months ended September 30, 2012 and 2011, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

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

At September 30, 2012 and December 31, 2011, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the nine months ended September 30, 2012 were $19.5 million, and were conducted at arm’s-length. There were no other material transactions with Oracle during the nine months ended September 30, 2012. Sales to Oracle mainly through its contract manufacturers for the nine months ended September 30, 2011 were $15.6 million, and were conducted at arm’s-length. At September 30, 2012 and December 31, 2011, accounts receivable from Oracle totaled $6,533 and $17,831, respectively.

Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our host channel adapters, or HCA cards, and switch systems, purchased cable costs, royalties due to third parties, warranty costs, excess and obsolete inventory costs and costs of personnel associated with production management, quality assurance and services. After we purchase wafers from our foundry supplier, we face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with our foundry supplier and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our HCA card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels at times to meet this demand.

We expect our cost of revenues to increase over time as a result of the expected increase in our sales volume. Our  cost of revenues as a percentage of sales will fluctuate in the future due to expected reductions in the average sale price of our products, and the percentage of revenue deriving from sales of switch systems, cables and Ethernet cards which generally yield lower gross margins. This fluctuation will also depend on overall customer demand for our products, introduction of new products, our product mix, composition of our revenues by respective data rate, competitive product offerings and related pricing, and our ability to reduce manufacturing costs.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total revenues	100%	100%	100%	100%
Cost of revenues	31	35	31	35
Gross profit	69	65	69	65
Operating expenses:
Research and development	23	34	27	36
Sales and marketing	11	16	12	16
General and administrative	4	7	5	9
Total operating expenses	38	57	44	61
Income from operations	31	8	25	4
Other income, net	1	1	1	0
Provision for taxes on income	(1)	(2)	(1)	(1)
Net income	31%	7%	25%	3%

Comparison of the Three Months Ended September 30, 2012 to the Three Months Ended September 30, 2011

The following table represents our total revenues for the three months ended September 30, 2012 and 2011 by product category, interconnect protocol and data rate.

	Three Months Ended September 30,
Product category:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$36,267	23.2%	$10,489	15.4%
Boards	46,970	30.0%	20,416	30.0%
Switch systems and gateways	47,258	30.2%	25,850	37.9%
Cables, accessories and other	25,976	16.6%	11,405	16.7%
Total revenue	$156,471	100.0%	$68,160	100.0%

	Three Months Ended September 30,
Interconnect protocol and data rate:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$89,037	56.9%	$3,211	4.7%
QDR	48,044	30.7%	41,015	60.2%
DDR	6,925	4.4%	9,678	14.2%
SDR	791	0.5%	1,634	2.4%
Total	144,797	92.5%	55,538	81.5%
Ethernet	10,717	6.9%	6,826	10.0%
Other	957	0.6%	5,796	8.5%
Total revenue	$156,471	100.0%	$68,160	100.0%

Revenues. Revenues were $156.5 million for the three months ended September 30, 2012 compared to $68.2 million for the three months ended September 30, 2011, representing an increase of 129.6%. This year-over-year growth was primarily due to increased market demand for our higher bandwidth FDR InfiniBand products in the HPC, Web 2.0 and EDC markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 markets. Revenues in all of our product categories increased with the highest percentage growth in ICs. Post the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users have begun to upgrade their systems, placing an increased emphasis on the interconnect and associated performance. Revenues for the three months ended September 30, 2012 are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $108.1 million for the three months ended September 30, 2012 compared to $44.0 million for the three months ended September 30, 2011, representing an increase of 145.7%. As a percentage of revenues, gross margin increased to 69.1% in the three months ended September 30, 2012 from 64.5% in the three months ended September 30, 2011. The gross margin percentage improvement was across all product categories and due primarily to increased shipments of our FDR InfiniBand products, which typically yield higher gross margins, compared to our lower data rate products. In addition, the increase in gross margin during the three months ended September 30, 2012 was attributable to higher percentage of ICs revenues which yield higher margins than switch systems, partially offset by an increase in warranty expenses associated with our expansion into new markets. Gross margin for the three months ended September 30, 2012 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$20,274	13.0%	$12,166	17.9%
Share-based compensation	4,883	3.1%	3,058	4.5%
Development and tape-out costs	4,200	2.7%	3,082	4.5%
Other research and development costs	6,872	4.4%	5,061	7.4%
Total research and development	$36,229	23.2%	$23,367	34.3%

Research and development expenses were $36.2 million in the three months ended September 30, 2012 compared to $23.4 million in the three months ended September 30, 2011, representing an increase of 55.0%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses. Development and tape-out costs grew primarily due to increased product test expenses. The increase in other research and development costs was primarily attributable to an increase in facilities and depreciation expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$8,447	5.4%	$5,443	8.0%
Share-based compensation	2,476	1.6%	1,255	1.8%
Trade shows and promotions	2,908	1.8%	1,697	2.5%
Other sales and marketing costs	2,620	1.7%	2,089	3.1%
Total sales and marketing	$16,451	10.5%	$10,484	15.4%

 Sales and marketing expenses were $16.5 million for the three months ended September 30, 2012 compared to $10.5 million for the three months ended September 30, 2011, representing an increase of 56.9%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses. The increase in trade show and promotion costs was primarily due to higher expenses related to equipment for customer product evaluations and an increase in the volume of trade shows and promotional activities. The increase in other sales and marketing costs was primarily attributable to higher facilities and maintenance related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$2,714	1.8%	$1,630	2.4%
Share-based compensation	1,604	1.0%	979	1.4%
Professional services	1,113	0.7%	1,259	1.8%
Other general and administrative costs	781	0.5%	657	1.0%
Total general and administrative	$6,212	4.0%	$4,525	6.6%

General and administrative expenses were $6.2 million for the three months ended September 30, 2012 compared to $4.5 million for the three months ended September 30, 2011, representing an increase of 37.3%. The increase in salaries and benefits and share-based compensation was primarily due to higher salaries and benefits associated with headcount additions, merit increases and higher accrued bonuses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Cost of goods sold	$406	$352
Research and development	4,883	3,058
Sales and marketing	2,476	1,255
General and administrative	1,604	979
Total share-based compensation expense	$9,369	$5,644

Share-based compensation expenses were $9.4 million for the three months ended September 30, 2012, compared to $5.6 million for the three months ended September 30, 2011, representing an increase of 66.0%. The increase in share-based compensation expense was primarily due to new restricted stock units granted to existing employees in the first quarter of fiscal 2012 and stock options granted to new employees hired during the year.

At September 30, 2012, there was $86.9 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.81 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net was $585,000 for the three months ended September 30, 2012, compared to $416,000 for the three months ended September 30, 2011. Interest income, net increased by $313,000 and was partially offset by higher foreign currency exchange losses of $144,000.

Provision for Taxes on Income. Provision for taxes on income was $1.4 million for the three months ended September 30, 2012, compared to $1.2 million for the three months ended September 30, 2011. The effective tax rate was approximately 2.8% and 20.3% for the three months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate is attributable to a higher portion of our consolidated income before tax being subject to the tax holiday in Israel. The difference between our effective tax rates and the 34% U.S. federal statutory rate resulted primarily from profits earned in Israel which are subject to the tax holiday, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions.

Comparison of the Nine Months Ended September 30, 2012 to the Nine Months Ended September 30, 2011

The following table represents our total revenues for the nine months ended September 30, 2012 and 2011 by product category, interconnect protocol and data rate.

	Nine Months Ended September 30,
Product category:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$70,539	18.6%	$34,480	18.5%
Boards	119,164	31.5%	55,620	29.8%
Switch systems and gateways	126,080	33.3%	66,461	35.6%
Cables, accessories and other	62,898	16.6%	30,001	16.1%
Total revenue	$378,681	100.0%	$186,562	100.0%

	Nine Months Ended September 30,
Interconnect protocol and data rate:	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$188,778	49.9%	$3,556	1.9%
QDR	130,200	34.4%	131,855	70.7%
DDR	21,428	5.6%	22,442	12.0%
SDR	1,637	0.4%	4,336	2.3%
Total	342,043	90.3%	162,189	86.9%
Ethernet	29,078	7.7%	13,381	7.2%
Other	7,560	2.0%	10,992	5.9%
Total revenue	$378,681	100.0%	$186,562	100.0%

Revenues. Revenues were $378.7 million for the nine months ended September 30, 2012 compared to $186.6 million for the nine months ended September 30, 2011, representing an increase of 103.0%. This year-over-year growth was primarily due to increased market demand for our higher bandwidth FDR InfiniBand products in the HPC, Web 2.0 and EDC markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 markets. Revenues in all of our product categories increased with no material changes in the respective product mix percentages. Post the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users have begun to upgrade their systems, placing an increased emphasis on the interconnects and associated performance. Revenues for the nine months ended September 30, 2012 are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $259.7 million for the nine months ended September 30, 2012 compared to $120.7 million for the nine months ended September 30, 2011, representing an increase of 115.1%. As a percentage of revenues, gross margin increased to 68.6% in the nine months ended September 30, 2012 from 64.7% in the nine months ended September 30, 2011. The gross margin percentage improvement was across all product categories and due primarily to the increased shipments of our FDR InfiniBand products, which typically yield higher gross margins, compared to our lower data rate products, and was partially offset by an increase in warranty expenses associated with our expansion into new markets. Gross margin for the nine months ended September 30, 2012 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$57,479	15.2%	$34,731	18.6%
Share-based compensation	13,583	3.6%	8,415	4.5%
Development and tape-out costs	12,243	3.2%	11,485	6.2%
Other research and development costs	19,540	5.2%	12,735	6.8%
Total research and development	$102,845	27.2%	$67,366	36.1%

Research and development expenses were $102.8 million in the nine months ended September 30, 2012 compared to $67.4 million in the nine months ended September 30, 2011, representing an increase of 52.7%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses. The increase in development and tape-out costs was attributable due to higher product test and software expenses, partially offset by lower tape-out costs. The increase in other research and development costs was primarily attributable to an increase in facilities, depreciation and travel expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$23,482	6.2%	$15,078	8.1%
Share-based compensation	6,179	1.6%	3,572	1.9%
Trade shows and promotions	7,952	2.1%	5,049	2.7%
Other sales and marketing costs	7,453	2.0%	5,329	2.9%
Total sales and marketing	$45,066	11.9%	$29,028	15.6%

 Sales and marketing expenses were $45.1 million for the nine months ended September 30, 2012 compared to $29.0 million for the nine months ended September 30, 2011, representing an increase of 55.3%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses. The increase in trade show and promotion costs was primarily due to higher expenses related to equipment for customer product evaluations and an increase in the volume of trade shows and promotional activities. The increase in other sales and marketing costs was primarily attributable to higher facilities and maintenance related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$7,941	2.1%	$6,088	3.3%
Share-based compensation	4,118	1.1%	2,645	1.4%
Professional services	3,213	0.8%	6,993	3.7%
Other general and administrative costs	2,133	0.6%	1,903	1.0%
Total general and administrative	$17,405	4.6%	$17,629	9.4%

General and administrative expenses were $17.4 million for the nine months ended September 30, 2012 compared to $17.6 million for the nine months ended September 30, 2011, representing a decrease of 1.3%. The decrease in professional services costs was primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in the nine months ended September 30, 2011. The increase in salaries and benefits and share-based compensation expense was primarily due to higher salaries and benefits in the nine months ended September 30, 2012 associated with headcount additions, merit increases and higher accrued bonuses. The increase in other general and administrative costs was due to higher depreciation and human resources related expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Cost of goods sold	$1,176	$721
Research and development	13,583	8,415
Sales and marketing	6,179	3,572
General and administrative	4,118	2,645
Total share-based compensation expense	$25,056	$15,353

Share-based compensation expenses were $25.1 million for the nine months ended September 30, 2012, compared to $15.4 million for the nine months ended September 30, 2011, representing an increase of 63.2%. The increase in share-based compensation expense was primarily due to new restricted stock units granted to existing employees in the first quarter of fiscal 2012 and stock options granted to new employees hired during the year.

At September 30, 2012, there was $86.9 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.81 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $990,000 for the nine months ended September 30, 2012, compared to $552,000 for the nine months ended September 30, 2011. Interest income, net increased by $828,000 and was partially offset by higher foreign currency exchange losses of $390,000.

Provision for Taxes on Income. Provision for taxes on income was $2.5 million for the nine months ended September 30, 2012, compared to $1.9 million for the nine months ended September 30, 2011. The effective tax rate was approximately 2.6% and 26.8% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in the effective tax rate is attributable to a higher portion of consolidated income before tax being subject to the tax holiday in Israel. The difference between our effective tax rates and the 34% U.S. federal statutory rate resulted primarily from profits earned in Israel and subject to the tax holiday, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2012, our principal source of liquidity consisted of cash and cash equivalents of $137.9 million and short-term investments of $259.8 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape-out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Cash and cash equivalents	$137,904	$181,258
Short-term investments	259,830	52,373
Restricted cash, current	4,304	4,452
Restricted cash, long-term	3,326	3,317
Total	$405,364	$241,400

Working capital	$399,165	$251,533

Our ratio of current assets to current liabilities increased to 4.9:1 at September 30, 2012 from 4.7:1 at December 31, 2011.

Operating activities

Net cash provided by our operating activities was $157.1 million and $41.0 million in the nine months ended September 30, 2012 and 2011, respectively. Net cash provided by operating activities in the nine months ended September 30, 2012 was primarily attributable to net income of $92.9 million, adjusted by net non-cash items of $34.4 million and changes in assets and liabilities of $29.8 million. Non-cash expenses consisted primarily of $22.1 million of share-based compensation, net of the excess tax benefits, and $17.1 million for depreciation and amortization, and were partially offset by deferred income taxes of $4.4 million. The $29.8 million cash inflow from changes in assets and liabilities resulted from an increase of $37.4 million in accrued liabilities primarily due to higher payroll obligations and an increase in accounts payable of $9.9 million due to the higher volume of purchases during the period, and was partially offset by an increase in inventories of $9.9 million to support higher demand from our customers, an increase in accounts receivable of $4.3 million and an increase in prepaid expenses and other assets of $3.3 million.

Net cash provided by our operating activities was $41.0 million in the nine months ended September 30, 2011. Net cash provided by operating activities in the nine months ended September 30, 2011 was primarily attributable to net income of $5.3 million adjusted by net non-cash items of $28.9 million and changes in assets and liabilities of $6.8 million. Non-cash expenses consisted primarily of $14.0 million of share-based compensation, net of the excess tax benefits, and $14.4 million for depreciation and amortization and deferred income taxes of $0.6 million. The cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $16.5 million due to the higher amount of purchases during the period, an increase in accrued liabilities and other payables of $5.0 million, and a decrease of $0.3 million in prepaid expenses and other assets, and was partially offset by an increase in accounts receivable of $13.6 million due to the timing of sales during the period and an increase in inventory of $1.3 million.

Investing activities

Net cash used in investing activities was $230.0 million in the nine months ended September 30, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $207.2 million, purchases of property and equipment of $20.9 million and an equity investment of $1.4 million in a private company.

Net cash used in investing activities was $72.7 million in the nine months ended September 30, 2011 and was primarily attributable to the acquisition of Voltaire in the amount of $203.7 million, purchases of property and equipment of $15.8 million and an increase in restricted cash of $1.7 million, partially offset by net proceeds from sales and maturities of short-term investments of $149.1 million.

Financing activities

Our financing activities generated $29.5 million in the nine months ended September 30, 2012. Cash provided by financing activities was primarily due to proceeds of $27.3 million from stock option exercises and purchases pursuant to our employee stock purchase plan, and an excess tax benefit from share-based compensation of $2.9 million, and was partially offset by principal payments on capital lease obligations of $0.6 million.

Our financing activities generated $120.1 million in the nine months ended September 30, 2011, primarily due to net cash of $104.2 million received in conjunction with our public offering, proceeds from stock option exercises and purchases pursuant to our employee stock purchase plan of $14.8 million, and excess tax benefit from share-based compensation of $1.4 million.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(In thousands)
Commitments under capital lease	$4,426	$279	$3,643	$504	$—
Non-cancelable operating lease commitments	47,833	3,285	26,411	8,226	9,911
Service commitments	10,786	10,118	668	—	—
Purchase commitments	73,113	73,113	—	—	—
Total	$136,158	$86,795	$30,722	$8,730	$9,911

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government and agency debt securities, commercial paper, corporate bonds and foreign government bonds with an average maturity of approximately one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, the company does not invest more than $7.0 million in individual securities, except U.S. Treasury or agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program.  Currency forward contracts and natural hedges are generally utilized in this hedging program.  We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $827,000 at September 30, 2012.  There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar.  At September 30, 2012, approximately $8.5 million of our monthly operating expenses were denominated in NIS. As of September 30, 2012, we had forward contracts in place that hedged future operating expenses of approximately 220.7 million NIS, or approximately $56.4 million based upon the exchange rate on September 30, 2012. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 8, “Commitments and Contingencies—Legal contingencies” of the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for a description of our material pending legal proceedings, including the effects of these, on our condensed consolidated financial position, results of operations and cash flows.

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

A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2012, sales to Hewlett-Packard, IBM and Polywell Computers accounted for 19%, 18% and 11%, respectively, of our total revenues, while sales to our top ten customers accounted for 80% of our revenues. For the three months ended September 30, 2011, sales to IBM and Hewlett-Packard accounted for 24% and 18%, respectively, of our total revenues, while sales to our top ten customers accounted for 73% of our revenues. For the year ended December 31, 2011, sales to Hewlett-Packard and IBM accounted for 19% and 17%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Our quarterly revenues may be impacted by individual material transactions that may not be repeatable from quarter to quarter and therefore can cause our quarterly revenues to fluctuate.

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

We may be subject to risks associated with laws, regulations and customer initiatives relating to the environment, conflict minerals or other social responsibility issues.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, this could limit the pool of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, because our supply chain is complex, we may face reputational challenges with our customers, shareholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 53% and 45% of our revenues in the nine months ended September 30, 2012 and 2011, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 3.9%, 2.7% and 2.2% for the years ended December 31, 2009, 2010 and 2011, respectively, and to 2.2% and 2.1% for the nine months ended September 30, 2011 and 2012, respectively. The increase in value of the NIS against the U.S. dollar amounted to 0.7%, 6.0% and 7.7% in the years ended December 31, 2009, 2010 and 2011, respectively. An increase in value of the U.S. dollar against the NIS amounted to 4.6% and 2.4% in the nine months ended September 30, 2011 and September 30, 2012, respectively. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the U.S. dollar versus other currencies could make our products less competitive in foreign markets and collection of receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

Risks Related to Our Ordinary Shares

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

As of September 30, 2012, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 23% of our outstanding ordinary shares, and our executive officers and directors and their affiliates beneficially owned an aggregate of approximately 6% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During the three months ended September 30 2012, our shares traded as low as $61.52 and as high as $120.05 per share. During the month of October 2012, our shares traded as high as $107.99 and as low as $68.93 and experienced an intra-day decline of approximately 21%. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document.

101.SCH (2)	XBRL Taxonomy Extension Schema Document.

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document.

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

Date: November 2, 2012	Mellanox Technologies, Ltd.

/s/ Michael Gray
Michael Gray
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (2)	XBRL Instance Document.

101.SCH (2)	XBRL Taxonomy Extension Schema Document.

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document.

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