Form 10-K
period 2012-12-31
Mellanox Technologies, Ltd.
filed 2013-02-25
CIK 1356104

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.4 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 19, 2013, was 42,978,954.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2012.

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

ITEM 1—BUSINESS

Overview

        We are a fabless semiconductor company that produces and supplies high-performance interconnect products that facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. Our end-to-end solutions, including adapter, gateway and switch, integrated circuits, or ICs, adapter cards, switch systems, long-haul systems, gateway systems, software, services, cables and modules are an integral part of a total interconnect solution focused on compute, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database, cloud and embedded. We have established significant expertise with high-performance interconnect solutions through successful development and implementation of multiple generations of our products.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the four largest server vendors, Hewlett-Packard, IBM, Dell and Fujitsu, which collectively shipped the majority of servers in 2012, according to industry research firm International Data Corporation. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Hewlett-Packard, IBM, Isilon/EMC, NetApp, Oracle, Teradata and Xyratex. Additionally, our products are used as embedded solutions by companies such as Advantech, Dalsa Medical, Fujitsu, GE Fanuc, Mercury, Sea Change International and Toshiba Medical.

        We are one of the pioneers of InfiniBand, an industry-standard architecture that provides specifications for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 40 Gigabit Ethernet to the market, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10 Gigabit directly to 40 Gigabit.

        In 2011, we completed the acquisition of Voltaire Ltd., or Voltaire, a leading provider of scale-out computing fabrics for data centers, high-performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end interconnect solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

        We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, or VPI, into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs that incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand, and in some cases, Fibre Channel.

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

        Our business headquarters are in Sunnyvale, California, and our engineering headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2011 and 2012 were approximately, $530.0 million, and $771.0 million respectively. During the years ended December 31, 2010, 2011 and 2012, we generated approximately $154.6 million, $259.3 million, and $500.8 million in revenues, respectively, and approximately $13.5 million, $10.0 million, and $111.4 million in net income, respectively.

        We measure our business based on one reportable segment: the development, manufacturing, marketing and sales of interconnect semiconductor products. Additional information required by this item is incorporated herein by reference to Note 12, "Geographic information and revenues by product group," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Industry Background

High-Performance Interconnect Market Overview and Trends

        Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between compute and storage resources through fast transfer of data, latency reduction, improved central processing unit, or CPU, utilization and efficient sharing of resources. The result is higher efficiency and utilization of resources that deliver stronger performance using less infrastructure with lower capital expenditures and operating expenses. Large scale applications delivered by leading companies in HPC, Web 2.0, cloud, database and financial services utilize these technologies to deliver their products and services.

        Demand for computing power and data storage capacity continue to rise, fueled by the increasing reliance on enterprises on information technology, or IT, for everyday operations. The increase in compute resources for virtual product design, the increase in online banking and electronic medical records for healthcare and government regulations requiring digital records retention require increased IT capacity. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

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

  •
  Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities; and

  •
  Big Data Analytics problems require faster data access and processing to analyze and the increasing size of datasets and to provide real-time analysis.

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

  •
  Increasing complexity.  The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections has also proliferated in enterprise data centers, or EDC, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

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

  •
  Limited reliability and stability of connections.  Most interconnect solutions are not designed to provide reliable connections when utilized in a large clustered environment, causing data transmission interruption. As more applications in EDCs share the same interconnect, advanced traffic management and application partitioning become necessary to maintain stability and reduce system down time. Such capabilities are not offered by most interconnect solutions.

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

  •
  Proprietary interconnect solutions have been designed for use in supercomputer applications by supporting low latency and increased reliability. These solutions are only supported by a single vendor for product and software support, and there is no standard organization maintaining and facilitating improvements and changes to the technology. The number of supercomputers that use proprietary interconnect solutions has been declining largely due to the availability of industry standards-based interconnects that offer superior price/performance, the required use of proprietary software solutions and a lack of compatible storage systems.

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

Advantages of InfiniBand

        We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures by addressing the more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

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

        The following table provides a bandwidth comparison of the various high-performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 10Gb/s	2Gb/s - 8Gb/s	1Gb/s - 40Gb/s	10Gb/s - 56Gb/s server-to-server 10Gb/s - 56Gb/s switch-to-switch

        Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half that of tested Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10/40Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is the current predominant technology today.

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

  •
  Reliable and stable connections.  InfiniBand is one of the only industry standard high-performance interconnect solutions which provides reliable end-to-end data connections within the silicon hardware. In addition, InfiniBand facilitates the deployment of virtualization solutions, which allow multiple applications to run on the same interconnect with dedicated application partitions. As a result, multiple applications run concurrently over stable connections, thereby minimizing down time.

  •
  Superior price/performance economics.  In addition to providing superior performance and capabilities, standards-based InfiniBand solutions are generally available at a lower cost than other high-performance interconnects.

Our InfiniBand Solution

        We provide comprehensive solutions based on InfiniBand, including switch and gateway ICs, adapter cards, switch, gateway and long-haul systems, cables, modules and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Our Ethernet Solution

        Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a competitive and complete 10/40/56 Gigabit Ethernet solution for use in EDC, HPC, embedded environments, and hyperscale Web 2.0 and cloud data centers. These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.

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

Our Strengths

        We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

  •
  We have expertise in developing high-performance interconnect solutions.  We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 59 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

  •
  We believe we are the leading merchant supplier of InfiniBand ICs.  We have gained in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products (in 2001) and InfiniBand products that support the standard PCI Express interface (in 2004), PCI Express 2.0 interface (in 2007) and PCI Express 3.0 (in 2011). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our products.

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

  •
  We have extensive relationships with our key OEM customers and many end users.  Since our inception we have worked closely with major OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of our InfiniBand and Ethernet products. During this process, we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving EDC, HPC and embedded market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

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

  •
  Facilitate and increase the continued adoption of InfiniBand.  We will facilitate and increase the continued adoption of InfiniBand in the high-performance interconnect marketplace by expanding our partnerships with key vendors that drive high-performance interconnect adoption, such as suppliers of processors, operating systems and other associated software. In conjunction with our OEM customers, we will expand our efforts to promote the benefits of InfiniBand and VPI directly to end users to increase demand for high-performance interconnect solutions.

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

Our Products

        We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, and SwitchX®-2 product family) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), software, cables and modules. Our latest 4th, 5th and 6th generation adapters and cards (ConnectX®, ConnectX®-2 and ConnectX®-3 product families) also support the Ethernet interconnect standard in addition to InfiniBand. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways to Fibre Channel. Our gateway devices support bridging capabilities from InfiniBand to Ethernet. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet to 10 kilometers and farther.

        We have registered "Mellanox", "BridgeX", "ConnectX", "CORE-Direct", "InfiniBridge", "InfiniHost", "InfiniScale", "PhyX", "SwitchX", "Virtual Protocol Interconnect" and "Voltaire" as trademarks in the United States. We have a trademark application pending to register "FabricIT", "MLNX-OS" and "Unbreakable-Link".

        We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI Express interfaces. Adapter ICs or cards are incorporated into OEM server and storage systems to provide InfiniBand and/or Ethernet connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We also support server operating systems including Linux, Windows, AIX, HPUX, Solaris and VxWorks.

        We also provide our switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our 6th generation switch IC (SwitchX-2) supports up to 56Gb/s InfiniBand and Ethernet throughput. We have also introduced switch systems that include 8-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port.

        Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported.

        We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.

        We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. We also provide gateway management software, FabricIT BridgeX Manager, which runs on top of our BridgeX gateway systems to manage I/O consolidation from an InfiniBand network to Ethernet and Fibre Channel for cluster, cloud and virtual environments. In addition, we provide a full suite of acceleration software (Messaging Accelerator, or VMA, Fabric Collective Accelerator, or FCA, Storage Accelerator, or VSA, and Unstructured Data Accelerator, or UDA) that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.

        We provide an extensive selection of passive and active copper and optical cables and modules to enable InfiniBand and Ethernet connectivity.

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

Software technology

        In addition to hardware products, we develop and provide software stacks to expose standard I/O interfaces to the consumer applications on the host and to network management applications within the network. We also provide advanced interfaces and capabilities to enable application acceleration, efficient resource management and utilization in data centers, factoring cost, power and performance into the efficiency equation.

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

        Representative OEM customers in these areas for the year ended December 31, 2012 include:

Server	Storage	Communications Infrastructure Equipment	Embedded Systems
HP	HP	Oracle	Advantech
IBM	Network Appliance		Dalsa Medical
Dell	Isilon/EMC		Fujitsu
Fujitsu	Xyratex		Mercury
	IBM		GE Fanuc
	Data Direct Networks		Sea Change International
	TeraData		Toshiba Medical

        We sold products to more than 214 customers worldwide, including OEMs and their contract manufacturers, value-added resellers, distributors and system integrators in the year ended December 31, 2012.

        A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2012, sales to Hewlett-Packard accounted for 20% of our total revenues and sales to IBM accounted for 19% of our total revenues. In the year ended December 31, 2011, sales to Hewlett-Packard accounted for 19% of our total revenues and sales to IBM accounted for 17% of our total revenues. In the year ended December 31, 2010, sales to Hewlett-Packard accounted for 15% of our total revenues and sales to Dell accounted for 12% of our total revenues.

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

        We choose first-tier technology vendors for our design tools and continue to maintain long-term relationships with our vendors to ensure timely support and updates. We also select a mainstream silicon manufacturing process only after it has proven its production worthiness. We verify that actual silicon characterization and performance measurements strongly correlate to models that were used to simulate the device while in design, and that our products meet frequency, power and thermal targets with good margins. Furthermore, we insert Design-for-Test circuitry into our IC products which increases product quality, provides expanded debugging capabilities and ultimately enhances system-level testing and characterization capabilities once the device is integrated into our customers' products.

        Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $138.9 million in 2012, $92.5 million in 2011 and $56.8 million in 2010.

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

        Manufacturing and Testing.    We use Taiwan Semiconductor Manufacturing Company, or TSMC, to manufacture and Advanced Semiconductor Engineering, or ASE, to assemble, package and production test our IC products. We use Flextronics International Ltd., Sanmina-SCI Corporation, A.L Electronics Engineering, Production Services Ltd and Universal Scientific Industrial Co., Ltd., or USI, to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

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

        Requirements Associated with the OCS.    Israeli law requires that we manufacture our products developed with government grants in Israel unless we otherwise obtain approval from the Office of the Chief Scientist of Israel's Ministry of Industry Trade and Labor, or the OCS. The OCS approved the manufacture of our IC products outside of Israel, subject to our undertaking to pay the OCS royalties from the sales of these products up to 120% of the amount of OCS funds granted, which have been paid in full. The manufacturing of our IC products outside of Israel, including those products manufactured by TSMC and ASE, is in compliance with the terms of our grant applications and applicable provisions of Israeli law. Under applicable Israeli law, Israeli government consent is required to transfer technologies developed under projects funded by the government to third parties outside of Israel. Transfer of OCS-funded technologies outside of Israel is permitted with the approval of the OCS and in accordance with the restrictions and payment obligations set forth under Israeli law. Israeli law further specifies that both the transfer of know-how as well as the transfer of IP rights in such know-how are subject to the same restrictions. These restrictions do not apply to exports from Israel or the sale of products developed with these technologies. The Company does not anticipate the need to transfer any of its intellectual property rights outside of Israel at this time.

Employees

        As of December 31, 2012, we had 1,112 full-time employees and 151 part-time employees, including 894 in research and development, 219 in sales and marketing, 96 in general and administrative and 54 in operations. 938 of our full-time employees and all of our 151 part-time employees are located in Israel.

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

        As of December 31, 2012, we had 45 issued patents and 70 patent applications pending in the United States, five issued patents in Taiwan, five issued patents in Israel, two issued patents in the United Kingdom, one patent issued each in Germany and France; and three patent applications pending in China and one patent application pending in Japan, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

        The risks associated with patents and intellectual property are more fully discussed under the section entitled "Risk Factors" under Part I, Item 1A of this report.

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

        We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation, which acquired the InfiniBand product lines from QLogic Corporation at the beginning of 2012. For Ethernet technology, the leading IC vendors include Emulex,

Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Acquisition of Voltaire Ltd.

        In fiscal year 2011, we acquired Voltaire Ltd. ("Voltaire"). Voltaire designs and develops scale-out computing fabrics for data centers, high-performance computing and cloud computing environments. Voltaire's family of scale-out fabric switches, application acceleration software and advanced fabric management software improves the performance of mission-critical applications, increases efficiency and reduces costs through infrastructure consolidation and lower power consumption. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end interconnect solutions and to expand our software and hardware offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire has allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

Additional Information

        We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol "MLNX" and on the Tel-Aviv Stock Exchange as of July 9, 2007 under the symbol "MLNX." Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

        Our principal executive offices in the United States are located at 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, and our principal executive offices in Israel are located at Beit Mellanox, Yokneam, Israel 20692. The majority of our assets are located in the United States. Our telephone number in Sunnyvale, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Jacob Shulman is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.

Available Information

        We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, links to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

        We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company's operations with our operations.

        Acquisitions present a number of other potential risks and challenges that could disrupt our business operations. For example, we may not be able to successfully negotiate or finance the acquisition on favorable terms. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to its fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management's attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

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

        Our revenues increased by 33%, 68% and 93% in 2010, 2011 and 2012, respectively. Our revenues increased from $116.0 million to $154.6 million to $259.3 million to $500.8 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively. The revenue increase in 2012 was driven in part by sales associated with pent up demand for Intel's Romley and Sandy Bridge server and storage platforms that were introduced in 2012. Our revenue growth rate has fluctuated during recent years and we may not be able to sustain this growth rate in future periods. You should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, we may not have adequate resources to execute our business objectives and our share price may decline.

         InfiniBand may not be adopted at the rate or extent that we anticipate, and adoption of InfiniBand is largely dependent on third-party vendors and end users.

        While the usage of InfiniBand has increased since its first specifications were completed in October 2000, continued adoption of InfiniBand is dependent on continued collaboration and cooperation among IT vendors. In addition, the end users that purchase IT products and services from vendors must find InfiniBand to be a compelling solution to their IT system requirements. We cannot control third-party participation in the development of InfiniBand as an industry standard technology. We rely on server, storage, communications infrastructure equipment and embedded systems vendors to incorporate and deploy InfiniBand ICs in their systems. InfiniBand may fail to effectively compete with other technologies, which may be adopted by vendors and their customers in place of InfiniBand. The adoption of InfiniBand is also affected by the general replacement cycle of IT equipment by end users, which is dependent on factors unrelated to InfiniBand. These factors may reduce the rate at which InfiniBand is incorporated by our current server vendor customers and impede its adoption in the storage, communications infrastructure and embedded systems markets, which in turn would harm our ability to sell our InfiniBand products.

         We have limited visibility into customer and end-user demand for our products and generally have short inventory cycles, which introduce uncertainty into our revenue and production forecasts and business planning and could negatively impact our financial results.

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

        A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2012, sales to Hewlett-Packard and IBM accounted for 20% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. For the year ended December 31, 2011, sales to Hewlett-Packard and IBM accounted for 19% and 17%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

         We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

        The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco and Arista. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

        Some of our customers are also IC and switch suppliers and already have in-house expertise and internal development capabilities similar to ours. Licensing our technology and supporting such customers entails the transfer of intellectual property rights that may enable such customers to develop their own products and solutions to replace those we are currently providing to them. Consequently, these customers may become competitors to us. Further, each new design by a customer presents a competitive situation. In the past, we have lost design wins to divisions within our customers and this may occur again in the future. We cannot predict whether these customers will continue to compete with us, whether they will continue to be our customers or whether they will continue to buy products from us at the same volumes. Competition could increase pressure on us to lower our prices and could negatively affect our profit margins.

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

        There is a risk that these developments or enhancements, such as the migration of our next generation products from 40nm to 28nm to lower geometry process technologies, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

         We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.

        While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We use TSMC to manufacture and ASE to assemble, package and production test our IC products. We use Flextronics International Ltd., Sanmina-SCI Corporation, A.L Electronics Engineering, Production Services Ltd and USI to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.

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

        In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on third parties to manufacture our products and currently rely on one manufacturer for our ICs, and two manufacturers for our cards, two primary manufacturers for our switch systems and several manufacturers of our cables. Our ability to offer new products depends on our manufacturers' ability to implement our revised product specifications, which is costly, time-consuming and complex.

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

        We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, by discovery of new information in the course of our tax return preparation process, or by changes in the valuation of our deferred tax assets and liabilities. In accordance with recent amendments to the Israeli tax laws, the planned reduction of the Israeli corporate income tax rate was cancelled and the corporate income tax rate was increased to 25% in 2012. In addition, the tax rate due on dividends, interest and capital gains applicable to individuals will be increased as well. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be affected by the tax effects of acquisitions, restructuring activities, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our financial condition or results of operations.

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

        The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such "conflict" minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, this could limit the pool of suppliers who can provide us DRC "conflict free" components and parts, and we may not be able to obtain DRC "conflict free" products or supplies in sufficient quantities for our operations. Also, because our supply chain is complex, we may face reputational challenges with our customers, shareholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.

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

        We derived 55%, 47% and 51% of our revenues in the years ended December 31, 2010, 2011 and 2012, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

        Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 2.7%, 2.2% and 1.6% for the years ended December 31, 2010, 2011 and 2012, respectively. The increase in value of the NIS against the U.S. dollar amounted 6.0% in the year ended December 31, 2010. The increase in value of the U.S dollar against the NIS amounted to 7.7% in the year ended December 31, 2011. The increase in value of the NIS against the U.S. dollar amounted to 2.3% in the year ended December 31, 2012. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

         The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

        Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

         The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

        We have received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, or the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account the consideration for such know-how paid to us in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to notify, or to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits.

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

        We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2012, our shares traded as low as $30.00 per share and as high as $120.05 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

  •
  whether our operating results meet our guidance or the expectations of investors or security analysts;

  •
  general economic conditions and slow or negative growth of related markets;

  •
  commencement of, or our involvement in, litigation;

  •
  changes in earnings estimates or recommendations by securities analysts;

  •
  continuing international conflicts and acts of terrorism; and

  •
  changes in accounting rules.

        In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. When the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. Lawsuits brought against us by shareholders, such as the shareholder class action suits filed in February 2013 against us and certain of our current and former executive officers, could cause us to incur substantial costs defending the lawsuits and divert the attention of our management from the operation of our business.

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

        As of December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, beneficially owned an aggregate of approximately 22% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 28% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.

         Our ordinary shares are traded on more than one market and this may result in price variations and volatility.

        Our ordinary shares are traded on The NASDAQ Global Select Market and the Tel Aviv Stock Exchange. Trading in our ordinary shares on these markets is made in different currencies (U.S. dollars on The NASDAQ Global Select Market and NIS on the Tel Aviv Stock Exchange) and at different times (due to different time zones, trading days and public holidays in the United States and Israel). Consequently, the trading prices of our ordinary shares on these two markets often differ. In addition, due to the smaller size of the local capital market in Israel, we may receive more media coverage in Israel and Israeli investors may react to this coverage more quickly than investors elsewhere. Any decrease in the trading price of our ordinary shares on one of these markets could cause a decrease in the trading prices of our ordinary shares on the other market.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        As of December 31, 2012, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet))	611	42	3	656

        Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities in the United States and Israel will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3—LEGAL PROCEEDINGS

        See Note 9, "Commitments and Contingencies—Legal proceedings" of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of legal proceedings and related contingencies and their effects on our condensed consolidated financial position, results of operations and cash flows.

        We may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved, but which have general applicability to the semiconductor industry.

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

        The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2012	High	Low
First quarter	$42.31	$30.00
Second quarter	$74.27	$39.71
Third quarter	$120.05	$61.52
Fourth quarter	$111.38	$56.48

2011	High	Low
First quarter	$28.98	$23.67
Second quarter	$32.84	$24.51
Third quarter	$36.79	$25.81
Fourth quarter	$37.43	$29.76

        As of February 19, 2013, we had approximately 234 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Share Performance Graph

        The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2007 and ends on December 31, 2012, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2007, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Mellanox Technologies	100.00	43.14	103.68	143.63	178.32	325.91
NASDAQ Composite Index	100.00	59.46	85.55	100.02	98.22	113.85
Philadelphia Semiconductor Index	100.00	52.00	88.20	100.93	89.31	94.12

*
$100 invested on December 31, 2007 in shares or index-including reinvestment of dividends.

Dividends

        We have not declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate declaring or paying cash dividends in the foreseeable future. The Israeli Companies Law, 1999, or the Companies Law, also restricts our ability to declare dividends. We can only distribute dividends from profits (the "Profit Test") (as defined in the Companies Law) and only if there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due (the "Insolvency Test"); provided that, with court approval, we may distribute dividends if we do not meet the Profit Test so long as we meet the Insolvency Test.

Securities Authorized for Issuance under Equity Compensation Plans

        Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 8, "Employee Benefit Plans" included in Part IV, Item 15 of this report.

Recent Sales of Unregistered Securities

        None.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2008, 2009 and 2010 and our consolidated statements of operations data for the years ended December 31, 2008 and 2009, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2012, as well the consolidated balance sheet data as of December 31, 2011 and 2012, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2012	2011(1)	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$500,799	$259,251	$154,640	$116,044	$107,701
Cost of revenues	157,936	92,015	40,550	28,669	23,406

Gross profits	342,863	167,236	114,090	87,375	84,295
Operating expenses:
Research and development	138,946	92,508	56,804	42,241	39,519
Sales and marketing	61,068	40,366	22,104	17,034	15,058
General and administrative	24,541	21,769	11,744	9,353	8,370

Total operating expenses	224,555	154,643	90,652	68,628	62,947
Income from operations	118,308	12,593	23,438	18,747	21,348
Other income (loss), net	1,259	759	(135)	518	3,823

Income before taxes on income	119,567	13,352	23,303	19,265	25,171
Provision for taxes on income	(8,187)	(3,375)	(9,763)	(6,379)	(2,800)

Net income	$111,380	$9,977	$13,540	$12,886	$22,371

Net income per share—basic	$2.70	$0.28	$0.40	$0.40	$0.71
Net income per share—diluted	$2.54	$0.26	$0.38	$0.39	$0.68
Shares used to compute net income per share	41,308	36,263	33,591	32,099	31,436
Shares used to compute diluted net income per share	43,901	38,562	35,483	33,400	32,843

	December 31,
	2012	2011(1)	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$117,054	$181,258	$107,994	$43,640	$110,153
Short-term investments	302,593	52,373	141,959	166,357	70,855
Working capital	431,745	251,533	265,625	231,226	198,932
Long-term assets	230,720	211,404	292,274	20,053	22,754
Total assets	$771,046	$530,030	$315,755	$275,386	$244,771
Short-term liabilities	108,581	67,093	23,778	24,107	23,085
Long-term liabilities	34,657	20,590	10,287	8,396	7,606
Total liabilities	$143,238	$87,683	$34,065	$32,503	$30,691
Total shareholders' equity	$627,808	$442,347	$281,690	$242,883	$214,080

(1)
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

Overview

  General

        We are a fabless semiconductor company that produces and supplies high-performance connectivity products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch ICs, adapter cards, switch systems, long-haul systems gateway systems, software, services and cables as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

        We are one of the pioneers of InfiniBand, an industry-standard architecture that provides specifications for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability of clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance.

        We have experienced growth in our total revenues in each of the last three years. Our revenues increased from $116.0 million for the year ended December 31, 2009 to $154.6 million to $259.3 million to $500.8 million for the years ended December 31, 2010, 2011 and 2012, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, or OEM, or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

        Revenues.    We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 74%, 70% and 71% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Sales to customers representing 10% or more of revenues accounted for 39%, 36% and 27% of our total revenues for the years ended December 31, 2012, 2011 and 2010, respectively. The loss of one or more of our principal customers or the reduction or deferral of purchases of our products by one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers.

        Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

        At December 31, 2012 and December 31, 2011, based on information filed with the SEC or reported to us, Oracle held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers during 2012 and 2011 were $28.1 million and $18.3 million, respectively, and were conducted at arm's-length. At December 31, 2012 and 2011, accounts receivable from Oracle totaled $0.2 million and less than $0.1 million, respectively.

        Cost of revenues and gross profit.    The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our adapter cards, and switch systems, purchased cable costs, royalties due to third parties, warranty costs, excess and obsolete inventory costs, depreciation and amortization, and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with foundry suppliers and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

        We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. In addition, our customers are seeking opportunities to minimize their inventory on hand while demanding shorter lead times for orders placed. As a result, we have increased our inventory levels over the past year to meet this demand.

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

  Operational expenses

        Research and development expenses.    Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses may fluctuate over the course of a year based on the timing of our product tape-outs.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to third party sales representatives, advertising, and charges for trade shows, promotions, travel and allocable facilities related and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased marketing activities.

        General and Administrative Expenses.    General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, professional service expenses for accounting, corporate legal fees and allocable facilities related expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel and professional services required to support our business activities.

Taxes on Income

        Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Beneficiary Enterprise tax holiday associated with our Yokneam and Tel Aviv operations began in 2011. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2015 and 2018. In accordance with recent amendments to the Israeli tax laws, as of January 1, 2012, the corporate income tax rate was increased to 25% in 2012.

        In the first quarter of 2013, we realigned some of our business activities and, as a result, may start utilizing carryforward net operating losses in one of our subsidiaries in the future. The valuation allowance established for deferred tax assets will be released if it becomes more likely than not that we will generate sufficient future taxable income in that subsidiary.

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

        We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, inventory valuation, valuation and impairment of goodwill and acquired intangibles, warranty provision, share-based compensation, contingent liabilities, and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, "The Company and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

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

        We maintain inventory, or hub arrangements with certain customers. Pursuant to these arrangements we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer reports it and has removed our product from the warehouse to be incorporated into its end products.

  Multiple Element Arrangements Excluding Software

        For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations. When we enter into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management's best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

  Multiple Element Arrangements Including Software

        For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

  Distributor Revenue

        A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs. We classify the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues or an operating expense.

  Deferred Revenue and Income

        We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

  Shipping and Handling

        Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, we record the shipping and handling fees as revenue.

  Allowance for doubtful accounts

        We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.6 million at December 31, 2012 and 2011. Our bad debt expense totaled approximately less than $0.1 million, $0.2 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Fair value of financial instruments

        Our financial instruments consist of cash, cash equivalents, short-term investments and forward contracts. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

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

  Inventory valuation

        We value our inventory at the lower of cost or market. Market is determined based on net realizable value. Cost is determined for raw materials on a "first-in, first-out" basis, for work in process based on actual costs and for finished goods based on standard cost, which approximates actual cost on a first-in, first-out basis. We reserve for excess and obsolete inventory based on market conditions and forecasted demand generally over a six to twelve months period. Inventory reserves are not reversed and permanently reduce the cost basis of the affected inventory until it is either sold or scrapped.

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. The "step one" goodwill impairment test requires us to estimate the fair value of its business and certain assets and liabilities. "Step two" of the process is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2012, our assessment of goodwill impairment indicated that goodwill in the reporting unit was not impaired.

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

        Intangible assets are tested for impairment when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset then quantitative impairment tests are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2012, our assessment of intangibles indicated that intangible assets were not impaired.

  Investment in privately-held company

        As of December 31, 2012, we held a $4.4 million investment in a privately-held company. We account for this investment under the cost method, reduced by any impairment write-downs because we do not have the ability to exercise significant influence over the operating and financial policies of the company. To determine if the investment is recoverable, we monitor the investment and if facts and circumstances indicate that the investment may be impaired, then we conduct an impairment test of its investment. To determine if the investment is recoverable, we review the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

  Warranty provision

        We provide a limited warranty for periods of up to three years from the date of delivery against defects in materials and workmanship. If a customer has a defective product, we will either repair the goods or provide replacement products at no charge. We record estimated warranty expenses at the time we recognize the associated product revenues based on our historical rates of return and costs of repair over the preceding 36-month period. In addition, we recognize estimated warranty expenses for specific defects that are expected to result in warranty claims in excess of our historical rates of return at the time those defects are identified.

  Share-based compensation

        We account for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates. We estimate the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying ordinary share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period.

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

        In 2010, we began granting restricted share units (RSUs) to employees and non-employee members of the Board of Directors. The fair value of RSUs is based on the closing market price of our ordinary shares on the date of grant. Share compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Total revenues	100%	100%	100%
Cost of revenues	(32)	(35)	(26)

Gross profit	68	65	74

Operating expenses:
Research and development	27	36	37
Sales and marketing	12	16	14
General and administrative	5	8	8

Total operating expenses	44	60	59

Income from operations	24	5	15
Other income, net	—	—	—
Provision for taxes on income	(2)	(1)	(6)

Net income	22	4	9

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 and Year Ended December 31, 2011 to the Year Ended December 31, 2010

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2012 and 2011 by product type and interconnect protocol:

	Year Ended December 31,
	2012	% of Revenues	2011(1)	% of Revenues
	(In thousands)		(In thousands)
ICs	$95,103	19.0	$46,564	18.0
Boards	155,670	31.1	98,004	37.8
Switch systems and gateways	168,231	33.6	76,398	29.5
Cables, accessories and other	81,795	16.3	38,285	14.7

Total revenue	$500,799	100.0	$259,251	100.0

	Year Ended December 31,
	2012	% of Revenues	2011(1)	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
QDR	$175,650	35.1	$173,412	66.9
DDR	30,257	6.0	28,307	10.9
FDR	236,728	47.3	13,853	5.3
SDR	3,200	0.6	5,850	2.3

Total	445,835	89.0	221,422	85.4
Ethernet	42,523	8.5	24,252	9.4
Other	12,441	2.5	13,577	5.2

Total revenue	$500,799	100.0	$259,251	100.0

(1)
Certain amounts previously reported were reclassified to conform to the 2012 presentation.

        Revenues were $500.8 million for the year ended December 31, 2012 compared to $259.3 million for the year ended December 31, 2011, representing an increase of approximately 93%. Following the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users have begun to upgrade their systems, placing an increased emphasis on the interconnects and associated performance. The year-over-year growth was primarily due to increased market demand for our higher bandwidth FDR InfiniBand products in the HPC and Web 2.0 markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. Revenues in all of our product types increased with higher growth rates achieved in switch system and cable product families due to increased adoption of our end-to-end solutions. Revenues in the fourth quarter of 2012 were $122.1 million, down 22.0% from $156.5 million in the third quarter of 2012. The fourth quarter revenue decline from the third quarter was attributed primarily to a weaker demand environment, challenging macroeconomic conditions, a build-up of inventory at an OEM customer, and a technical issue which was resolved during the quarter. The 2012 revenues are not necessarily indicative of future results.

        The following tables represent our total revenues for the years ended December 31, 2011 and 2010 by product type and interconnect protocol:

	Year Ended December 31,
	2011(1)	% of Revenues	2010(1)	% of Revenues
	(In thousands)		(In thousands)
ICs	$46,564	18.0	$57,030	36.9
Boards	98,004	37.8	67,085	43.4
Switch systems	76,398	29.5	19,461	12.6
Cables, accessories and other	38,285	14.7	11,064	7.1

Total revenue	$259,251	100.0	$154,640	100.0

	Year Ended December 31,
	2011(1)	% of Revenues	2010(1)	% of Revenues
	(In thousands)		(In thousands)
Infiniband:
QDR	$173,412	66.9	$118,665	76.7
DDR	28,307	10.9	19,119	12.4
FDR	13,853	5.3	—	—
SDR	5,850	2.3	8,365	5.4

Total	221,422	85.4	146,149	94.5
Ethernet	24,252	9.4	7,949	5.1
Other	13,577	5.2	542	0.4

Total revenue	$259,251	100.0	$154,640	100.0

(1)
Certain amounts previously reported were reclassified to conform to the 2012 presentation.

        Revenues were $259.3 million for the year ended December 31, 2011 compared to $154.6 million for the year ended December 31, 2010, representing an increase of approximately 68%. This year-over-year growth was mainly the result of incremental new revenues from the Voltaire acquisition, as well as increased market demand for our higher bandwidth products. Revenues attributable to our higher bandwidth QDR and FDR products increased 57.8% from the prior year. Our Ethernet revenues also grew significantly year-over-year primarily due to adoption of our products within the Web 2.0 market. Revenues in all of our product categories increased with the highest growth in switch systems, cables and accessories as a result of broadening our product portfolio in these categories.

        Gross Profit and Margin.    Gross profit was $342.9 million for the year ended December 31, 2012 compared to $167.2 million for the year ended December 31, 2011, representing an increase of approximately 105%. As a percentage of revenues, gross margin increased to 68% in the year ended December 31, 2012 from approximately 65% in the year ended December 31, 2011. The gross margin percentage improvement was across all product categories and due primarily to the increased shipments of our FDR InfiniBand products, which typically yield higher gross margins, compared to our lower data rate products, and was partially offset by an increase in warranty expenses associated with our expansion into new markets. Gross margin for 2012 is not necessarily indicative of future results.

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

  Research and Development.

        The following table presents details of our research and development expenses for the periods indicated:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$76,194	15.2%	$48,437	18.7%	$31,358	20.3%
Share-based compensation	19,356	3.9%	11,906	4.6%	8,031	5.2%
Development and tape-out costs	16,545	3.3%	13,888	5.4%	7,712	5.0%
Other	26,851	5.3%	18,277	7.0%	9,703	6.2%

Total Research and development	$138,946	27.7%	$92,508	35.7%	$56,804	36.7%

        Research and development expenses were $138.9 million for the year ended December 31, 2012 compared to $92.5 million for the year ended December 31, 2011, representing an increase of approximately 50%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable due to higher product test, qualification and software expenses, partially offset by lower tape-out costs. The increase in other research and development costs was primarily attributable to an increase in facilities and depreciation expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

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

  Sales and Marketing.

        The following table presents details of our sales and marketing expenses for the periods indicated:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$31,433	6.3%	$20,884	8.1%	$11,099	7.2%
Share-based compensation	8,055	1.6%	4,894	1.9%	2,730	1.8%
Trade shows and promotions	11,111	2.2%	7,309	2.8%	5,142	3.3%
Other	10,469	2.1%	7,279	2.8%	3,133	2.0%

Total Sales and marketing	$61,068	12.2%	$40,366	15.6%	$22,104	14.3%

        Sales and marketing expenses were $61.1 million for the year ended December 31, 2012 compared to $40.4 million for the year ended December 31, 2011, representing an increase of approximately 51%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher incentive compensation. The increase in trade show and promotion costs was primarily due to higher advertising and travel expenses. The increase in other sales and marketing costs was primarily attributable to higher facilities and maintenance related costs.

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

  General and Administrative.

        The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues	2010	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$10,343	2.1%	$7,883	3.0%	$4,378	2.8%
Share-based compensation	5,987	1.2%	3,632	1.4%	2,955	1.9%
Professional services	5,232	1.0%	7,433	2.9%	2,960	1.9%
Other	2,979	0.6%	2,821	1.1%	1,451	1.0%

Total General and administrative	$24,541	4.9%	$21,769	8.4%	$11,744	7.6%

        General and administrative expenses were $24.5 million for the year ended December 31, 2012 compared to $21.8 million for the year ended December 31, 2011, representing an increase of approximately 13%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The decrease in professional services costs was primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in the year 2011, partially offset by an increase in legal and consulting expenses. The increase in other general and administrative costs was due to higher depreciation and human resources related expenses.

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

  Share-based Compensation Expense.

        The following table presents details of our total share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cost of goods sold	$1,621	$980	$385
Research and development	19,356	11,906	8,031
Sales and marketing	8,055	4,894	2,730
General and administrative	5,987	3,632	2,955

	$35,019	$21,412	$14,101

        The amount of unearned share-based compensation currently estimated to be expensed from 2013 through 2016 related to unvested share-based payment awards at December 31, 2012 is $84.4 million. Of this amount, $32.3 million, $26.1 million, $20.4 million and $5.6 million are currently estimated to be recorded in 2013, 2014, 2015 and 2016, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.74 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.

        Other Income (Loss), Net.    Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $1.3 million for the year ended December 31, 2012 compared to $0.8 million for the year ended December 31, 2011. The change was primarily attributable to an increase of $1.1 million in interest income and gains on investments due to higher cash and investment balances, partially offset by higher foreign currency exchange losses of $0.7 million.

        Other income, net for the year ended December 31, 2011 of $0.8 million compared to a loss of $0.1 million for the year ended December 31, 2010. The change was primarily attributable to higher foreign exchange gains of $0.7 million, partially offset by a decrease of $0.5 million in interest income associated with lower yields on investments. In addition, in the year ended December 31, 2010, we recognized an impairment loss of $0.8 million from investments in privately-held companies.

        Provision for Taxes on Income.    Our tax expense was $8.2 million for the year ended December 31, 2012 as compared to $3.4 million for the year ended December 31, 2011. The U.S. federal statutory rate was 35% for 2012 and 34% for 2011. Our effective tax rates were 6.8% and 25.2% for 2012 and 2011, respectively. The difference between our effective tax rate in 2012 and the federal statutory tax rate is primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions. The profits earned in Israel that were subject to tax holiday in the years ended December 31, 2012 and 2011 were $125.6 million and $17.4 million, respectively.

        Our tax expense was $3.4 million for the year ended December 31, 2011 as compared to $9.8 million for the year ended December 31, 2010. The U.S. federal statutory rate was 34% for 2011 and 2010. Our effective tax rates were 25.2% and 41.9% for 2011 and 2010, respectively. The difference between our effective tax rate in 2011 and the federal statutory tax rate is primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions

Liquidity and Capital Resources

        Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2012, our principal source of liquidity consisted of cash and cash equivalents of $117.1 million and short-term investments of $302.6 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions.

        Our cash position, short-term investments, restricted cash and working capital at December 31, 2012 and December 31, 2011 were as follows:

	Year Ended December 31
	2012	2011
	(in thousands)
Cash and cash equivalents	$117,054	$181,258
Short-term investments	302,593	52,373
Restricted cash, current	3,229	4,452
Restricted cash, long-term	3,388	3,317

Total	$426,264	$241,400

Working capital	$431,745	$251,533

        Our ratio of current assets to current liabilities increased to 5.0:1 at December 31, 2012 from 4.7:1 at December 31, 2011.

  Operating Activities

        Net cash provided by our operating activities amounted to $182.5 million in the year ended December 31, 2012. Net cash provided by operating activities was primarily attributable to net income of $111.4 million adjusted by net non-cash items of $49.4 million and changes in assets and liabilities of $21.7 million. Non-cash expenses consisted primarily of $29.9 million for share-based compensation, net of the excess tax benefits, $23.9 million for depreciation and amortization and were partially offset by deferred income taxes of $3.5 million. The $21.7 million cash inflow from changes in assets and liabilities resulted from an increase of $51.3 million in accrued liabilities primarily due to higher payroll obligations and an increase in accounts payable of $3.4 million due to the higher volume of purchases during the period, and was partially offset by an increase in inventories of $19.4 million due to higher sales volumes, an increase in accounts receivable of $10.3 million and an increase in prepaid expenses and other assets of $3.2 million.

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

  Investing Activities

        Net cash used in investing activities was $280.9 million in the year ended December 31, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $249.5 million, purchases of property and equipment of $30.5 million and an equity investment of $1.4 million in a private company, partially offset by a decrease in restricted cash of $1.3 million.

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

        Net cash provided from investing activities was $13.1 million in the year ended December 31, 2010. Cash provided from investing activities was primarily attributable to net proceeds and maturities of short-term investments of $25.4 million, partially offset by acquisitions of property and equipment of $11.4 million and an equity investment in a privately-held company of $0.1 million.

  Financing Activities

        Net cash provided by financing activities was $34.2 million in the year ended December 31, 2012. Cash provided by financing activities was primarily due to proceeds of $30.0 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $5.1 million, and was partially offset by principal payments on capital lease obligations of $0.9 million.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$4,145	$1,268	$2,877	$—	$—
Non-cancelable operating lease commitments	48,902	13,003	21,463	7,911	6,525
Purchase commitments	59,040	57,899	1,141	—	—

Total	$112,087	$72,170	$25,481	$7,911	$6,525

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

        The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2012, our unrecognized tax benefits totaled $9.7 million, which would reduce our income tax expense and effective tax rate, if recognized.

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

Off-Balance Sheet Arrangements

        As of December 31, 2012, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

        Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, or NIS. We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2012, we used foreign currency forward contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with final gains or losses recorded in other income, net or as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate fluctuation risk

        We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, money market funds and interest bearing investments in U.S. government debt securities, foreign government bonds, commercial paper and corporate bonds with an average maturity of approximately one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than $7.0 million in individual securities, except U.S. Treasury or agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor's rating of A2 or A, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

        To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of less than $0.1 million at December 31, 2012. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2012, approximately $10.5 million of our monthly operating expenses were denominated in NIS. As of December 31, 2012, we had forward contracts in place that hedged future operating expenses of approximately 219.9 million NIS, or approximately $58.9 million based upon the exchange rate as of December 31, 2012. The forward contracts cover a portion of our future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1	Q4 (*)	Q3(*)	Q2(*)	Q1(*)
	2012	2012	2012	2012	2011	2011	2011	2011
	(in thousands, except per share data)
Total revenues	$122,118	$156,471	$133,472	$88,738	$72,689	$68,160	$63,345	$55,057
Cost of revenues	38,973	48,375	41,700	28,888	26,186	24,164	22,249	19,416

Gross profit	83,145	108,096	91,772	59,850	46,503	43,996	41,096	35,641
Operating expenses:
Research and development	36,101	36,229	37,658	28,958	25,142	23,367	23,689	20,310
Sales and marketing	16,002	16,451	15,810	12,805	11,338	10,484	9,989	8,555
General and administrative	7,136	6,212	6,336	4,857	4,140	4,525	4,659	8,445

Total operating expenses	59,239	58,892	59,804	46,620	40,620	38,376	38,337	37,310

Income (loss) from operations	23,906	49,204	31,968	13,230	5,883	5,620	2,759	(1,669)
Other income, net	269	585	221	184	207	416	88	48

Income (loss) before taxes on income	24,175	49,789	32,189	13,414	6,090	6,036	2,847	(1,621)
Provision for taxes on income	(5,733)	(1,386)	(100)	(968)	(1,427)	(1,226)	(719)	(3)

Net income (loss)	$18,442	$48,403	$32,089	$(12,446)	$4,663	$4,810	$2,128	$(1,624)

Net income (loss) per share—basic	$0.43	$1.16	$0.79	$0.31	$0.12	$0.13	$0.06	$(0.05)
Net income (loss) per share—diluted	$0.41	$1.09	$0.74	$0.29	$0.11	$0.13	$0.06	$(0.05)

(*)
On February 7, 2011, we acquired Voltaire Ltd., an Israeli-based public company. Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning February 7, 2011.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria established in "Internal Control—Integrated Framework," issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the internal controls over financial reporting were effective as of December 31, 2012.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this report.

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

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   Documents filed as part of this report.

        1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:

        2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	104

        All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

        3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits.

 INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
1.1(1)		Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1(2)		Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1(3)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(4	)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2(5	)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3(6	)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4(7)		Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5(8)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).

10.6(9	)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.7(10	)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.8(11	)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.9(12	)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.10(13	)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.11(14)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

10.14(15)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).

10.15(16)		Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.16(17	)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

Exhibit No.	Description of Exhibit
10.17(18)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

21.1	List of Company Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this annual report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(19)	XBRL Instance Document

101.SCH(19)	XBRL Taxonomy Extension Schema Document

101.CAL(19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(19)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(19)	XBRL Taxonomy Extension Definition Linkbase Document

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

(13)
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2013

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$117,054	$181,258
Short-term investments	302,593	52,373
Restricted cash	3,229	4,452
Accounts receivable, net	58,516	48,215
Inventories	43,318	24,955
Deferred taxes and other current assets	15,616	7,373

Total current assets	540,326	318,626

Property and equipment, net	62,375	36,806
Severance assets	8,907	7,767
Intangible assets, net	16,134	25,657
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	10,419	8,289

Total assets	$771,046	$530,030

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,431	$30,132
Accrued liabilities	57,879	31,091
Deferred revenue	12,018	5,571
Capital lease liabilities, current	1,253	299

Total current liabilities	108,581	67,093

Accrued severance	11,821	10,433
Deferred revenue	8,366	3,664
Capital lease liabilities	2,835	279
Other long-term liabilities	11,635	6,214

Total liabilities	143,238	87,683

Commitments and Contingencies (Note 9)
Shareholders' equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 42,596 and 39,735 shares issued and outstanding at December 31, 2012 and 2011, respectively	178	165
Additional paid-in capital	488,365	418,255
Accumulated other comprehensive income (loss)	2,794	(1,164)
Retained earnings	136,471	25,091

Total shareholders' equity	627,808	442,347

Total liabilities and shareholders' equity	$771,046	$530,030

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Total revenues	$500,799	$259,251	$154,640
Cost of revenues	157,936	92,015	40,550

Gross profit	342,863	167,236	114,090

Operating expenses:
Research and development	138,946	92,508	56,804
Sales and marketing	61,068	40,366	22,104
General and administrative	24,541	21,769	11,744

Total operating expenses	224,555	154,643	90,652

Income from operations	118,308	12,593	23,438
Other income (loss), net	1,259	759	(135)

Income before taxes on income	119,567	13,352	23,303
Provision for taxes on income	(8,187)	(3,375)	(9,763)

Net income	$111,380	$9,977	$13,540

Net income per share—basic	$2.70	$0.28	$0.40

Net income per share—diluted	$2.54	$0.26	$0.38

Shares used in computing income per share:
Basic	41,308	36,263	33,591
Diluted	43,901	38,562	35,483

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net income	$111,380	$9,977	$13,540
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	(133)	(109)	(90)
Change in unrealized gains/losses on derivative contracts, net	4,091	(2,009)	677

Total comprehensive income, net of tax	$115,338	$7,859	$14,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2009	32,681,773	$135	$240,807	$367	$1,574	$242,883

Net income	—	—	—	—	13,540	13,540
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(90)	—	(90)
Unrealized gains on derivative contracts, net of taxes	—	—	—	677	—	677

Comprehensive net income	—	—	—	—	—	14,127
Share-based compensation	—	—	14,101	—	—	14,101
Exercise of share options	1,349,891	6	6,886	—	—	6,892
Issuance of shares pursuant to employee share purchase plan	199,540	—	2,586	—	—	2,586
Income tax benefit from share options exercised	—	—	1,101	—	—	1,101

Balance at December 31, 2010	34,231,204	$141	$265,481	$954	$15,114	$281,690

Net income	—	—	—	—	9,977	9,977
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(109)	—	(109)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(2,009)	—	(2,009)

Comprehensive net income	—	—	—	—	—	7,859
Share-based compensation	—	—	21,412	—	—	21,412
Exercise of share awards	1,810,582	7	13,993	—	—	14,000
Issuance of shares pursuant to employee share purchase plan	243,256	1	4,454	—	—	4,455
Issuance of shares in connection with public offering	3,450,000	16	104,201	—	—	104,217
Share-based compensation related to acquisitions	—	—	6,303	—	—	6,303
Income tax benefit from share options exercised	—	—	2,411	—	—	2,411

Balance at December 31, 2011	39,735,042	$165	$418,255	$(1,164)	$25,091	$442,347

Net income	—	—	—	—	111,380	111,380
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Unrealized gains on derivative contracts, net of taxes	—	—	—	4,091	—	4,091

Comprehensive net income	—	—	—	—	—	115,338
Share-based compensation	—	—	35,019	—	—	35,019
Exercise of share awards	2,641,607	12	23,676	—	—	23,688
Issuance of shares pursuant to employee share purchase plan	219,613	1	6,274	—	—	6,275
Income tax benefit from share options exercised	—	—	5,141	—	—	5,141

Balance at December 31, 2012	42,596,262	$178	$488,365	$2,794	$136,471	$627,808

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$111,380	$9,977	$13,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,868	19,745	5,777
Deferred income taxes	(3,454)	(228)	7,379
Share-based compensation	35,019	21,412	14,101
Gain on investments	(896)	(15)	(25)
Excess tax benefit from share-based compensation	(5,141)	(2,411)	(1,101)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(10,301)	(15,899)	525
Inventories	(19,436)	(8,639)	(2,951)
Prepaid expenses and other assets	(3,239)	(513)	689
Accounts payable	3,430	21,065	(2,249)
Accrued liabilities and other liabilities	51,259	18,645	5,547

Net cash provided by operating activities	182,489	63,139	41,232

Cash flows from investing activities:
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	(203,704)	—
Purchase of severance-related insurance policies	(783)	(832)	(789)
Purchase of short-term investments	(328,998)	(45,600)	(182,615)
Proceeds from sales of short-term investments	14,860	149,889	157,377
Proceeds from maturities of short-term investments	64,683	12,128	50,628
Purchase of property and equipment	(30,544)	(24,680)	(11,395)
Increase in restricted cash deposit	1,327	(1,700)	—
Purchase of equity investment in a private company	(1,424)	—	(135)

Net cash (used in) provided by investing activities	(280,879)	(114,499)	13,071

Cash flows from financing activities:
Proceeds from public offering, net	—	104,201	—
Principal payments on capital lease obligations	(918)	(459)	(528)
Proceeds from exercise of share awards	29,963	18,471	9,478
Excess tax benefit from share-based compensation	5,141	2,411	1,101

Net cash provided by financing activities	34,186	124,624	10,051

Net (decrease) increase in cash and cash equivalents	(64,204)	73,264	64,354
Cash and cash equivalents at beginning of period	181,258	107,994	43,640

Cash and cash equivalents at end of period	$117,054	$181,258	$107,994

Supplemental disclosures of cash flow information
Interest paid	$—	$—	$1

Income taxes paid	$852	$469	$1,550

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$4,428	$563	$—

Unpaid property and equipment	$3,869	$—	$—

Inventory capitalization	$1,073	$—	$562

Vested share awards issued in connection with the Voltaire acquisition	$—	$6,303	$—

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

        In February 2011, the Company completed its acquisition of Voltaire Ltd. ("Voltaire"), an Israeli-based public company, pursuant to an Agreement of Merger (the "Merger Agreement") dated November 29, 2010. The consolidated financial statements include the results of operations of Voltaire commencing as of the acquisition date.

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

  Use of estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, government agency discount notes, foreign government bonds, corporate bonds and commercial paper.

  Short-term investments

        The Company's short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders' equity and included in other comprehensive income, or OCI. The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program.

  Restricted cash and deposits

        The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of $0.7 million and $1.9 million at December 31, 2012 and December 31, 2011, respectively, that represented tenants' security deposits restricted due to the tenancy agreements, and $2.6 million at both December 31, 2012 and December 31, 2011, that represented security deposits restricted due to foreign exchange management agreements with two banks.

        The restricted deposits are presented at their cost, including accrued interest at rates of approximately 1.5% per annum.

  Fair value of financial instruments

        The Company's financial instruments consist of cash equivalents, short-term investments and foreign currency forward contracts. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the issuer; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

  Derivatives

        The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

intended use of the derivative and the resulting designation. The Company enters into forward contracts designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings.

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

        The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2012	2011	2010
Hewlett-Packard	20%	19%	15%
IBM	19%	17%	*
Dell	*	*	12%

*
Less than 10%

        The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	December 31, 2012	December 31, 2011
IBM	21%	18%
Hewlett Packard	*	17%

*
Less than 10%

        At December 31, 2012 and December 31, 2011, based on information filed with the SEC or reported to us, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers during 2012 and 2011 were $28.1 million and $18.3 million,

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

respectively, and were conducted at arm's-length. At December 31, 2012 and 2011, accounts receivable from Oracle totaled $0.2 million and less than $0.1 million, respectively.

  Inventory

        Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels, future sales forecasts and market conditions. Once established, the original cost of the Company's inventory less the related inventory reserve represents the new cost basis of such products.

  Property and equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three to five years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. The "step one" goodwill impairment test requires the Company to estimate the fair value of its business and certain assets and liabilities. "Step two" of the process is only performed if a potential impairment exists in "step one" and involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2012, the Company's assessment of goodwill impairment indicated that goodwill in the reporting unit was not impaired.

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

        Intangible assets are tested for impairment when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment, If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2012, the Company's assessment of intangibles indicated that intangible assets were not impaired.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Investments

        The Company has an equity investment in a privately-held company. This investment is recorded at cost reduced by any impairment write-downs because the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investment is included in other long-term assets on the accompanying balance sheets. The Company monitors the investment and if facts and circumstances indicate that the investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

        The Company maintains inventory, or hub arrangements with certain customers. Pursuant to these arrangements the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize product revenue unless and until the customer reports it has removed the Company's product from the warehouse to be incorporated into its end products.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Multiple Element Arrangements Excluding Software

        For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect its results of operations. When the Company enters into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management's best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

  Multiple Element Arrangements Including Software

        For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenue from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

  Distributor Revenue

        A portion of the Company's sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company classifies the costs of these programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues or an operating expense.

  Deferred Revenue and Income

        The Company defers revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Deferred revenue does not include amounts from products delivered to distributors that the distributors have not yet sold through to their end customers.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Shipping and Handling

        Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, the Company records the shipping and handling fees as revenue.

  Product warranty

        The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on prior historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company's liability for product warranty during the years ended December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Balance, beginning of the period	$1,097	$807
New warranties issued during the period	5,697	922
Reversal of warranty reserves	(813)	(33)
Settlements during the period	(1,534)	(599)

Balance, end of the period	$4,447	$1,097

  Research and development

        Costs incurred in research and development are charged to operations as incurred, including mask sets. The Company expenses all costs for internally developed patents as incurred. Total research and development operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2012, 2011 and 2010 were $138.9 million, $92.5 million and $56.8 million, respectively.

  Advertising

        Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $1.1 million, $0.4 million and $0.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

  Share-based compensation

        The Company has share incentive plans under which incentive share options awards have been granted to employees and non-qualified share option awards have been granted to employees and non-employee members of the Board of Directors. The Company also has an employee share purchase plan for all eligible employees. In 2010 the Company began granting restricted share units (RSUs) to

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

employees and non-employee members of the Board of Directors. The Company accounts for share-based compensation expense based on the estimated fair value of the share awards as of the grant dates.

        The Company estimates the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility, the calculation of expected term, and the fair value of the underlying ordinary share on the date of grant, among other inputs. Share compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period.

        The Company bases its estimate of expected volatility on a combination of historical volatility of the Company stock and reported market value data for a group of publicly traded companies, which were selected from market indices that it believes would be indicators of its future share price volatility, after consideration of their size, stage of lifecycle, profitability, growth, risk and return on investment. The Company calculates the expected term of its option awards using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted awards is approximately 6.25 years.

        Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from the estimate, adjustments may be required to share-based compensation expense in future periods.

        The fair value of RSUs is based on the closing market price of the Company's ordinary shares on the date of grant. Share compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period.

  Comprehensive income (loss)

        Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2012 and 2011, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gain on available-for-sale securities and hedging activities was not material at December 31, 2012 and 2011.

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

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net income	$111,380	$9,977	$13,540

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income per share	41,308	36,263	33,591
Dilutive effect of employee share option and purchase plan	2,593	2,299	1,892

Shares used to compute diluted net income per share	43,901	38,562	35,483

Net income per share—basic	$2.70	$0.28	$0.40

Net income per share—diluted	$2.54	$0.26	$0.38

The Company excluded 0.3 million, 0.5 million and 0.4 million outstanding options for the years ended December 31, 2012, 2011 and 2010, respectively, and 15,451 and 27,033 outstanding restricted share units for the years ended December 31, 2012 and December 31, 2011 from the computation of diluted net income per share because including them would have had an anti-dilutive effect. There were no anti-dilutive restricted share units for the year ended December 31, 2010, which was the year the Company began granting restricted share units.

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

  Recent accounting pronouncements

        Effective January 1, 2012, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board ("FASB") in May 2011, on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The adoption of this guidance had no impact on the Company's consolidated financial statements.

        Effective January 1, 2012, the Company adopted the authoritative guidance, issued by the FASB in June 2011, regarding the presentation of comprehensive income. The new standard requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. The adoption of this guidance had no impact on the Company's consolidated financial statements.

        Effective October 1, 2012, the Company adopted the authoritative guidance, issued by the FASB in July 2012, regarding the updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. The adoption of this guidance had no impact on the Company's consolidated financial statements.

        On February 5, 2013, the FASB issued authoritative guidance related to reclassifications out of accumulated OCI. Under the amendments in this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company will provide the required disclosures beginning in the first quarter of fiscal year 2013 and does not expect the adoption of this guidance to have a significant impact on its consolidated results of operations and financial condition.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2012	December 31, 2011
	(In thousands)
Accounts receivable, net:
Accounts receivable	$59,155	$48,772
Less: allowance for doubtful accounts	(639)	(557)

	$58,516	$48,215

Inventories:
Raw materials	$6,240	$5,983
Work-in-process	4,667	4,705
Finished goods	32,411	14,267

	$43,318	$24,955

Deferred taxes and other current assets:
Prepaid expenses	$5,346	$2,406
Forward contracts receivable	2,942	—
Deferred taxes	3,813	1,126
VAT receivable	3,000	1,919
Other	515	1,922

	$15,616	$7,373

Property and equipment, net:
Computer equipment and software	$80,203	$49,157
Furniture and fixtures	3,890	2,865
Leasehold improvements	26,590	18,899

	110,683	70,921
Less: Accumulated depreciation and amortization	(48,308)	(34,115)

	$62,375	$36,806

Deferred taxes and other long-term assets:
Equity investments in private companies	$4,424	$3,000
Deferred taxes	2,083	1,316
Restricted cash	3,388	3,317
Other assets	524	656

	$10,419	$8,289

Accrued liabilities:
Payroll and related expenses	$37,067	$15,018
Accrued expenses	10,104	6,026
Product warranty liability	4,447	1,097
Forward contracts payable	—	1,149
Development project	640	3,000
Other	5,621	4,801

	$57,879	$31,091

Other long-term liabilities:
Income tax payable	$8,838	$3,365
Deferred rent	2,797	2,849

	$11,635	$6,214

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:

        On February 7, 2011, the Company acquired Voltaire Ltd. ("Voltaire"), an Israeli-based public company, pursuant to an Agreement of Merger (the "Merger Agreement") dated November 29, 2010.

        The Company's allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885

Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)

Total liabilities	(17,975)

Total purchase price allocation	$213,968

        Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized were:

	Fair value	Weighted average useful life
	(in thousands)	(in years)
Developed technology	$20,378	2 - 3
In-process research and development	2,754	—
Customer relationship	10,956	4 - 5
Customer contract	1,529	2
Backlog	435	Less than 1

Total acquired intangible assets	$36,052

        In-process research and development ("IPR&D") represents projects that had not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. Acquired IPR&D consisted of three projects: Unified Fabric Manager, or "UFM", Acceleration software and Ethernet. Each of these projects is focused on integrating new technologies, improving product performance and broadening features and functionalities. The Acceleration software and Ethernet projects were completed during the year ended December 31, 2011. The UFM project was completed during the second quarter of 2012.

        The goodwill recognized from the acquisition of Voltaire resulted primarily from the Company's anticipated enhanced position in providing end-to-end connectivity solutions, expanding its software and hardware offerings and strengthening its engineering team and sales force. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present. Goodwill is not expected to be deductible for tax purposes.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:

  Fair value hierarchy:

        The Company measures its cash equivalents and marketable securities at fair value. The Company's cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2012 and December 31, 2011, the Company did not have any assets or liabilities valued based on Level 3 valuations.

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2012.

	Level 1	Level 2	Total
		(in thousands)
Certificates of deposit	$—	$90,431	$90,431
U.S. Government and agency securities	—	115,129	115,129
Commercial paper	—	34,947	34,947
Corporate bonds	—	61,462	61,462
Foreign government bonds	—	7,530	7,530
Forward contracts	—	2,942	2,942

Total financial assets	$—	$312,441	$312,441

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2011.

	Level 1	Level 2	Total
		(in thousands)
Money market funds	$105,246	$—	$105,246
Certificates of deposit	—	50,152	50,152
U.S. Government and agency securities	—	251	251
Corporate bonds	—	5,217	5,217
Foreign government bonds	—	957	957

Total financial assets	$105,246	$56,577	$161,823

Forward contracts	—	1,149	1,149

Total financial liabilities	$—	$1,149	$1,149

        There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2012 and 2011.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:

  Cash, cash equivalents and short-term investments:

        At December 31, 2012 and 2011, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2012
	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$110,148	$—	$110,148
Certificates of deposit	90,437	(6)	90,431
U.S. Government and agency securities	115,179	(50)	115,129
Commercial paper	34,977	(30)	34,947
Corporate bonds	61,543	(81)	61,462
Foreign government bonds	7,511	19	7,530

Total investments in marketable securities	$419,795	$(148)	$419,647
Less amounts classified as cash and cash equivalents	(117,054)	—	(117,054)

	$302,741	$(148)	$302,593

	December 31, 2011
	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$71,808	$—	$71,808
Money market funds	105,246	—	105,246
Certificates of deposit	50,170	(18)	50,152
U.S. Government and agency securities	250	1	251
Corporate bonds	5,215	2	5,217
Foreign government bonds	957	0	957

Total investments in marketable securities	$233,646	$(15)	$233,631
Less amounts classified as cash and cash equivalents	(181,258)	—	(181,258)

	$52,388	$(15)	$52,373

Realized gains upon the sale of marketable securities were approximately $0.9 million and less than $0.1 million for the years ended December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS: (Continued)

        The contractual maturities of debt securities at December 31, 2012 and December 31, 2011 were as follows:

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$58,758	$58,724	$42,670	$42,660
Due in one to three years	243,983	243,869	9,718	9,713

	$302,741	$302,593	$52,388	$52,373

  Investments in privately-held company:

        As of December 31, 2012, the Company held a $4.4 million investment in a privately-held company. This investment is accounted for under the cost method, net of impairment write down. The Company monitors the investment and if facts and circumstances indicate that the investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

        The following table represents changes in the carrying amount of goodwill (in thousands):

December 31, 2011	$132,885
Adjustments	—

December 31, 2012	$132,885

        The carrying amounts of intangible assets as of December 31, 2012 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(946)	$—
Developed technology	23,132	(14,695)	8,437
Customer relationships	10,956	(3,328)	7,628
Customer contract	1,529	(1,460)	69

Total intangible assets	$36,563	$(20,429)	$16,134

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

        Amortization expense of intangible assets totaled approximately $9.3 million, $9.4 million and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2013	$9,679
2014	3,824
2015	1,060
2016	786
2017 and thereafter	785

$16,134

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:

        The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into forward contracts to manage its exposure to changes in the exchange rate of the NIS against the U.S. dollar. The Company's primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's forward contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

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

de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company's hedge effectiveness, is recognized as other income, net immediately. As of December 31, 2012, the Company had forward contracts in place that hedged future operating expenses of approximately 219.9 million NIS, or approximately $58.9 million based upon the exchange rate as of December 31, 2012. The forward contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. At December 31, 2011, the Company had forward contracts in place that hedged future operating expenses of approximately 167.1 million NIS, or approximately $43.7 million based upon the exchange rate as of December 31, 2011.

        The Company does not use derivative financial instruments for purposes other than cash flow hedges.

  Fair Value of Derivative Contracts

        The fair value of derivative contracts as of December 31, 2012 and December 31, 2011 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31,		December 31,
	2012	2011	2012	2011
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$2,942	$—	$—	$1,149

Total derivatives designated as hedging instruments	$2,942	$—	$—	$1,149

  Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

        The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2012 and 2011, and their impact on OCI for the year ended December 31, 2012 (in thousands):

December 31, 2011	$(1,149)
Amount of gain recognized in OCI (effective portion)	3,198
Amount of loss reclassified from OCI to income (effective portion)	893

December 31, 2012	$2,942

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

  Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations

        The impact of derivative contracts on total operating expenses in the years ended December 31, 2012, 2011 and 2010 was:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(893)	$1,223	$563

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the years ended December 31, 2012 and 2011.

NOTE 8—EMPLOYEE BENEFIT PLANS:

        The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were approximately $522,000, $422,000 and $286,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The severance pay detail is as follows:

	December 31,
	2012	2011
	(in thousands)
Accrued severance liability	$11,821	$10,433
Severance assets	8,907	7,767

Unfunded portion	$2,914	$2,666

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS: (Continued)

        Severance expenses for the years ended December 31, 2012, 2011 and 2010 were $4.3 million, $3.9 million and $2.2 million, respectively.

        In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, the Company contributes up to 6% of employee monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined pension contribution plan expenses were $3.2 million, $2.5 million and $1.3 million in the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

  Leases

        The Company leases office space and motor vehicles under operating leases with various expiration dates through 2021. Rent expense was approximately $6.8 million, $6.6 million and $2.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $4.1 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

        At December 31, 2012, future minimum lease payments under non-cancelable operating and capital leases totaled approximately $52.7 million. For the years ended December 31, 2012 and 2011, the accumulated amortization for assets under capital lease agreements totaled approximately $0.3 million and $0.1 million, respectively. At December 31, 2012, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2013	$1,268	$13,003
2014	1,260	10,536
2015	1,114	6,177
2016	503	4,750
2017 and beyond	—	14,436

Total minimum lease payments	$4,145	$48,902

Less: Amount representing interest	(57)

Present value of capital lease obligations	4,088
Less: Current portion	(1,253)

Long-term portion of capital lease obligations	$2,835

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

  Purchase commitments

        At December 31, 2012, the Company had non-cancelable purchase commitments of $59.0 million, $57.9 million of which is expected to be paid in 2013 and $1.1 million in 2014 and beyond.

  Legal proceedings

  Avago Technologies Fiber (IP) Singapore Pte. Ltd.

        On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, "Avago") filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, "Respondents") with the United States International Trade Commission (Inv. No. 337-TA-860). The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago. Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event we are not successful in defending the Avago claims, we could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Barnicle Case

        On February 7, 2013, Mellanox Technologies, Ltd., the Company's President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, Patrick Barnicle, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CIV 925. The complaint was filed by Patrick Barnacle for himself as plaintiff and, purportedly, on behalf of persons purchasing the Company's ordinary shares between April 19, 2012 and January 2, 2013 (the "Class Period"), and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, during the Class Period, the defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company's business and outlook. Plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney's fees, and any other relief deemed just and proper by the court. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

  Ryan Case

        On February 14, 2013, Mellanox Technologies, Ltd., the Company's President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, David R. Ryan, Jr., on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1047. The factual allegations and legal claims asserted in the Ryan complaint, as well as the relief sought and the proposed class and class period in the Ryan complaint, are substantially the same as in the Barnicle case described above. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Petrov Case

        On February 22, 2013, Mellanox Technologies, Ltd., the Company's President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, Valentin Petrov, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1225. The complaint was filed by Valentin Petrov for himself as plaintiff and, purportedly, on behalf of persons purchasing the Company's ordinary shares between April 19, 2012 and January 2, 2013 (the "Class Period"), and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, during the Class Period, the defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company's business and outlook. Plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney's fees, and any other relief deemed just and proper by the court. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

NOTE 10—SHARE INCENTIVE PLANS:

        The Company has five option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans"), the 2006 Global Share Incentive Plan (the "Global Plan") and the Global Share Incentive Assumption Plan 2010 (the "Assumption Plan").

        The Company has authorized for issuance under the Global Plan an aggregate of 3,428,571 ordinary shares, plus the number of ordinary shares available for issuance under the Prior Plans that are not subject to outstanding options, as of the effective date of the Global Plan.

        The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2013, 2012 and 2011, respectively.

        The number of ordinary shares reserved for issuance under the Company's Assumption Plan will increase automatically on the first day of each fiscal year, beginning in 2012, by a number of ordinary shares equal to the lower of: (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1, 2013, and 2012, respectively.

        The following table summarizes the share option awards activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2009	6,403,679	$8.38
Options granted	605,340	$21.73
Options exercised	(1,338,223)	$5.15
Options canceled	(235,822)	$10.99

Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	1,060,938	$21.80
Options exercised	(1,586,577)	$8.83
Options canceled	(202,986)	$16.46

Outstanding at December 31, 2011	4,706,349	$13.42

Options granted	879,160	$70.72
Options exercised	(2,161,628)	$10.96
Options canceled	(137,959)	$28.33

Outstanding at December 31, 2012	3,285,922	$29.74

        The weighted average fair value of options granted was approximately $38.66, $18.51 and $12.51 for the years ended December 31, 2012, 2011 and 2010, respectively.

        The total pretax intrinsic value of options exercised in 2012 was $136.1 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $59.38 on December 31, 2012, the total pretax intrinsic value of all outstanding options awards was $112.4 million. The total pretax intrinsic value of exercisable options at December 31, 2012 was $88.4 million.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The following tables provide additional information about all options outstanding and exercisable at December 31, 2012:

	Options Outstanding at December 31, 2012
				Options Exercisable at December 31, 2012
		Weighted Average Remaining Contractual Life (Years)
Range of Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$2.63 - $8.23	390,188	5.33	$7.77	387,184	$7.77
$8.45 - $9.19	340,168	4.68	$9.01	326,966	$9.03
$10.23 - $10.23	669,609	6.04	$10.23	641,076	$10.23
$10.50 - $18.87	331,007	6.48	$14.37	249,142	$13.97
$18.97 - $27.72	349,422	7.46	$23.08	154,294	$23.13
$29.03 - $34.00	363,133	8.55	$31.19	101,665	$30.83
$35.12 - $66.07	502,255	9.09	$52.98	27,439	$35.12
$79.38 - $79.38	26,700	9.83	$79.38	—	$—
$101.37 - $101.37	313,290	9.61	$101.37	—	$—
$1,003.13 - $1,003.13	150	0.40	$1,003.13	150	$1,003.13

$2.63 - $1,003.13	3,285,922	7.12	$29.74	1,887,916	$12.62

        The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2009	—	$—
Restricted share units granted	437,008	19.93
Restricted share units vested	(11,668)	22.54
Restricted share units canceled	(10,395)	19.89

Non-vested restricted share units at December 31, 2010	414,945	$19.86

Restricted share units granted	1,143,142	27.00
Restricted share units vested	(224,005)	20.02
Restricted share units canceled	(142,409)	24.97

Non-vested restricted share units at December 31, 2011	1,191,673	$26.05

Restricted share units granted	1,110,230	42.88
Restricted share units vested	(480,150)	24.65
Restricted share units canceled	(58,593)	30.39

Non-vested restricted share units at December 31, 2012	1,763,160	$36.29

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The weighted average fair value of restricted share units granted was $42.88, $27.00 and $19.93 for the years ended December 31, 2012, 2011 and 2010, respectively. The total intrinsic value of all outstanding restricted share units was $104.7 million as of December 31, 2012.

        The Employee Share Purchase Plan, or ESPP, is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,585,712 shares. 1,085,712 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In August 2012, the Company reserved for issuance 1,500,000 additional shares under the ESPP. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2012 and 2011, 219,442 and 243,256 shares, respectively, were issued under the ESPP at weighted average per share prices of $28.57 and $18.31, respectively. At December 31, 2012, 1,494,460 shares were available for future issuance under the ESPP.

        The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2012:

Number of Shares
Share options outstanding	3,285,922
Restricted share units outstanding	1,763,160
Share authorized for future issuance	918,275
ESPP shares available for future issuance	1,494,460

Total shares reserved for future issuance as of December 31, 2012	7,461,817

Share-based compensation

        The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The following weighted average assumptions are used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2012, 2011 and 2010:

	Employee Share Options			Employee Share Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Dividend yield, %	—	—	—	—	—	—
Expected volatility, %	56.6	55.9	59.8	68.05	41.8	54.7
Risk free interest rate, %	1.02	1.72	2.18	0.12	0.10	0.10
Expected life, years	6.25	6.25	6.23	0.53	0.53	0.53

        The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$1,621	$980	$385
Research and development	19,356	11,906	8,031
Sales and marketing	8,055	4,894	2,730
General and administrative	5,987	3,632	2,955

Total share-based compensation expense	$35,019	$21,412	$14,101

Share-based compensation expense by type of award:
Share options	$14,104	$12,568	$11,017
ESPP	2,851	1,686	1,053
RSU	18,064	7,158	2,031

Total share-based compensation expense	$35,019	$21,412	$14,101

        At December 31, 2012, there was $84.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.74 years.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES:

        The components of income before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$6,709	$3,479	$2,324
Foreign	112,858	9,873	20,979

Income before income taxes	$119,567	$13,352	$23,303

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
U.S. federal	$6,178	$2,838	$1,660
State and local	890	437	462
Foreign	4,573	907	262

	11,641	4,182	2,384

Deferred:
U.S. federal	$(2,805)	$(658)	$(848)
State and local	(226)	(149)	46
Foreign	(423)	—	8,181

	(3,454)	(807)	7,379

Provision for taxes on income	$8,187	$3,375	$9,763

        At December 31, 2012 and 2011, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$30,644	$23,078
Research and development costs	—	3,866
Reserves and accruals	7,499	3,940
Depreciation and amortization	(174)	49

Gross deferred tax assets	37,969	30,933
Valuation allowance	(32,073)	(28,491)

Net deferred tax assets	$5,896	$2,442

        The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES: (Continued)

negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance.

        At December 31, 2012, the Company had foreign net operating loss carryforwards of approximately $106.3 million. The foreign net operating losses have no expiration date.

        The Company has not provided for Israeli income and foreign withholding taxes on $7.9 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2012. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore cannot quantify the related tax liability.

        The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at statutory rate	35.0%	34.0%	34.0%
State, net of federal benefit	0.5	2.2	1.1
Meals and entertainment	0.1	0.4	0.1
Tax at rates other than the statutory rate	(32.9)	(15.6)	5.6
Share-based compensation	(0.1)	3.2	1.6
Other, net	4.2	1.0	(0.5)

Provision for taxes	6.8%	25.2%	41.9%

        The Company calculates the pool of excess tax benefits available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital (APIC) pool (net tax benefit situation). For the years ended December 31, 2012 and 2011, the Company recognized a tax benefit to APIC of $5.1 million and $2.4 million, respectively.

        The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and "Beneficiary Enterprise" status form the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Income that is attributable to the Company's operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally 10-25%, depending on the percentage of foreign investment in the Company) for the following five to eight years. The Beneficiary Enterprise tax

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—INCOME TAXES: (Continued)

holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2020 and the Tax Holiday for the Company's Tel-Aviv operations will expire between the years 2015 and 2018. The tax holiday has resulted in a tax savings of $27.4 million and 3.8 million in the year 2012 and 2011 respectively, increasing diluted earnings per share by approximately $0.62 and $0.10 in the year ended December 31, 2012 and 2011.

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

        As of December 31, 2012 and 2011, the unrecognized tax benefits totaled approximately $9.7 million and $4.1 million, respectively, which would reduce the Company's income tax expense and effective tax rate, if recognized.

        The following summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2012	2011
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$4,063	$1,754
Increases in tax positions for prior years	120	985
Decreases in tax positions for prior years	—	(523)
Increases in tax positions for current year	5,533	1,847
Decreases in tax positions for current year	—	—

Gross unrecognized tax benefits, end of the period	$9,716	$4,063

        It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2012, 2011 and 2010, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $0.4 million, $0.2 million and less than $0.1 million, respectively. For unrecognized tax benefits that existed at December 31, 2012, the Company does not anticipate any significant changes within the next twelve months.

        The Company files income tax returns in the U.S. federal jurisdictions, and various states and foreign jurisdictions. The 2009 through 2012 tax years are open and may be subject to potential examination in one or more jurisdictions.

NOTE 12—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP:

        The Company operates in one reportable segment, the development, manufacturing, marketing and sales of semiconductor interconnect products. The Company's chief operating decision maker is the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP: (Continued)

chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

        Revenues by geographic region are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$220,681	$120,385	$67,166
China	102,957	33,681	17,256
Israel	2,483	1,867	10,265
Europe	62,788	39,566	20,003
Other Americas	26,000	15,912	2,456
Other Asia	85,890	47,840	37,494

Total revenue	$500,799	$259,251	$154,640

        Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

        Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2012	2011
	(in thousands)
Israel	$61,388	$36,207
United States	987	599

Total property and equipment, net	$62,375	$36,806

        Property and equipment, net is attributed to the geographic location in which it is located.

        Revenues by product group are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
ICs	$95,103	$46,564	$57,030
Boards	155,670	98,004	67,085
Switch systems and gateways	168,231	76,398	19,461
Cables, accessories and other	81,795	38,285	11,064

Total revenue	$500,799	$259,251	$154,640

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—OTHER INCOME, NET:

        Other income, net, is summarized in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income and gain on sale of investments, net	$1,699	$630	$1,128
Foreign exchange gain (loss)	(294)	374	(316)
Loss on equity investment in privately-held companies	—	—	(750)
Other	(146)	(245)	(197)

Total other income (loss), net	$1,259	$759	$(135)

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$557	$82	$—	$639
Allowance for sales returns and adjustments	337	(258)	—	79
Income tax valuation allowance	28,491	3,582	—	32,073

Total	$29,385	$3,406	$—	$32,791

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$402	$155	$—	$557
Allowance for sales returns and adjustments	75	262	—	337
Income tax valuation allowance	3,245	25,267	(21)	28,491

Total	$3,722	$25,684	$(21)	$29,385

Year ended December 31, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$290	$112	$—	$402
Allowance for sales returns and adjustments	15	60	—	75
Income tax valuation allowance	3,186	188	(129)	3,245

Total	$3,491	$360	$(129)	$3,722

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2013.

MELLANOX TECHNOLOGIES, LTD.
By:	/s/ EYAL WALDMAN Eyal Waldman President and Chief Executive Officer

        KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eyal Waldman and Jacob Shulman, and each of them, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ EYAL WALDMAN Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	February 25, 2013
/s/ JACOB SHULMAN Jacob Shulman	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 25, 2013
/s/ DOV BAHARAV Dov Baharav	Director	February 25, 2013
/s/ GLENDA DORCHAK Glenda Dorchak	Director	February 25, 2013
/s/ IRWIN FEDERMAN Irwin Federman	Director	February 25, 2013

Signature	Title	Date

/s/ AMAL JOHNSON Amal Johnson	Director	February 25, 2013
/s/ THOMAS J. RIORDAN Thomas J. Riordan	Director	February 25, 2013
/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	February 25, 2013

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
1.1(1)		Underwriting Agreement, dated as of September 20, 2011, by and between Mellanox Technologies, Ltd. and J.P. Morgan Securities LLC, as representative of the several underwriters named therein.

2.1(2)		Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

3.1(3)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(4	)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2(5	)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3(6	)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4(7)		Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5(8)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended August 23, 2001 (as translated from Hebrew).

10.6(9	)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.7(10	)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.8(11	)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.9(12	)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.10(13	)*	Mellanox Technologies, Ltd Amended and Restated 2006 Employee Share Purchase Plan.

10.11(14)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended May 15, 2007 (as translated from Hebrew).

10.14(15)		Lease Contract, dated May 9, 2001, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord, as amended September 4, 2007 (as translated from Hebrew).

10.15(16)		Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.16(17	)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

Exhibit No.	Description of Exhibit
10.17(18)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

21.1	List of Company Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this annual report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(19)	XBRL Instance Document

101.SCH(19)	XBRL Taxonomy Extension Schema Document

101.CAL(19)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(19)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(19)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF(19)	XBRL Taxonomy Extension Definition Linkbase Document

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

(5)
Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)
Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)
Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (SEC File No. 001-33299) filed on April 11, 2011.

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

(13)
Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 19, 2012.

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