Form 10-Q
period 2013-03-31
Mellanox Technologies, Ltd.
filed 2013-05-03
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 25, 2013, was 43,160,173.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,259	$117,054
Short-term investments	269,935	302,593
Restricted cash	3,316	3,229
Accounts receivable, net	59,145	58,516
Inventories	45,672	43,318
Deferred taxes and other current assets	16,762	15,616
Total current assets	521,089	540,326
Property and equipment, net	67,229	62,375
Severance assets	9,402	8,907
Intangible assets, net	20,006	16,134
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	14,471	10,419
Total assets	$765,082	$771,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,829	$37,431
Accrued liabilities	54,168	57,879
Deferred revenue	11,159	12,018
Capital lease liabilities, current	1,251	1,253
Total current liabilities	92,407	108,581
Accrued severance	12,327	11,821
Deferred revenue	8,499	8,366
Capital lease liabilities	2,558	2,835
Other long-term liabilities	12,471	11,635
Total liabilities	128,262	143,238
Commitments and Contingencies (Note 7)
Shareholders’ equity :
Ordinary shares	181	178
Additional paid-in capital	505,340	488,365
Accumulated other comprehensive income	3,285	2,794
Retained earnings	128,014	136,471
Total shareholders’ equity	636,820	627,808
Total liabilities and shareholders’ equity	$765,082	$771,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share data)
Total revenues	$83,080	$88,738
Cost of revenues	28,948	28,888
Gross profit	54,132	59,850
Operating expenses:
Research and development	38,149	28,958
Sales and marketing	16,414	12,805
General and administrative	7,485	4,857
Total operating expenses	62,048	46,620
Income (loss) from operations	(7,916)	13,230
Other income, net	213	184
Income (loss) before taxes	(7,703)	13,414
Provision for taxes on income	(754)	(968)
Net income (loss)	$(8,457)	$12,446
Net income (loss) per share — basic	$(0.20)	$0.31
Net income (loss) per share — diluted	$(0.20)	$0.29
Shares used in computing income per share:
Basic	42,901	40,014
Diluted	42,901	42,427

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)
Net income (loss)	$(8,457)	$12,446
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	58	(129)
Change in unrealized gains/losses on derivative contracts, net	433	1,325
Total comprehensive income (loss), net of tax	$(7,966)	$13,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(8,457)	$12,446
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,350	5,288
Deferred income taxes	(1,051)	(363)
Share-based compensation	10,375	7,242
Gain on sale of investments	(223)	(173)
Excess tax benefits from share-based compensation	(932)	(957)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(629)	1,106
Inventories	(2,866)	(7,735)
Prepaid expenses and other assets	(178)	434
Accounts payable	(6,898)	2,061
Accrued liabilities and other liabilities	(3,095)	4,246
Net cash (used in) provided by operating activities	(6,604)	23,595
Cash flows from investing activities:
Purchase of severance-related insurance policies	(186)	(194)
Purchases of short-term investments	(55,176)	(100,239)
Proceeds from sales of short-term investments	60,618	513
Proceeds from maturities of short-term investments	27,497	3,581
Decrease in restricted cash deposit	—	94
Purchase of property and equipment	(13,941)	(4,495)
Purchase of intangible assets	(6,327)	—
Purchase of equity investment in a private company	(3,000)	—
Net cash provided by (used in) investing activities	9,485	(100,740)
Cash flows from financing activities:
Principal payments on capital lease obligations	(279)	(79)
Proceeds from exercise of share awards	5,671	6,199
Excess tax benefit from share-based compensation	932	957
Net cash provided by financing activities	6,324	7,077
Net increase (decrease) in cash and cash equivalents	9,205	(70,068)
Cash and cash equivalents at beginning of period	117,054	181,258
Cash and cash equivalents at end of period	$126,259	$111,190

Non-cash investing and financing activities:
Unpaid property and equipment	$(4,704)	$—
Inventory capitalization	$512	$444

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 25, 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter.

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

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2013	2012
IBM	19%	24%
Hewlett Packard	16%	18%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	March 31, 2013	December 31, 2012
IBM	25%	21%
Hewlett Packard	14%	*

*                      Less than 10%

At March 31, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three months ended March 31, 2013 and March 31, 2012 were $6.9 million and $4.8 million, respectively, and were conducted at arm’s-length. At March 31, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.3 million and $0.2 million, respectively.

Product warranty

Changes in the Company’s liability for product warranty during the three months ended March 31, 2013 and 2012 are included in Accrued liabilities and are as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of the period	$4,447	$1,097
Warranties issued during the period	2,820	228
Reversal of warranty reserves	(489)	(35)
Settlements during the period	(3,259)	(175)
Balance, end of the period	$3,519	$1,115

Net income per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$(8,457)	$12,446
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	42,901	40,014
Dilutive effect of employee share option plans	—	2,413
Shares used to compute diluted net income (loss) per share	42,901	42,427
Net income (loss) per share — basic	$(0.20)	$0.31
Net income (loss) per share — diluted	$(0.20)	$0.29

The Company excluded 750,351 and 602,908 outstanding shares for the three months ended March 31, 2013 and March 31, 2012, respectively, from the computation of diluted net income (loss) per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2013, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in February, 2013, related to reclassifications out of accumulated other comprehensive income (“OCI”). Under this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The Company elected to present the information in the notes to the Company’s unaudited condensed consolidated financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31, 2013	December 31, 2012
	(in thousands)
Accounts receivable, net:
Accounts receivable	$59,784	$59,155
Less: allowance for doubtful accounts	(639)	(639)
	$59,145	$58,516
Inventories:
Raw materials	$11,749	$6,240
Work-in-process	14,683	4,667
Finished goods	19,240	32,411
	$45,672	$43,318

Deferred taxes and other current assets:
Prepaid expenses	$5,584	$5,346
Forward contracts receivable	3,375	2,942
Deferred taxes	3,813	3,813
VAT receivable	3,248	3,000
Other	742	515
	$16,762	$15,616
Property and equipment, net:
Computer equipment and software	$74,825	$80,203
Furniture and fixtures	3,777	3,890
Leasehold improvements	27,884	26,590
	106,486	110,683
Less: Accumulated depreciation and amortization	(39,257)	(48,308)
	$67,229	$62,375

Deferred taxes and other long-term assets:
Equity investments in private companies	$7,424	$4,424
Deferred taxes	3,134	2,083
Restricted cash	3,393	3,388
Other assets	520	524
	$14,471	$10,419
Accrued liabilities:
Payroll and related expenses	$35,068	$37,067
Accrued expenses	10,379	10,104
Product warranty liability	3,519	4,447
Development project	69	640
Other	5,133	5,621
	$54,168	$57,879
Other long-term liabilities:
Income tax payable	$9,521	$8,838
Deferred rent	$2,750	$2,797
Other	200	—
	$12,471	$11,635

NOTE 3 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of March 31, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of March 31, 2013. There were no financial liabilities as of March 31, 2013.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposits	$—	$92,014	$92,014
U.S. Government and agency securities	—	67,553	67,553
Commercial paper	—	24,487	24,487
Corporate bonds	—	92,071	92,071
Forward contracts	—	3,375	3,375
Total financial assets	$—	$279,500	$279,500

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2012. There were no financial liabilities as of December 31, 2012.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposit	$—	$90,431	$90,431
U.S. Government and agency securities	—	115,129	115,129
Commercial paper	—	34,947	34,947
Corporate bonds	—	61,462	61,462
Foreign government bonds	—	7,530	7,530
Forward contracts	—	2,942	2,942
Total financial assets	$—	$312,441	$312,441

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2013.

NOTE 4 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$120,069	$—	$120,069
Certificates of deposits	92,028	(14)	92,014
U.S. Government and agency securities	67,575	(22)	67,553
Commercial paper	24,469	18	24,487
Corporate bonds	92,143	(72)	92,071
Total investments	$396,284	$(90)	$396,194
Less amounts classified as cash and cash equivalents	(126,259)	—	(126,259)
	$270,025	$(90)	$269,935

	December 31, 2012
	Amortized Cost	Net Unrealized Gains (Losses)	Estimated Fair Value
	(in thousands)
Cash	$110,148	$—	$110,148
Certificates of deposit	90,437	(6)	90,431
U.S. Government and agency securities	115,179	(50)	115,129
Commercial paper	34,977	(30)	34,947
Corporate bonds	61,543	(81)	61,462
Foreign government bonds	7,511	19	7,530
Total investments in marketable securities	$419,795	$(148)	$419,647
Less amounts classified as cash and cash equivalents	(117,054)	—	(117,054)
	$302,741	$(148)	$302,593

Realized gains upon the sale of marketable securities were less than $0.1 million for the three months ended March 31, 2013 and March 31, 2012. At March 31, 2013, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of available-for-sale securities at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$64,690	$64,677	$58,758	$58,724
Due in one to three years	205,335	205,258	243,983	243,869
	$270,025	$269,935	$302,741	$302,593

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of $0.7 million at March 31, 2013 and December 31, 2012 that represented tenant security deposits restricted due to the tenancy agreements and $2.6 million at March 31, 2013 and December 31, 2012, that represented security deposits restricted due to foreign exchange management agreements with two banks.

Investments in privately-held companies

During the first quarter of 2013, the Company invested $3.0 million in a privately-held company, and as of March 31, 2013, the Company held a total of $7.4 million investments in two privately-held companies. Both of these investments are accounted for under the cost method, net of impairment write down.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2012	$132,885
Adjustments	—
Balance as of March 31, 2013	$132,885

The carrying amounts of intangible assets as of March 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Developed technology	$29,459	$(16,642)	$12,817
Customer relationships	10,956	(3,767)	7,189
Customer contract	1,529	(1,529)	—
Total intangible assets	$41,944	$(21,938)	$20,006

The carrying amounts of intangible assets as of December 31, 2012 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(946)	$—
Developed technology	23,132	(14,695)	8,437
Customer relationships	10,956	(3,328)	7,628
Customer contract	1,529	(1,460)	69
Total intangible assets	$36,563	$(20,429)	$16,134

Amortization expense of intangible assets was $2.4 million and $2.4 million for the three months ended March 31, 2013 and 2012, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2013	$7,850
2014	4,843
2015	2,081
2016	1,482
2017 and thereafter	3,750
$20,006

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES:

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

The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of March 31, 2013, the Company had forward contracts in place that hedged future operating expenses of approximately 212.3 million NIS, or approximately $58.2 million based upon the exchange rate as of March 31, 2013. The forward contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of March 31, 2013 and December 31, 2012 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$3,375	$2,942	$—	$—
Total derivatives designated as hedging instruments	$3,375	$2,942	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of March 31, 2013 and December 31, 2012, and their impact on OCI for the three months ended March 31, 2013 (in thousands):

December 31, 2012	$2,942
Amount of gain recognized in OCI (effective portion)	1,712
Amount of gain reclassified from OCI to income (effective portion)	(1,279)
March 31, 2013	$3,375

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,279	$(137)

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three months ended March 31, 2013 and 2012.

NOTE 7— COMMITMENTS AND CONTINGENCIES:

Leases

As of March 31, 2013, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2013	$1,270	$10,156
2014	1,261	11,878
2015	1,114	7,905
2016	220	6,453
2017 and beyond	—	15,543
Total minimum lease payments	$3,865	$51,935
Less: Amount representing interest	(56)
Present value of capital lease obligations	3,809
Less: Current portion	(1,251)
Long-term portion of capital lease obligations	$2,558

Purchase commitments

At March 31, 2013, the Company had non-cancelable purchase commitments of $46.7 million, of which $45.1 million is expected to be paid in 2013 and $1.6 million in 2014 and beyond.

Legal proceedings

The Company considers all legal claims on a quarterly basis in accordance with GAAP and, based on known facts, assesses whether potential losses are considered reasonably possible, probable and estimable.

The Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Unless otherwise specifically disclosed in this note, the Company has determined that no provision for liability nor disclosure is required related to any claim against us because: (a) there is not a reasonable possibility that a loss exceeding amounts already recognized (if any) may be incurred with respect to such claim; (b) a reasonably possible loss or range of loss cannot be estimated; or (c) such estimate is immaterial. All legal costs associated with litigation are expensed as incurred.

Litigation is inherently unpredictable. However, the Company believes that it has valid defenses with respect to the pending legal matters. It is possible, nevertheless, that the consolidated financial position, cash flows or results of operations could be negatively affected by an unfavorable resolution of one or more of such proceedings, claims or investigations.

Pending legal proceedings as of March 31, 2013 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd.

On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, “Avago”) filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, “Respondents”) with the United States International Trade Commission (Inv. No. 337-TA-860).  The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago.  Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty.  In the event we are not successful in defending the Avago claims, we could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Barnicle Case

On February 7, 2013, Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, Patrick Barnicle, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CIV 925. The complaint was filed by Patrick Barnacle for himself as plaintiff and, purportedly, on behalf of persons purchasing the Company’s ordinary shares between April 19, 2012 and January 2, 2013 (the “Class Period”), and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, during the Class Period, the defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company’s business and outlook. Plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper by the court. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Ryan Case

On February 14, 2013, Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, David R. Ryan, Jr., on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1047. The factual allegations and legal claims asserted in the Ryan complaint, as well as the relief sought and the proposed class and class period in the Ryan complaint, are substantially the same as in the Barnicle case described above. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Petrov Case

On February 22, 2013, Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO and CFO, were sued in a complaint filed in the United States District Court for the Southern District of New York naming it and them as defendants and entitled, Valentin Petrov, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1225. The complaint was filed by Valentin Petrov for himself as plaintiff and, purportedly, on behalf of persons purchasing the Company’s ordinary shares between April 19, 2012 and January 2, 2013 (the “Class Period”), and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaint alleges that, during the Class Period, the defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company’s business and outlook. Plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper by the court. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Weinberger Case

On February 20, 2013 a request for approval of a class action was filed in the Economic Division of the District Court of Tel Aviv-Jaffa against Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO, CFO and each of the members of  the Company’s board of directors (the “Israeli Claim”). The Israeli Claim was filed by Mr. Avigdor Weinberger (the “Claimant”).  The Israeli Claim alleges that the Company, the board members, the Company’s President and CEO, its former CFO and its current CFO are responsible for making misleading statements (or failing to disclose certain facts)  and filings to the public, as a result of which the shares of the Company were allegedly traded at a higher price than their true value during a period commencing on April 19, 2012 and ending January 2, 2013 and, therefore, these parties are responsible for damages caused to the purchasers of the Company’s shares on the Tel Aviv Stock Exchange during this time.  The Claimant seeks an award of compensation to the relevant shareholders for all damages caused to them, including attorney fees and Claimant’s fee and any other relief deemed just and proper by the court. On April 24, 2013, the Claimant and the Company filed a procedural agreement with the court to stay the Israeli Claim pending the completion of the Barnicle, Ryan and Petrov cases disclosed herein. On April 24, 2013, the Israeli court approved this procedural agreement and stayed the Israeli proceedings.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Infinite Data path Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”), and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All approximately 25 actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. Based on currently available information, the Company believes that the resolution of these proceedings are not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

NOTE 8 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,285,922	$29.74
Options granted	—	—
Options exercised	(135,769)	12.40
Options cancelled	(32,986)	60.14
Outstanding at March 31, 2013	3,117,167	$30.18

The total pretax intrinsic value of options exercised in the three months ended March 31, 2013 and 2012 was $5.5 million and $9.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $55.51 on March 28, 2013, the total pretax intrinsic value of all outstanding options was $95.7 million. The total pretax intrinsic value of exercisable options at March 31, 2013 was $80.2 million.

Restricted share units (“RSUs”) activity under the Company’s equity incentive plans in the three months ended March 31, 2013 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	639,730	51.38
Restricted share units vested	(332,244)	30.84
Restricted share units canceled	(45,664)	29.95
Non vested restricted share units at March 31, 2013	2,024,982	$41.18

The weighted average fair value of RSUs granted in the three months ended March 31, 2013 and 2012 was $51.38 and $37.09, respectively. The total intrinsic value of all outstanding restricted share units was $112.4 million and $82.9 million as of March 31, 2013 and 2012, respectively. The weighted average fair value of restricted share units granted was $42.88 for the year ended December 31, 2012. The total intrinsic value of all outstanding restricted share units was $104.7 million as of December 31, 2012.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2013:

Number of Shares

Share options outstanding	3,117,167
Restricted share units outstanding	2,024,982
Shares authorized for future issuance	1,324,135
ESPP shares available for future issuance	1,405,497
Total shares reserved for future issuance as of March 31, 2013	7,871,781

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the three months ended March 31, 2013 and 2012:

	Employee Share Options		Employee Share Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2013 (*)	2012	2013	2012
Dividend yield, %	—	—	—	—
Expected volatility, %	—	54.6	64.4	49.2
Risk free interest rate, %	—	1.38	0.11	0.10
Expected life, years	—	6.25	0.53	0.53
Estimated forfeiture rate, %	—	7.80	—	—

(*) During the three months ended March 31, 2013 there were no share options granted.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of goods sold	$464	$329
Research and development	5,808	4,181
Sales and marketing	2,124	1,642
General and administrative	1,979	1,090
Total share-based compensation expense	$10,375	$7,242

At March 31, 2013, there was $104.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.74 years.

At December 31, 2012, there was $84.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.74 years.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2013 and March 31, 2012:

	Unrealized Gains (Losses) on Available-for- Sale Securities	Gains (Losses) on Derivatives	Total
	(in thousands)
Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	61	1,712	1,773
Amounts reclassified from accumulated other comprehensive income/loss	(3)	(1,279)	(1,282)
Net current-period other comprehensive income/loss, net of taxes	58	433	491
Balance at March 31, 2013	$(90)	$3,375	$3,285

Balance at December 31, 2011	$(15)	$(1,149)	$(1,164)
Other comprehensive income (loss) before reclassifications	(129)	1,188	1,059
Amounts reclassified from accumulated other comprehensive income/loss	—	137	137
Net current-period other comprehensive income/loss, net of taxes	(129)	1,325	1,196
Balance at March 31, 2012	$(144)	$176	$32

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement of Operations
	(in thousands)
Gains (losses) on Derivatives	$(1,279)	Cost of revenues and Operating expenses
	(73)	Cost of revenues
	(985)	Research and development
	(106)	Sales and marketing
	(115)	General and administrative
	(1,279)
Unrealized gains (losses) on Available-for-Sale Securities	(3)	Other income, net

Total reclassifications for the period	$(1,282)	Total

NOTE 10 — INCOME TAXES:

As of March 31, 2013 and December 31, 2012, the Company had unrecognized tax benefits of $14.7 million and $9.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2013 and December 31, 2012, the amount of accrued interest and penalties totaled $0.5 million and $0.4 million, respectively. As of March 31, 2013, calendar years 2009 through 2012 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (9.8%) and 7.2% for the three months ended March 31, 2013 and 2012, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rate, offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2013 and results of operations for the three  months ended March 31, 2013 and March 31, 2012 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2012. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview

We are a fabless semiconductor company that produces and supplies high-performance interconnect products that facilitate efficient data transmission between servers, storage systems and communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch integrated circuits (“ICs”), adapter cards, switch systems, long-haul systems, gateway systems, software, services and cables as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the four largest server vendors, Hewlett-Packard, IBM, Dell and Fujitsu. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Hewlett-Packard, IBM, Isilon/EMC, NetApp, Oracle, TeraData and Xyratex. Additionally, our products are used as embedded solutions by companies such as Advantech, Dalsa Medical, Fujitsu, Mercury, GE Fanuc, Toshiba Medical and Sea Change International.

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

Revenues. We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Following the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users began to upgrade their systems. As a result, the company’s quarterly revenues increased sequentially from the first quarter through the third quarter of 2012.  Revenues have decreased sequentially from the third quarter of 2012 through the first quarter of 2013. The recent decrease was attributed primarily to a weaker demand environment, challenging macroeconomic conditions and a build-up of inventory at an OEM customer Revenues were $83.1 million for the three months ended March 31, 2013, compared to $88.7 million for the three months ended March 31, 2012, representing a decrease of approximately 6%.Our fiscal first quarter 2013 revenues are not necessarily indicative of future results.

To date, we have derived a substantial portion of our revenues from a relatively small number of customers. Sales to our top ten customers represented 74% and 79% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. Sales to customers representing 10% or more of revenues accounted for 35% and 42% of our total revenues for the three months ended March 31, 2013 and 2012, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

At March 31, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the three months ended March 31, 2013 were $6.9 million, and were conducted at arm’s-length. There were no other material transactions with Oracle during the three months ended March 31, 2013. Sales to Oracle mainly through its contract manufacturers for the three months ended March 31, 2012 were $4.8 million, and were conducted at arm’s-length. At March 31, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.3 million and $0.2 million, respectively.

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

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately eight to ten weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. Our inventory levels increased as a result of our revenues being lower than forecast at the time inventory purchase orders were placed.

We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a higher percentage of revenue deriving from sales of switch systems and cables, which generally yield lower gross margins. This trend will depend on overall customer demand for our products, our product mix, composition of our revenues by respective data rate, competitive product offerings and related pricing and our ability to reduce manufacturing costs

Operational Expenses

Research and Development Expenses.  Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, allocable facilities and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products. We anticipate that our research and development expenses will increase as we continue to invest in development of new products and technologies.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and business development, commission payments to external, sales representatives, advertising, and charges for trade shows, promotions, travel and allocable facilities and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales, marketing and business development personnel and increased marketing activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, and other professional service expenses for accounting, corporate legal fees and allocable facilities expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel to support our business activities.

Amortization of Intangible Assets. Amortization of intangible assets relates to intangible assets resulting from our acquisition of Voltaire Ltd. and purchases of patents and other license rights, which will be amortized over their estimated useful lives. Amortization is included in cost of revenues, research and development, sales and marketing or general and administrative expenses based upon the nature of the intangible asset.

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing when we first generate taxable income after setting off our losses from prior years. Income that is attributable to our operations in Tel Aviv, Israel will be exempt from income tax for a period of two years commencing when we first generate taxable income and will be subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the Company) for five to eight years thereafter. The Beneficiary Enterprise tax holiday associated with our Yokneam and Tel Aviv operations began in 2011. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2015 and 2018.

In the first quarter of 2013, we realigned some of our business activities and, as a result, may utilize carryforward net operating losses in one of our subsidiaries in the future. The valuation allowance established for deferred tax assets will be released if it becomes more likely than not that the subsidiary will generate sufficient future taxable income.

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

See our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Total revenues	100%	100%
Cost of revenues	35	33
Gross profit	65	67
Operating expenses:
Research and development	46	33
Sales and marketing	20	14
General and administrative	9	5
Total operating expenses	75	52
Income (loss) from operations	(10)	15
Other income, net	1	0
Provision for taxes on income	(1)	(1)
Net income (loss)	(10)%	14%

Comparison of the Three Months Ended March 31, 2013 to the Three Months Ended March 31, 2012

The following table represents our total revenues for the three months ended March 31, 2013 and 2012 by product category, interconnect protocol and data rate.

	Three Months Ended March 31,
Product category:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
ICs	$11,098	13.4%	$14,938	16.8%
Boards	23,668	28.5%	28,165	31.8%
Switch and gateway systems	35,558	42.8%	31,414	35.4%
Cables, accessories and other	12,756	15.3%	14,221	16.0%
Total revenue	$83,080	100.0%	$88,738	100.0%

	Three Months Ended March 31,
Interconnect protocol and data rate:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$41,832	50.4%	$27,730	31.2%
QDR	24,962	30.0%	40,296	45.4%
DDR	3,643	4.4%	8,049	9.1%
SDR	503	0.6%	232	0.3%
Total	70,940	85.4%	76,307	86.0%
Ethernet	7,840	9.4%	8,671	9.8%
Other	4,300	5.2%	3,760	4.2%
Total revenue	$83,080	100.0%	$88,738	100.0%

Revenues. Revenues were $83.1 million for the three months ended March 31, 2013 compared to $88.7 million for the three months ended March 31, 2012, representing a decrease of 6.4%. The year-over-year revenue decrease was primarily due to increased revenues in the three months ended March 31, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in the three months ended March 31, 2013 were negatively impacted by depletion of inventory accumulated at an OEM customer during the second half of 2012. Revenues for the three months ended March 31, 2013 are not necessarily indicative of future results.

Gross Profit and Margin.  Gross profit was $54.1 million for the three months ended March 31, 2013 compared to $59.9 million for the three months ended March 31, 2012, representing a decrease of 9.6%. As a percentage of revenues, gross margin decreased to 65.2% in the three months ended March 31, 2013 from 67.4% in the three months ended March 31, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in the three months ended March 31, 2013 while the portion of revenues attributable to switch and gateway systems increased. We garnish higher gross margins on sales of ICs and boards. Gross margin for the three months ended March 31, 2013 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$18,549	22.3%	$16,151	18.2%
Share-based compensation	5,808	7.0%	4,181	4.7%
Development and tape-out costs	5,366	6.5%	2,999	3.4%
Other	8,426	10.1%	5,627	6.3%
Total Research and development	$38,149	45.9%	$28,958	32.6%

Research and development expenses were $38.1 million in the three months ended March 31, 2013 compared to $29.0 million in the three months ended March 31, 2012, representing an increase of 31.7%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions. Development and design costs increased due to tape-out of our new product Connect X-3 Pro, and higher product test, software and qualification expenses. The increase in other research and development costs was primarily attributable to an increase in facilities and maintenance costs as well as higher depreciation expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$9,314	11.2%	$6,907	7.8%
Share-based compensation	2,124	2.6%	1,642	1.8%
Trade shows and promotions	2,502	3.0%	2,007	2.3%
Other	2,474	3.0%	2,249	2.5%
Total Sales and marketing	$16,414	19.8%	$12,805	14.4%

Sales and marketing expenses were $16.4 million for the three months ended March 31, 2013 compared to $12.8 million for the three months ended March 31, 2012, representing an increase of 28.2%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions. The increase in trade show and promotion costs was primarily due to higher expenses related to advertising and cost of equipment for customer product evaluations. The increase in other sales and marketing costs was primarily attributable to higher facilities and maintenance related costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$2,537	3.1%	$2,224	2.5%
Share-based compensation	1,979	2.4%	1,090	1.2%
Professional services	1,769	2.1%	1,220	1.4%
Other	1,200	1.4%	323	0.4%
Total General and administrative	$7,485	9.0%	$4,857	5.5%

General and administrative expenses were $7.5 million for the three months ended March 31, 2013 compared to $4.9 million for the three months ended March 31, 2012, representing an increase of 54.1%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions. The increase in professional services costs was primarily due to increased legal fees. The increase in other general and administrative costs was due to higher facilities and maintenance, depreciation and travel expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cost of goods sold	$464	$329
Research and development	5,808	4,181
Sales and marketing	2,124	1,642
General and administrative	1,979	1,090
Total share-based compensation expense	$10,375	$7,242

Share-based compensation expenses were $10.4 million for the three months ended March 31, 2013, compared to $7.2 million for the three months ended March 31, 2012, representing an increase of 43.3%. The increase in share-based compensation expense was primarily due to restricted share units granted to existing employees in April 2012 and grants to new employees throughout 2012.

At March 31, 2013, there was $104.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.74 years.

Other Income, Net. Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net remained unchanged at $0.2 million for the three months ended March 31, 2013 and 2012.

Provision for Taxes on Income. Provision for taxes on income was $0.8 million for the three months ended March 31, 2013, compared to $1.0 million for the three months ended March 31, 2012. The effective tax rate was approximately (9.8%) and 7.2% for the three months ended March 31, 2013 and 2012, respectively. The difference between our effective tax rates and the 35% federal statutory rate is primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate, partially offset by non-tax-deductible expenses such as share-based compensation expense, accrued unrecognized tax benefits and interest and penalties associated with unrecognized tax positions.

Liquidity and Capital Resources

Since our inception, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2013, our principal source of liquidity consisted of cash and cash equivalents of $126.3 million and short-term investments of $269.9 million. We expect that our current cash, cash equivalents, short-term investments, and cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$126,259	$117,054
Short-term investments	269,935	302,593
Restricted cash, current	3,316	3,229
Restricted cash, long-term	3,393	3,388
Total	$402,903	$426,264

Working capital	$428,682	$431,745

Our ratio of current assets to current liabilities was 5.6:1 at March 31, 2013 compared to 5.0:1 at December 31, 2012.

Operating activities

Net cash used by our operating activities amounted to $6.6 million and net cash provided by our operating activities amounted $23.6 million in the three months ended March 31, 2013 and 2012, respectively. Net cash used by operating activities in the three months ended March 31, 2013 was primarily attributable to the net loss of $8.5 million, adjusted by net non-cash items of $15.5 million and changes in assets and liabilities of $13.7 million. Non-cash expenses consisted primarily of $9.4 million of share-based compensation, net of the excess tax benefits, $7.4 million for depreciation and amortization, offset by a decrease of $1.1 million for deferred income taxes. The $13.7 million cash outflow from changes in assets and liabilities resulted from a decrease in accounts payable of $6.9 million due to lower manufacturing related purchases during the quarter, a decrease of $3.1 million in accrued liabilities primarily due to lower payroll accruals and manufacturing related liabilities, an increase in inventories of $2.9 million, and increases in accounts receivable of $0.6 million and in prepaid expenses and other assets of $0.2 million.

Net cash provided by our operating activities amounted to $23.6 million in the three months ended March 31, 2012. Net cash provided by operating activities in the three months ended March 31, 2012 was primarily attributable to the net income of $12.4 million, adjusted by net non-cash items of $11.0 million and changes in assets and liabilities of $0.1 million. Non-cash expenses consisted primarily of $6.3 million of share-based compensation, net of the excess tax benefits, and $5.3 million for depreciation and amortization. The $0.1 million cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $2.1 million due to the timing of purchases during the quarter, an increase of $4.2 million in accrued liabilities primarily due to higher payroll obligations and decreases in accounts receivable of $1.1 million and in prepaid expense and other assets of $0.4 million, partially offset by an increase in inventories of $7.7 million to support increased demand from our customers.

Investing activities

Net cash provided by investing activities was $9.5 million in the three months ended March 31, 2013. Cash provided by investing activities was primarily attributable to net sales and maturities of short-term investments of $32.9 million, partially offset by purchases of property and equipment of $13.9 million, purchases of intangible assets of $6.3 million and an equity investment of $3.0 million in a private company.

Net cash used in investing activities was $100.7 million in the three months ended March 31, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $96.1 million and purchases of property and equipment of $4.5 million.

Financing activities

Our financing activities generated $6.3 million in the three months ended March 31, 2013. Cash provided by financing activities was primarily due to proceeds of $5.7 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $0.9 million, partially offset by principal payments on capital lease obligations of $0.3 million.

Our financing activities generated $7.1 million in the three months ended March 31, 2012. Cash provided by financing activities was primarily due to proceeds of approximately $6.2 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of approximately $1.0 million, partially offset by principal payments on capital lease obligations of $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$3,865	$1,270	$2,595	$—	$—
Non-cancelable operating lease commitments	51,935	13,420	17,823	11,721	8,971
Purchase commitments	46,714	45,177	1,387	150	—
Total	$102,514	$59,867	$21,805	$11,871	$8,971

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, and interest bearing investments in U.S. government debt securities and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than $7.0 million in individual securities, except U.S. Treasury or agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $1.3 million at March 31, 2013. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar.  At March 31, 2013, approximately $10.4 million of our monthly operating expenses were denominated in NIS. As of March 31, 2013, we had forward contracts in place that hedged future operating expenses of approximately 212.3 million NIS, or approximately $58.2 million based upon the exchange rate on March 31, 2013. The forward contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial statements.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 7, “Commitments and Contingencies—Legal proceedings” of the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for a full description of legal proceedings and related contingencies and their effects on our condensed consolidated financial position, results of operations and cash flows.

We may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved, but which have general applicability to the semiconductor industry.

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, except for the following:

Risks Related to Our Business

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2013, sales to IBM and Hewlett-Packard accounted for 19% and 16%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. For the three months ended March 31, 2012, sales to IBM and Hewlett-Packard accounted for 24% and 18%, respectively, of our total revenues, while sales to our top ten customers accounted for 79% of our revenues. For the year ended December 31, 2012, sales to Hewlett-Packard and IBM accounted for 20% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 48% and 50% of our revenues in the three months ended March 31, 2013 and 2012, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. The Israeli rate of inflation amounted to 2.7%, 2.2% and 1.6% for the years ended December 31, 2010, 2011 and 2012, respectively and to 0.4% and 0% for the three months ended March 31, 2012 and 2013, respectively. The increase in value of the NIS against the U.S. dollar amounted 6.0% in the year ended December 31, 2010. The increase in value of the U.S dollar against the NIS amounted to 7.7% in the year ended December 31, 2011.The increase in value of the NIS against the U.S. dollar amounted to 2.3% in the year ended December 31, 2012. The increase in value of the U.S. dollar against the NIS amounted to 2.8% and 2.3% in the three months ended March 31, 2012 and 2013, respectively. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

Risks Related to Our Ordinary Shares

The ownership of our ordinary shares will continue to be highly concentrated, and your interests may conflict with the interests of our existing shareholders.

As of March 31, 2013, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings and Psagot Investments house Ltd beneficially owned an aggregate of approximately 35% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 41% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended March 31 2013, our shares traded as low as $41.75 and as high as $65.77 per share. During the last 52 weeks our shares traded as low as $39.71 per share and as high as $120.05 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

•               whether our operating results meet our guidance or the expectations of investors or securities analysts;

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

Date: May 3, 2013	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
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