Form 10-Q
period 2013-06-30
Mellanox Technologies, Ltd.
filed 2013-08-02
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 25, 2013, was 43,407,653.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$126,480	$117,054
Short-term investments	231,062	302,593
Restricted cash	50,356	3,229
Accounts receivable, net	67,602	58,516
Inventories	36,485	43,318
Deferred taxes and other current assets	13,291	15,616
Total current assets	525,276	540,326
Property and equipment, net	68,244	62,375
Severance assets	9,845	8,907
Intangible assets, net	17,344	16,134
Goodwill	132,885	132,885
Deferred taxes and other long-term assets	15,349	10,419
Total assets	$768,943	$771,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,968	$37,431
Accrued liabilities	43,544	57,879
Deferred revenue	12,724	12,018
Capital lease liabilities, current	1,109	1,253
Total current liabilities	83,345	108,581
Accrued severance	12,796	11,821
Deferred revenue	9,170	8,366
Capital lease liabilities	2,284	2,835
Other long-term liabilities	13,833	11,635
Total liabilities	121,428	143,238
Commitments and Contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	182	178
Additional paid-in capital	518,893	488,365
Accumulated other comprehensive income	2,165	2,794
Retained earnings	126,275	136,471
Total shareholders’ equity	647,515	627,808
Total liabilities and shareholders’ equity	$768,943	$771,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Total revenues	$98,168	$133,472	$181,248	$222,210
Cost of revenues	32,168	41,700	61,116	70,588
Gross profit	66,000	91,772	120,132	151,622
Operating expenses:
Research and development	38,869	37,658	77,018	66,616
Sales and marketing	16,797	15,810	33,211	28,615
General and administrative	10,047	6,336	17,532	11,193
Total operating expenses	65,713	59,804	127,761	106,424
Income (loss) from operations	287	31,968	(7,629)	45,198
Other income, net	232	221	445	405
Income (loss) before taxes	519	32,189	(7,184)	45,603
Provision for taxes on income	(2,258)	(100)	(3,012)	(1,068)
Net income (loss)	$(1,739)	$32,089	$(10,196)	$44,535
Net income (loss) per share — basic	$(0.04)	$0.79	$(0.24)	$1.11
Net income (loss) per share — diluted	$(0.04)	$0.74	$(0.24)	$1.04
Shares used in per share calculation:
Basic	43,284	40,860	43,093	40,165
Diluted	43,284	43,468	43,093	42,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(1,739)	$32,089	$(10,196)	$44,535
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	(65)	(3)	(7)	(132)
Change in unrealized gains/losses on derivative contracts, net	(1,055)	(1,420)	(622)	(95)
Total comprehensive income (loss), net of tax	$(2,859)	$30,666	$(10,825)	$44,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(10,196)	$44,535
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,186	10,922
Deferred income taxes	(1,930)	(2,113)
Share-based compensation	21,540	15,687
Gain on investments	(439)	(229)
Excess tax benefits from share-based compensation	(1,939)	(1,794)
Changes in assets and liabilities:
Accounts receivable	(9,086)	(6,404)
Inventories	5,895	(6,928)
Prepaid expenses and other assets	2,990	691
Accounts payable	(7,514)	4,432
Accrued liabilities and other payables	(9,652)	23,950
Net cash provided by operating activities	4,855	82,749
Cash flows from investing activities:
Purchase of severance-related insurance policies	(412)	(391)
Purchases of short-term investments	(81,823)	(156,197)
Proceeds from sales of short-term investments	103,339	3,382
Proceeds from maturities of short-term investments	50,447	8,863
Decrease (increase) in restricted cash deposits	(47,001)	94
Purchase of property and equipment	(18,949)	(10,457)
Purchase of intangibles	(6,327)	—
Purchase of equity investment in a private company	(3,000)	(1,424)
Net cash used in investing activities	(3,726)	(156,130)
Cash flows from financing activities:
Principal payments on capital lease obligations	(695)	(158)
Proceeds from exercise of share awards	7,053	14,295
Excess tax benefit from share-based compensation	1,939	1,794
Net cash provided by financing activities	8,297	15,931
Net increase (decrease) in cash and cash equivalents	9,426	(57,450)
Cash and cash equivalents at beginning of period	117,054	181,258
Cash and cash equivalents at end of period	$126,480	$123,808

Non-cash investing and financing activities:
Inventory capitalization	$(938)	$(507)
Unpaid property and equipment	$3,949	$—

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 25, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter.

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, fair value of financial instruments, short-term investments, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, goodwill and purchased intangible asset valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results the Company experiences may differ materially and adversely from its original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012. See our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
IBM	19%	19%	19%	21%
Hewlett Packard	10%	30%	13%	25%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	June 30, 2013	December 31, 2012
IBM	26%	21%

At June 30, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three and six months ended June 30, 2013 were $7.9 million and $14.8 million, respectively, and were conducted at arm’s-length. Sales to Oracle mainly through its contract manufacturers in the three and six months ended June 30, 2012 were $6.7 million and $11.5 million, respectively, and were conducted at arm’s-length. At June 30, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.1 million and $0.2 million, respectively.

Product warranty

Changes in the Company’s liability for product warranty during the six months ended June 30, 2013 and 2012 are included in Accrued liabilities and are as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Balance, beginning of the period	$4,447	$1,097
Warranties issued during the period	4,814	562
Reversal of warranty reserves	(909)	(1)
Settlements during the period	(5,794)	(372)
Balance, end of the period	$2,558	$1,286

Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(1,739)	$32,089	$(10,196)	$44,535
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	43,284	40,860	43,093	40,165
Dilutive effect of employee share option plans	—	2,608	—	2,511
Shares used to compute diluted net income (loss) per share	43,284	43,468	43,093	42,676
Net income (loss) per share — basic	$(0.04)	$0.79	$(0.24)	$1.11
Net income (loss) per share — diluted	$(0.04)	$0.74	$(0.24)	$1.04

The Company excluded 838,270 and 763,810 outstanding shares for the three and six months ended June 30, 2013, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 135,486 and 428,010 outstanding shares for the three and six months ended June 30, 2012, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2013, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in February 2013, related to reclassifications out of accumulated other comprehensive income (“OCI”). Under this update, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and to report changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The Company elected to present the information in the notes to the Company’s unaudited condensed consolidated financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable, net:
Accounts receivable	$68,241	$59,155
Less: allowance for doubtful accounts	(639)	(639)
	$67,602	$58,516
Inventories:
Raw materials	$10,337	$6,240
Work-in-process	11,079	4,667
Finished goods	15,069	32,411
	$36,485	$43,318

Deferred taxes and other current assets:
Prepaid expenses	$4,897	$5,346
Forward contracts receivable	2,320	2,942
Deferred taxes	3,813	3,813
VAT receivable	1,622	3,000
Other	639	515
	$13,291	$15,616
Property and equipment, net:
Computer equipment and software	$79,451	$80,203
Furniture and fixtures	3,794	3,890
Leasehold improvements	29,430	26,590
	112,675	110,683
Less: Accumulated depreciation and amortization	(44,431)	(48,308)
	$68,244	$62,375

Deferred taxes and other long-term assets:
Equity investments in private companies	$7,424	$4,424
Deferred taxes	4,013	2,083
Restricted cash	3,440	3,388
Other assets	472	524
	$15,349	$10,419
Accrued liabilities:
Payroll and related expenses	$23,337	$37,067
Accrued expenses	11,239	10,104
Product warranty liability	2,558	4,447
Other	6,410	6,261
	$43,544	$57,879
Other long-term liabilities:
Income tax payable	$10,860	$8,838
Deferred rent	2,873	2,797
Other	100	—
	$13,833	$11,635

NOTE 3 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of June 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of June 30, 2013. There were no financial liabilities as of June 30, 2013.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposits	$—	$80,396	$80,396
U.S. Government and agency securities	—	45,964	45,964
Commercial paper	—	70,485	70,485
Corporate bonds	—	78,213	78,213
Forward contracts	—	2,320	2,320
Total financial assets	$—	$277,378	$277,378

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

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2013.

NOTE 4 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$82,484	$—	$—	$82,484
Certificates of deposits	80,405	—	(9)	80,396
U.S. Government and agency securities	45,994	2	(32)	45,964
Commercial paper	70,480	8	(3)	70,485
Corporate bonds	78,334	—	(121)	78,213
Total investments	$357,697	$10	$(165)	$357,542
Less amounts classified as cash and cash equivalents	(126,480)	—	—	(126,480)
	$231,217	$10	$(165)	$231,062

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$110,148	$—	$—	$110,148
Certificates of deposits	90,437	1	(7)	90,431
U.S. Government and agency securities	115,179	9	(59)	115,129
Commercial paper	34,977	—	(30)	34,947
Corporate bonds	61,543	3	(84)	61,462
Foreign government bonds	7,511	19	—	7,530
Total investments	$419,795	$32	$(180)	$419,647
Less amounts classified as cash and cash equivalents	(117,054)	—	—	(117,054)
	$302,741	$32	$(180)	$302,593

Realized gains upon the sale of marketable securities were $0.2 million and $0.1 million for the three months ended June 30, 2013 and June 30, 2012, respectively. Realized gains upon the sale of marketable securities were $0.4 million and $0.2 million for the six months ended June 30, 2013 and June 30, 2012, respectively. At June 30, 2013, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of available-for-sale securities at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$53,105	$53,082	$58,758	$58,724
Due in one to three years	178,112	177,980	243,983	243,869
	$231,217	$231,062	$302,741	$302,593

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. At June 30, 2013, the Company had $48.5 million in restricted cash designated for acquisition of IPtronics A/S (“IPtronics”). The acquisition was completed on July 1, 2013. The Company also maintained a balance of $0.7 million at June 30, 2013 and December 31, 2012 that represented tenant security deposits restricted due to tenancy agreements, and a balance of $1.2 million and $2.6 million at June 30, 2013 and December 31, 2012, respectively, that represented security deposits restricted due to foreign exchange management agreements with two banks.

Investments in privately-held companies

As of June 30, 2013, the Company held a total of $7.4 million investments in two privately-held companies. Both of these investments are accounted for under the cost method, net of impairment write down.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2012	$132,885
Adjustments	—
Balance as of June 30, 2013	$132,885

The carrying amounts of intangible assets as of June 30, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$1,096	$(140)	$956
Developed technology	28,363	(18,529)	9,834
Customer relationships	10,956	(4,402)	6,554
Customer contract	1,529	(1,529)	—
Total intangible assets	$41,944	$(24,600)	$17,344

The carrying amounts of intangible assets as of December 31, 2012 are as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(946)	$—
Developed technology	23,132	(14,695)	8,437
Customer relationships	10,956	(3,328)	7,628
Customer contract	1,529	(1,460)	69
Total intangible assets	$36,563	$(20,429)	$16,134

Amortization expense of intangible assets was $2.7 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively. Amortization expense of intangible assets was $5.1 million and $4.7 million for the six months ended June 30, 2013 and 2012, respectively

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2013	$5,188
2014	4,843
2015	2,081
2016	1,482
2017 and thereafter	3,750
$17,344

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

The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company’s hedge effectiveness, is recognized as other income (expense) immediately. As of June 30, 2013, the Company had forward contracts in place that hedged future operating expenses of approximately 143.5 million NIS, or approximately $39.7 million based upon the exchange rate as of June 30, 2013. The forward contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of June 30, 2013 and December 31, 2012 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$2,320	$2,942	$—	$—
Total derivatives designated as hedging instruments	$2,320	$2,942	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of June 30, 2013 and December 31, 2012, and their impact on OCI for the six months ended June 30, 2013 (in thousands):

December 31, 2012	$2,942
Amount of gain recognized in OCI (effective portion)	2,359
Amount of gain reclassified from OCI to income (effective portion)	(2,981)
June 30, 2013	$2,320

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,702	$(544)	$2,981	$(681)

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and six months ended June 30, 2013 and 2012.

NOTE 7— COMMITMENTS AND CONTINGENCIES:

Leases

As of June 30, 2013, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2013	$569	$8,253
2014	1,266	13,795
2015	1,117	11,063
2016	500	7,055
2017 and beyond	—	17,211
Total minimum lease payments	$3,452	$57,377
Less: Amount representing interest	(59)
Present value of capital lease obligations	3,393
Less: Current portion	(1,109)
Long-term portion of capital lease obligations	$2,284

Purchase commitments

At June 30, 2013, the Company had non-cancelable purchase commitments of $39.6 million, of which $37.0 million is expected to be paid in the remainder of 2013 and $2.6 million in 2014 and beyond.

Acquisition of IPtronics

On June 4, 2013, the Company entered into a definitive merger agreement with the shareholders of a privately held company IPtronics, under which the Company agreed to acquire IPtronics for a total cash purchase price of $47.5 million, subject to certain adjustments. The Company completed the acquisition on July 1 2013. In conjunction with this acquisition, the Company assumed all of IPtronic’s restricted stock units, which were converted into equity awards to acquire an aggregate of 60,508 ordinary shares of the Company.

Acquisition of Kotura

On May 14, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Karate Sub, Inc., a California corporation and wholly owned subsidiary of the Company, Kotura, Inc. (“Kotura”), a California corporation, and GF Private Equity Group, LLC, as the shareholder representative. Pursuant to the Merger Agreement, at the effective time of the acquisition, Karate Sub, Inc. will be merged with and into Kotura, with Kotura, continuing after the merger as the surviving corporation and a wholly owned subsidiary of the Company. The total cash purchase price payable in connection with the merger will be $82 million, subject to certain adjustments. The completion of the merger remains subject to the satisfaction or waiver of certain customary closing conditions.

As of June 30, 2013, the Company incurred approximately $1.8 million in legal, accounting and consulting fees associated with the acquisitions of IPtronics and Kotura.

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

Pending legal proceedings as of June 30, 2013 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd.

On June 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863). On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, “Avago”) filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, “Respondents”) with the United States International Trade Commission (Inv. No. 337-TA-860). The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago.  Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Avago claims, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

On September 11, 2012, Avago Technologies U.S. Inc., Avago Technologies General IP (Singapore) Pte. Ltd., Avago Technologies Trading Ltd., Avago Technologies International Sales Pte., Ltd., Avago Technologies Fiber (IP) Singapore Pte. Ltd. (collectively, “Avago”) filed a second amended and supplemental complaint (the “Complaint”) against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago in this case and alleges that the Respondents have: infringed certain of Avago’s patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and was unjustly enriched by and through the conduct complained of by Avago in the Complaint.  Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. As a result of the acquisition described above under “Acquisition of IPtronics,” IPtronics is a wholly owned subsidiary of the Company as of July 1, 2013. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In re Mellanox Technologies, Ltd. Securities Litigation

On February 7, February 14 and February 22, 2013, Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO and CFO were sued in three separate legal complaints filed in the United States District Court for the Southern District of New York naming the Company and them each as defendants and respectively entitled, Patrick Barnicle, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CIV 925, David R. Ryan, Jr., on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1047 and Valentin Petrov, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1225. The complaints were filed by Patrick Barnacle, David R. Ryan and Valentin Petrov, respectively, each for himself as a plaintiff and, purportedly, on behalf of persons purchasing the Company’s ordinary shares between April 19, 2012 and January 2, 2013 (the “Class Period”).

On May 14, 2013, the Court consolidated the Barnicle, Ryan and Petrov complaints and appointed lead plaintiffs and lead counsel. The consolidated case is captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 13-cv-00925 (AKH). On July 12, 2013, an Amended Consolidated Complaint was filed against the same defendants. The Amended Consolidated Complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Amended Consolidated Complaint alleges that, during the Class Period, the defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company’s business and outlook.

In the amended complaint, plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper by the court. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Weinberger Case

On February 20, 2013, a request for approval of a class action was filed in the Economic Division of the District Court of Tel Aviv-Jaffa against Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO, CFO and each of the members of the Company’s board of directors (the “Israeli Claim”). The Israeli Claim was filed by Mr. Avigdor Weinberger (the “Claimant”).  The Israeli Claim alleges that the Company, the board members, the Company’s President and CEO, its former CFO and its current CFO are responsible for making misleading statements (or failing to disclose certain facts)  and filings to the public, as a result of which the shares of the Company were allegedly traded at a higher price than their true value during a period commencing on April 19, 2012 and ending January 2, 2013 and, therefore, these parties are responsible for damages caused to the purchasers of the Company’s shares on the Tel Aviv Stock Exchange during this time. The Claimant seeks an award of compensation to the relevant shareholders for all damages caused to them, including attorney fees and Claimant’s fee and any other relief deemed just and proper by the court. On April 24, 2013, the Claimant and the Company filed a procedural agreement with the court to stay the Israeli Claim pending the completion of the Barnicle, Ryan and Petrov cases disclosed herein. On April 24, 2013, the Israeli court approved this procedural agreement and stayed the Israeli proceedings.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All approximately 25 actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. Based on currently available information, the Company believes that the resolution of these proceedings are not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Israeli Class Action Claim in re TASE Delisting

On June 6, 2013, a request to certify a class action claim (along with the claim itself) was filed against the Company and its board of directors relating to the delisting of the Company’s shares from the Tel Aviv Stock Exchange (the “TASE”). The name of the claim is Mordechay Turgeman v. Mellanox et. al. (Case No.: 13189-06-13) (the “Claim”). The Claim states that the decision to delist from the TASE was a breach of the duty of care of the directors, as well as a breach of fiduciary duty by the Company’s President and CEO. The Company was served with the complaint on June 16, 2013. An initial hearing regarding the class certification motion has been set for the fiscal fourth quarter 2013. Based on currently available information, the Company believes that the resolution of this claim is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

NOTE 8 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,285,922	$29.74
Options granted	—	—
Options exercised	(240,094)	12.77
Options cancelled	(72,582)	61.18
Outstanding at June 30, 2013	2,973,246	$30.35

The total pretax intrinsic value of options exercised in the six months ended June 30, 2013 and 2012 was $9.7 million and $47.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $49.50 on June 28, 2013, the total pretax intrinsic value of all outstanding options was $76.9 million.

The total pretax intrinsic value of exercisable options at June 30, 2013 was $67.7 million. The total pretax intrinsic value of exercisable options at December 31, 2012 was $88.4 million.

Restricted share units activity under the Company’s equity incentive plans in the six months ended June 30, 2013 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	802,040	52.01
Restricted share units vested	(476,711)	34.79
Restricted share units canceled	(82,315)	35.73
Non vested restricted share units at June 30, 2013	2,006,174	$42.95

The weighted average fair value of restricted share units granted in the three and six months ended June 30, 2013 was $54.51 and $52.01, respectively. The weighted average fair value of restricted share units granted in the three and six months ended June 30, 2012 was $58.23 and $39.44, respectively.

The total intrinsic value of all outstanding restricted share units was $99.3 million as of June 30, 2013 and $104.7 million as of December 31, 2012.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2013:

Number of Shares
Share options outstanding	2,973,246
Restricted share units outstanding	2,006,174
Shares authorized for future issuance	1,237,849
ESPP shares available for future issuance	1,405,497
Total shares reserved for future issuance as of June 30, 2013	7,622,766

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the six months ended June 30, 2013 and 2012:

	Employee Share Options		Employee Share Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2013 (*)	2012	2013	2012
Dividend yield, %	—	—	—	—
Expected volatility, %	—	56.8	64.4	49.2
Risk free interest rate, %	—	0.96	0.09	0.10
Expected life, years	—	6.25	0.53	0.53
Estimated forfeiture rate, %	—	7.80	—	—

(*) During the six months ended June 30, 2013 there were no share options granted.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$434	$441	$898	$770
Research and development	6,442	4,519	12,250	8,700
Sales and marketing	2,342	2,061	4,466	3,703
General and administrative	1,947	1,424	3,926	2,514
Total share-based compensation expense	$11,165	$8,445	$21,540	$15,687

At June 30, 2013, there was $100.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.59 years.

At December 31, 2012, there was $84.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs were expected to be recognized over a weighted average period of 2.74 years.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2013 and June 30, 2012:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	(2)	2,359	2,357
Amounts reclassified from accumulated other comprehensive income/loss	(5)	(2,981)	(2,986)
Net current-period other comprehensive income/loss, net of taxes	(7)	(622)	(629)
Balance at June 30, 2013	$(155)	$2,320	$2,165

Balance at December 31, 2011	$(15)	$(1,149)	$(1,164)
Other comprehensive income/loss before reclassifications	(132)	(776)	(908)
Amounts reclassified from accumulated other comprehensive income/loss	—	681	681
Net current-period other comprehensive income/loss, net of taxes	(132)	(95)	(227)
Balance at June 30, 2012	$(147)	$(1,244)	$(1,391)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gains on Derivatives	$2,981	Cost of revenues and Operating expenses
	168	Cost of revenues
	2,303	Research and development
	248	Sales and marketing
	262	General and administrative
	2,981
Unrealized gains (losses) on Available-for-Sale Securities	5	Other income, net

Total reclassifications for the period	$2,986	Total

NOTE 10 — INCOME TAXES:

As of June 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of $11.9 million and $9.7 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2013 and December 31, 2012, the amount of accrued interest and penalties totaled $0.6 million and $0.4 million, respectively. As of June 30, 2013, calendar years 2008 through 2012 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 435.1% and (41.9)% for the three and six months ended June 30, 2013, respectively. The Company’s effective tax rates were 0.3% and 2.3% for the three and six months ended June 30, 2012, respectively. The difference between the Company’s effective tax rates for the three and six months ended June 30, 2013 and the 35% federal statutory rate resulted primarily from losses generated from a non-US subsidiary without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

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

NOTE 11 — SUBSEQUENT EVENT:

On July 1, 2013, the Company completed the acquisition of IPtronics, for a total cash purchase price of $47.5 million, subject to certain adjustments.

The Company will record the purchase of IPtronics using the business combination method of accounting and will recognize the assets acquired and liabilities assumed at their fair values as of the date of the acquisition. The results of IPtronics operations will be included in the Company’s consolidated results of operations beginning July 1, 2013. The Company is currently evaluating the fair values of the consideration transferred, assets acquired and liabilities assumed and will commence its purchase price allocation in the third quarter of fiscal 2013.

For more information about this acquisition, see Note 7 of these notes to the unaudited condensed consolidated financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of June 30, 2013 and results of operations for the three and six  months ended June 30, 2013 and June 30, 2012 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand and Ethernet , competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

On May 14, 2013, we entered into a definitive merger agreement with Kotura, Inc, among others, pursuant to which Kotura, Inc. will become a wholly owned subsidiary of the Company for a total cash purchase price of $82 million, subject to certain adjustments. The completion of the acquisition remains subject to the satisfaction or waiver of certain customary closing conditions. The acquisition is expected to expand our ability to deliver cost-effective, high-speed networks with next generation optical connectivity. Kotura has an assembled workforce and a strong patent portfolio in the field of silicon photonics; a technology we expect to enhance our ability to offer interconnect solutions at per port bandwidths of 100 Gb/s and beyond.

On July 1, 2013, we completed the acquisition of IPtronics, for a total cash purchase price of $47.5 million, subject to adjustments. We believe that the acquisition enhances our ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisition is expected to increase our competiveness and position as a leading provider of high-performance, end-to-end interconnect solutions for servers and storage systems.

Revenues. We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $181.2 million for the six months ended June 30, 2013, compared to $222.2 million for the six months ended June 30, 2012, representing a decrease of approximately 18%. The year-over-year revenue decrease was primarily due to increased revenues in the six months ended June 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in the six months ended June 30, 2013 were negatively impacted by depletion of inventory accumulated at an OEM customer during the second half of 2012. Our revenues for the six months ended June 30, 2013 are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets, however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 70% and 82% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. Sales to customers representing 10% or more of revenues accounted for 32% and 46% of our total revenues for the six months ended June 30, 2013 and 2012, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

At June 30, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the six months ended June 30, 2013 and 2012 were $14.8 million and $11.5 million, respectively, and were conducted at arm’s-length. There were no other material transactions with Oracle during the six months ended June 30, 2013 and 2012. At June 30, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.1 million and $0.2 million, respectively.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and business development, commission payments to external sales representatives, advertising, and charges for trade shows, promotions, travel and allocable facilities and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales, marketing and business development personnel and increased marketing activities.

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

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally 10 to 25%, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2015 and 2018.

In the first quarter of 2013, we realigned some of our business activities and, as a result, may utilize carryforward net operating losses in one of our subsidiaries in the future. The valuation allowance established for deferred tax assets will be released if it becomes more likely than not the subsidiary will generate sufficient future taxable income.

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, investments, goodwill and purchased intangible asset valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

See our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 25, 2013, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2012.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	100%	100%	100%	100%
Cost of revenues	33	31	34	32
Gross profit	67	69	66	68
Operating expenses:
Research and development	40	28	42	30
Sales and marketing	17	12	18	13
General and administrative	10	5	10	5
Total operating expenses	67	45	70	48
Income (loss) from operations	0	24	(4)	20
Other income, net	0	0	0	0
Provision for taxes on income	(2)	(0)	(2)	(0)
Net income (loss)	(2)%	24%	(6)%	20%

Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012

The following table represents our total revenues for the three months ended June 30, 2013 and 2012 by product category, interconnect protocol and data rate.

	Three Months Ended June 30,
Product category:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
ICs	$13,559	13.8%	$19,333	14.5%
Boards	30,131	30.7%	44,029	33.0%
Switch and gateway systems	39,051	39.8%	47,408	35.5%
Cables, accessories and other	15,427	15.7%	22,702	17.0%
Total revenue	$98,168	100.0%	$133,472	100.0%

	Three Months Ended June 30,
Interconnect protocol and data rate:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$50,754	51.7%	$72,012	54.0%
QDR	24,935	25.4%	41,860	31.4%
DDR	4,394	4.5%	6,454	4.8%
SDR	713	0.7%	613	0.4%
Total	80,796	82.3%	120,939	90.6%
Ethernet	13,941	14.2%	9,690	7.3%
Other	3,431	3.5%	2,843	2.1%
Total revenue	$98,168	100.0%	$133,472	100.0%

Revenues. Revenues were $98.2 million for the three months ended June 30, 2013 compared to $133.5 million for the three months ended June 30, 2012, representing a decrease of 26.5%. The year-over-year revenue decrease was primarily due to increased revenues in the three months ended June 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation.  Revenues for the three months ended June 30, 2013 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $66.0 million for the three months ended June 30, 2013 compared to $91.8 million for the three months ended June 30, 2012, representing a decrease of 28.1%. As a percentage of revenues, gross margin decreased to 67.2% in the three months ended June 30, 2013 from 68.8% in the three months ended June 30, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in the three months ended June 30, 2013 while the portion of revenues attributable to switch and gateway systems increased. We garnish higher gross margins on sales of ICs and boards. Gross margin for the three months ended June 30, 2013 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$19,080	19.4%	$21,054	15.8%
Share-based compensation	6,442	6.6%	4,519	3.4%
Development and tape-out costs	4,337	4.4%	5,044	3.8%
Other research and development costs	9,010	9.2%	7,041	5.2%
Total research and development	$38,869	39.6%	$37,658	28.2%

Research and development expenses were $38.9 million in the three months ended June 30, 2013 compared to $37.7 million in the three months ended June 30, 2012, representing an increase of 3.2%. The decrease in salaries and benefits related expense was primarily due to lower accrued bonuses partially offset by higher payroll expenses due to an increase in headcount. The increase in share-based compensation was attributable to restricted share units granted to existing employees in the first quarter of fiscal 2013, as well as new hires. Development and tape-out costs were lower in the second quarter of 2013 primarily due to lower mask and software costs. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$9,077	9.2%	$8,129	6.1%
Share-based compensation	2,342	2.4%	2,061	1.5%
Trade shows and promotions	2,620	2.7%	3,037	2.3%
Other sales and marketing costs	2,758	2.8%	2,583	1.9%
Total sales and marketing	$16,797	17.1%	$15,810	11.8%

Sales and marketing expenses were $16.8 million for the three months ended June 30, 2013 compared to $15.8 million for the three months ended June 30, 2012, representing an increase of 6.2%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions partially offset by lower accrued bonuses. The decrease in trade show and promotion costs was primarily due to lower external sales commission and a decrease in expenses related to equipment for customer product evaluations. The increase in other sales and marketing costs was primarily attributable to higher depreciation and amortization expenses, as well as increased facilities and maintenance expenses.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$2,509	2.6%	$3,003	2.3%
Share-based compensation	1,947	2.0%	1,424	1.1%
Professional services	4,655	4.7%	535	0.4%
Other general and administrative costs	936	0.9%	1,374	0.9%
Total general and administrative	$10,047	10.2%	$6,336	4.7%

General and administrative expenses were $10.0 million for the three months ended June 30, 2013 compared to $6.3 million for the three months ended June 30, 2012, representing an increase of 58.6%. The decrease in salaries and benefits related expense was due to lower accrued bonuses partially offset by higher payroll expenses as a result of increased headcount. The increase in share-based compensation was attributable to restricted share units granted to existing employees in the first quarter of fiscal 2013, as well as new hires. The increase in professional services costs was primarily due to $1.8 million of legal, accounting and consulting fees associated with the acquisitions of IPtronics and Kotura, as well as legal expenses related to the legal proceedings in which we are currently involved. The decrease in other general and administrative costs was due to lower human resources related costs.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended June 30,
	2013	2012
	(In thousands)
Cost of goods sold	$434	$441
Research and development	6,442	4,519
Sales and marketing	2,342	2,061
General and administrative	1,947	1,424
Total share-based compensation expense	$11,165	$8,445

Share-based compensation expenses were $11.2 million for the three months ended June 30, 2013, compared to $8.4 million for the three months ended June 30, 2012, representing an increase of 32.2%. The increase in share-based compensation expense was primarily due to restricted share units granted to existing employees in the first quarter of fiscal 2013 and new hires.

At June 30, 2013, there were $100.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.59 years.

At June 30, 2012, there were $70.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs were expected to be recognized over a weighted average period of 3.36 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $0.2 million for the three months ended June 30, 2013 and June 30, 2012.

Provision for Taxes on Income. Provision for taxes on income was $2.3 million for the three months ended June 30, 2013, compared to $0.1 million for the three months ended June 30, 2012. The effective tax rate was approximately 435.1% and 0.3% for the three months ended June 30, 2013 and 2012, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from a non-US subsidiary without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Comparison of the Six Months Ended June 30, 2013 to the Six Months Ended June 30, 2012

The following table represents our total revenues for the six months ended June 30, 2013 and 2012 by product category, interconnect protocol and data rate.

	Six Months Ended June 30,
Product category:	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
ICs	$24,657	13.6%	$34,271	15.4%
Boards	53,799	29.7%	72,194	32.5%
Switch systems and gateways	74,609	41.2%	78,822	35.5%
Cables, accessories and other	28,183	15.5%	36,923	16.6%
Total revenue	$181,248	100.0%	$222,210	100.0%

	Six Months Ended June 30,
Interconnect protocol and data rate:	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$92,585	51.1%	$99,742	44.9%
QDR	49,897	27.5%	82,156	37.0%
DDR	8,037	4.4%	14,503	6.5%
SDR	1,216	0.7%	845	0.4%
Total	151,735	83.7%	197,246	88.8%
Ethernet	21,781	12.0%	18,361	8.3%
Other	7,732	4.3%	6,603	2.9%
Total revenue	$181,248	100.0%	$222,210	100.0%

Revenues. Revenues were $181.2 million for the six months ended June 30, 2013 compared to $222.2 million for the six months ended June 30, 2012, representing a decrease of 18.4%. The year-over-year revenue decrease was primarily due to increased revenues in the six months ended June 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in the six months ended June 30, 2013 were negatively impacted by the depletion of inventory accumulated at an OEM customer during the second half of 2012. Revenues for the six months ended June 30, 2013 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $120.1 million for the six months ended June 30, 2013 compared to $151.6 million for the six months ended June 30, 2012, representing a decrease of 20.8%. As a percentage of revenues, gross margin decreased to 66.3% in the six months ended June 30, 2013 from 68.2% in the six months ended June 30, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in the six months ended June 30, 2013 while the portion of revenues attributable to switch and gateway systems increased. We garnish higher gross margins on sales of ICs and boards. Gross margin for the six months ended June 30, 2013 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$37,629	20.8%	$37,205	16.7%
Share-based compensation	12,250	6.8%	8,700	3.9%
Development and tape-out costs	9,703	5.3%	8,043	3.6%
Other research and development costs	17,436	9.6%	12,668	5.8%
Total research and development	$77,018	42.5%	$66,616	30.0%

Research and development expenses were $77.0 million in the six months ended June 30, 2013 compared to $66.6 million in the six months ended June 30, 2012, representing an increase of 15.6%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions partially offset by lower accrued bonuses. Development and tape-out costs were higher primarily due to increased outsourcing, product development expenses, equipment expenses and higher software costs. The increase in other research and development costs was primarily attributable to an increase in depreciation and amortization, as well as higher facilities and maintenance expense. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$18,391	10.1%	$15,035	6.8%
Share-based compensation	4,466	2.5%	3,703	1.6%
Trade shows and promotions	5,165	2.8%	5,044	2.3%
Other sales and marketing costs	5,189	2.9%	4,833	2.2%
Total sales and marketing	$33,211	18.3%	$28,615	12.9%

Sales and marketing expenses were $33.2 million for the six months ended June 30, 2013 compared to $28.6 million for the six months ended June 30, 2012, representing an increase of 16.1%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions partially offset by lower accrued bonuses. The increase in trade show and promotion costs was primarily due to an increase in advertising expenses partially offset by lower external sales commissions. The increase in other sales and marketing costs was primarily attributable to higher depreciation and amortization and an increase in facilities and maintenance costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$5,046	2.8%	$5,227	2.4%
Share-based compensation	3,926	2.2%	2,514	1.1%
Professional services	6,423	3.5%	1,755	0.8%
Other general and administrative costs	2,137	1.2%	1,697	0.7%
Total general and administrative	$17,532	9.7%	$11,193	5.0%

General and administrative expenses were $17.5 million for the six months ended June 30, 2013 compared to $11.2 million for the three months ended June 30, 2012, representing an increase of 56.6%. The increase in share-based compensation was attributable to restricted share units granted to existing employees in the first quarter of fiscal 2013, as well as new hires. The increase in professional services costs was primarily due to $1.8 million of legal, accounting and consulting fees associated with the acquisitions of IPtronics and Kotura, as well as legal expenses related to the legal proceedings in which the Company is currently involved. The decrease in salaries and benefits was primarily due to lower accrued bonuses. The increase in other general and administrative costs was due to higher facilities and maintenance expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Six months ended June 30,
	2013	2012
	(In thousands)
Cost of goods sold	$898	$770
Research and development	12,250	8,700
Sales and marketing	4,466	3,703
General and administrative	3,926	2,514
Total share-based compensation expense	$21,540	$15,687

Share-based compensation expenses were $21.5 million for the six months ended June 30, 2013, compared to $15.7 million for the six months ended June 30, 2012, representing an increase of 37.3%. The increase in share-based compensation expense was primarily due to restricted share units granted to existing employees in the first quarter of fiscal 2013 and new hires.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $0.4 million for the six months ended June 30, 2013 and June 30, 2012.

Provision for Taxes on Income. Provision for taxes on income was $3.0 million for the six months ended June 30, 2013, compared to $1.1 million for the six months ended June 30, 2012. The effective tax rate was approximately (41.9)% and 2.3% for the six months ended June 30, 2013 and 2012, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from a non-US subsidiary without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2013, our principal source of liquidity consisted of cash and cash equivalents of $126.5 million, short-term investments of $231.1 million and restricted cash of $48.5 million designated for acquisition of IPtronics. The acquisition closed on July 1, 2013 and our restricted cash decreased accordingly. Also during the fiscal third quarter, we expect to close the acquisition of Kotura and finance it from our existing capital resources. We expect that our current cash, cash equivalents, short-term investments, and cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$126,480	$117,054
Short-term investments	231,062	302,593
Restricted cash, current	50,356	3,229
Restricted cash, long-term	3,440	3,388
Total	$411,338	$426,264

Working capital	$441,931	$431,745

Our ratio of current assets to current liabilities was 6.3:1 at June 30, 2013 compared to 5.0:1 at December 31, 2012.

Operating activities

Net cash provided by our operating activities amounted to $4.9 million and $82.7 million in the six months ended June 30, 2013 and 2012, respectively. Net cash provided by operating activities in the six months ended June 30, 2013 was primarily attributable to net non-cash items of $32.4 million partially offset by changes in assets and liabilities of $17.3 million and net loss of $10.2 million. Non-cash expenses consisted primarily of $19.6 million of share-based compensation, net of the excess tax benefits, and $15.2 million for depreciation and amortization, partially offset by deferred income taxes of $1.9 million. The $17.3 million cash outflow from changes in assets and liabilities resulted from a decrease of $9.7 million in accrued liabilities primarily due to the payment of accrued bonuses for fiscal year 2012, an increase in accounts receivable of $9.1 million and a decrease in accounts payable of $7.5 million primarily due to payments to contract manufacturers for inventory purchased in fiscal 2012, partially offset by an decrease in inventories of $5.9 million as we continued to fulfill customer orders from existing inventories and a decrease in prepaid expenses and other assets by $3.0 million.

Net cash provided by operating activities amounted to $82.7 million in the six months ended June 30, 2012 and was primarily attributable to net income of $44.5 million, adjusted by net non-cash items of $22.5 million and changes in assets and liabilities of $15.7 million. Non-cash expenses consisted primarily of $13.9 million of share-based compensation, net of the excess tax benefits, and $10.9 million for depreciation and amortization, partially offset by deferred income taxes of $2.1 million. The $15.7 million cash inflow from changes in assets and liabilities resulted from an increase of $24.0 million in accrued liabilities primarily due to higher payroll obligations, and an increase in accounts payable of $4.4 million due to the timing of purchases during the quarter, partially offset by an increase in inventories of $6.9 million to support higher demand from our customers and an increase in accounts receivable of $6.4 million.

Investing activities

Net cash used in investing activities was $3.7 million in the six months ended June 30, 2013. Cash used in investing activities was primarily attributable to an increase in restricted cash deposits by $47.0 million due to cash designated for the acquisition of IPtronics, purchases of property and equipment of $18.9 million, purchases of intangible assets of $6.3 million and an equity investment of $3.0 million in a private company partially offset by net sales of short-term investments of $72.0 million.

Net cash used in investing activities was $156.1 million in the six months ended June 30, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $144.0 million, purchases of property and equipment of $10.5 million and an equity investment of $1.4 million in a private company.

Financing activities

Our financing activities generated $8.3 million in the six months ended June 30, 2013. Cash provided by financing activities was primarily due to proceeds of $7.1 million from share option exercises and purchases pursuant to our employee share purchase plan and an excess tax benefit from share-based compensation of $1.9 million, partially offset by principal payments on capital lease obligations of $0.7 million.

Our financing activities generated $15.9 million in the six months ended June 30, 2012. Cash provided by financing activities was primarily due to proceeds of $14.3 million from share option exercises and purchases pursuant to our employee share purchase plan and an excess tax benefit from share-based compensation of $1.8 million, partially offset by principal payments on capital lease obligations of $0.2 million.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
			(in thousands)
Commitments under capital lease	$3,393	$510	$2,883	$—	$—
Non-cancelable operating lease commitments	57,377	16,093	20,727	11,321	9,236
Purchase commitments	39,572	38,143	1,279	150	—
Total	$100,342	$54,746	$24,889	$11,471	$9,236

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.2 million at June 30, 2013. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2013, approximately $10.3 million of our monthly operating expenses were denominated in NIS. As of June 30, 2013, we had forward contracts in place that hedged future operating expenses of approximately 143.5 million NIS, or approximately $39.7 million based upon the exchange rate on June 30, 2013. The forward contracts cover a portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

On July 1, 2013, we acquired IPtronics and we plan to close the Kotura acquisition in the third quarter of 2013. We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition, reduced investment income as a result of lower cash and investment balances and our ability to successfully integrate an acquired company’s operations with our operations.

Acquisitions, such as our acquisitions of IPtronics and Kotura present a number of other potential risks and challenges that could disrupt our business operations. For example, we may not be able to successfully negotiate or finance the acquisition on favorable terms. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to its fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2013, sales to IBM and Hewlett-Packard accounted for 19% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. For the three months ended June 30, 2012, sales to Hewlett-Packard and IBM accounted for 30% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 82% of our revenues. A large Web 2.0 customer contributed to the percentage of our June 30, 2012 quarter revenues from Hewlett-Packard. For the year ended December 31, 2012, sales to Hewlett-Packard and IBM accounted for 20% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 48% and 55% of our revenues in the three months ended June 30, 2013 and 2012, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

As of June 30, 2013, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, Psagot Investments House Ltd. and T. Rowe Price Associates, Inc. beneficially owned an aggregate of approximately 41% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 47% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended June 30, 2013, our shares traded as low as $42.58 and as high as $63.09 per share. During the last 52 weeks our shares traded as low as $41.75 per share and as high as $120.05 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•               quarterly variations in our results of operations or those of our competitors;

•               announcements by us, our competitors, our customers or rumors from sources other than our company related to acquisitions, new products, significant contracts, commercial relationships, capital commitments or changes in the competitive landscape;

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

•               continuing international conflicts and acts of terrorism; and

•               changes in accounting rules.

We have initiated the process to delist our ordinary shares from the Tel Aviv Stock Exchange (the “TASE”). Although our ordinary shares will continue to be listed on NASDAQ, delisting from the TASE could reduce the trading volume and liquidity of our ordinary shares, which could increase the volatility in the market price of our ordinary shares. In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. When the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. Lawsuits brought against us by shareholders, such as the shareholder class action suits filed in February 2013 against us and certain of our current and former executive officers, could cause us to incur substantial costs defending the lawsuits and divert the attention of our management from the operation of our business.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

2.1 (1)	Agreement and Plan of Merger, dated May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(3)	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.2(4)	Form of Restricted Stock Unit Award Agreement under the IPtronics, Inc. 2013 Restricted Stock Unit Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document

101.SCH (5)	XBRL Taxonomy Extension Schema Document

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33299) filed on May 15, 2013.

(2)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(5)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2013	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

2.1 (1)	Agreement and Plan of Merger, dated May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC.

3.1 (2)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(3)	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.2(4)	Form of Restricted Stock Unit Award Agreement under the IPtronics, Inc. 2013 Restricted Stock Unit Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document

101.SCH (5)	XBRL Taxonomy Extension Schema Document

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-33299) filed on May 15, 2013.

(2)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(3)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(4)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(5)

Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for the purpose of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.