Form 10-Q
period 2013-09-30
Mellanox Technologies, Ltd.
filed 2013-11-01
CIK 1356104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 25, 2013, was 43,781,818.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2013	2012
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$37,878	$117,054
Short-term investments	257,672	302,593
Restricted cash	3,527	3,229
Accounts receivable, net	73,833	58,516
Inventories	32,470	43,318
Deferred taxes and other current assets	16,232	15,616
Total current assets	421,612	540,326
Property and equipment, net	68,931	62,375
Severance assets	10,282	8,907
Intangible assets, net	57,886	16,134
Goodwill	199,558	132,885
Deferred taxes and other long-term assets	28,656	10,419
Total assets	$786,925	$771,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,754	$37,431
Accrued liabilities	44,416	57,879
Deferred revenue	13,529	12,018
Capital lease liabilities, current	1,246	1,253
Total current liabilities	83,945	108,581
Accrued severance	13,274	11,821
Deferred revenue	9,179	8,366
Capital lease liabilities	1,882	2,835
Other long-term liabilities	17,579	11,635
Total liabilities	125,859	143,238
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	184	178
Additional paid-in capital	538,198	488,365
Accumulated other comprehensive income	1,823	2,794
Retained earnings	120,861	136,471
Total shareholders’ equity	661,066	627,808
Total liabilities and shareholders’ equity	$786,925	$771,046

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Total revenues	$104,067	$156,471	$285,315	$378,681
Cost of revenues	37,027	48,375	98,143	118,963
Gross profit	67,040	108,096	187,172	259,718
Operating expenses:
Research and development	44,185	36,229	121,203	102,845
Sales and marketing	18,071	16,451	51,282	45,066
General and administrative	9,600	6,212	27,132	17,405
Total operating expenses	71,856	58,892	199,617	165,316
Income (loss) from operations	(4,816)	49,204	(12,445)	94,402
Other income, net	482	585	927	990
Income (loss) before taxes	(4,334)	49,789	(11,518)	95,392
Provision for taxes on income	(1,080)	(1,386)	(4,092)	(2,454)
Net income (loss)	$(5,414)	$48,403	$(15,610)	$92,938
Net income (loss) per share — basic	$(0.12)	$1.16	$(0.36)	$2.27
Net income (loss) per share — diluted	$(0.12)	$1.09	$(0.36)	$2.13
Shares used in per share calculation:
Basic	43,579	41,871	43,257	40,923
Diluted	43,579	44,434	43,257	43,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$(5,414)	$48,403	$(15,610)	$92,938
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	223	45	216	(87)
Change in unrealized gains/losses on derivative contracts, net	(565)	1,194	(1,187)	1,099
Total comprehensive income (loss), net of tax	$(5,756)	$49,642	$(16,581)	$93,950

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(15,610)	$92,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,439	17,092
Deferred income taxes	(2,403)	(4,449)
Share-based compensation	33,472	25,056
Gain on investments	(710)	(384)
Excess tax benefits from share-based compensation	(2,796)	(2,919)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(12,137)	(4,335)
Inventories	12,942	(9,946)
Prepaid expenses and other assets	699	(3,286)
Accounts payable	(8,896)	9,947
Accrued liabilities and other payables	(8,723)	37,387
Net cash provided by operating activities	21,277	157,101
Cash flows from investing activities:
Acquisition of Kotura, Inc, net of cash acquired of $101	(80,671)	—
Acquisition of IPtonics A/S, net of cash acquired of $2,077	(42,848)	—
Purchase of severance-related insurance policies	(632)	(581)
Purchases of short-term investments	(151,535)	(234,725)
Proceeds from sales of short-term investments	133,435	6,201
Proceeds from maturities of short-term investments	63,947	21,363
Decrease (increase) in restricted cash deposits	(3,943)	94
Purchase of property and equipment	(24,050)	(20,921)
Purchase of intangible assets	(6,440)	—
Purchase of equity investment in private companies	(3,123)	(1,424)
Net cash used in investing activities	(115,860)	(229,993)
Cash flows from financing activities:
Principal payments on capital lease obligations	(960)	(639)
Proceeds from exercise of share awards	13,571	27,258
Excess tax benefit from share-based compensation	2,796	2,919
Net cash provided by financing activities	15,407	29,538
Net decrease in cash and cash equivalents	(79,176)	(43,354)
Cash and cash equivalents at beginning of period	117,054	181,258
Cash and cash equivalents at end of period	$37,878	$137,904

Non-cash investing and financing activities:
Software acquired under capital leases	$—	$(4,428)
Inventory capitalization	$(1,652)	$(584)
Unpaid property and equipment	$5,916	$—

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC on February 25, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2013 or thereafter.

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
IBM	17%	18%	19%	20%
Hewlett Packard	12%	19%	13%	23%
Polywell Computers	*	11%	*	*

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	September 30, 2013	December 31, 2012
IBM	17%	21%

At September 30, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million ordinary shares of Mellanox. Sales to Oracle mainly through its contract manufacturers in the three and nine months ended September 30, 2013 were $7.2 million and $22.0 million, respectively, and were conducted at arm’s-length. Sales to Oracle mainly through its contract manufacturers in the three and nine months ended September 30, 2012 were $8.0 million and $19.5 million, respectively, and were conducted at arm’s-length. At September 30, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.9 million and $0.2 million, respectively.

Product warranty

Changes in the Company’s liability for product warranty during the nine months ended September 30, 2013 and 2012 are included in Accrued liabilities and are as follows:

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Balance, beginning of the period	$4,447	$1,097
Warranties issued during the period	6,640	3,924
Reversal of warranty reserves	(1,332)	(43)
Settlements during the period	(7,226)	(1,242)
Balance, end of the period	$2,529	$3,736

Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands except per share data)
Net income (loss)	$(5,414)	$48,403	$(15,610)	$92,938
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	43,579	41,871	43,257	40,923
Dilutive effect of employee stock option plans	—	2,563	—	2,672
Shares used to compute diluted net income (loss) per share	43,579	44,434	43,257	43,595
Net income (loss) per share — basic	$(0.12)	$1.16	$(0.36)	$2.27
Net income (loss) per share — diluted	$(0.12)	$1.09	$(0.36)	$2.13

The Company excluded 1,066,286 and 772,885 outstanding shares for the three and nine months ended September 30, 2013, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 225,864 and 187,391 outstanding shares for the three and nine months ended September 30, 2012, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2013, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in February 2013, related to reclassifications out of accumulated other comprehensive income (“OCI”). Under this guidance, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The Company elected to present the information in the notes to the Company’s unaudited condensed consolidated financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued authoritative guidance which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is permitted. The Company will provide the required disclosures beginning in the first quarter of fiscal year 2014 and does not expect the adoption of this guidance to have a significant impact on its consolidated results of operations and financial condition.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30, 2013	December 31, 2012
	(in thousands)
Accounts receivable, net:
Accounts receivable	$74,472	$59,155
Less: allowance for doubtful accounts	(639)	(639)
	$73,833	$58,516
Inventories:
Raw materials	$6,497	$6,240
Work-in-process	11,079	4,667
Finished goods	14,894	32,411
	$32,470	$43,318

Deferred taxes and other current assets:
Prepaid expenses	$5,954	$5,346
Forward contracts receivable	1,755	2,942
Deferred taxes	4,355	3,813
VAT receivable	3,042	3,000
Other	1,126	515
	$16,232	$15,616
Property and equipment, net:
Computer equipment and software	$85,011	$80,203
Furniture and fixtures	3,796	3,890
Leasehold improvements	30,169	26,590
	118,976	110,683
Less: Accumulated depreciation and amortization	(50,045)	(48,308)
	$68,931	$62,375

Deferred taxes and other long-term assets:
Equity investments in private companies	$7,548	$4,424
Deferred taxes	11,299	2,083
Restricted cash	7,360	3,388
Other assets	2,449	524
	$28,656	$10,419
Accrued liabilities:
Payroll and related expenses	$22,545	$37,067
Accrued expenses	12,174	10,104
Product warranty liability	2,529	4,447
Other	7,168	6,261
	$44,416	$57,879
Other long-term liabilities:
Deferred tax and income tax payable	$13,562	$8,838
Deferred rent	3,023	2,797
Other	994	—
	$17,579	$11,635

NOTE 3 — BUSINESS COMBINATIONS:

On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S (“IPtronics”). On August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. (“Kotura”). The Company’s primary reasons for the IPtronics and Kotura acquisitions were to enhance its ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100 Gb/s and beyond. The acquisitions also enhanced the Company’s engineering team and added a strong patent portfolio in the field of silicon photonics.

The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Cash Consideration Paid	Cash Assumed	Net Cash Paid
	(in thousands)
IPtronics A/S	$44,925	$2,077	$42,848
Kotura, Inc.	80,772	101	80,671
Total	$125,697	$2,178	$123,519

In conjunction with the IPtronics acquisition, the Company issued 60,508 restricted stock units (“RSUs”) of the Company’s ordinary shares with an aggregate value of $3.0 million in exchange for RSUs of IPtronics. The fair value of the RSUs is based on the closing price of the Company’s ordinary shares on July 1, 2013 of $49.92. The RSU grants will result in compensation expense of $3.0 million which will be recognized over the vesting period of four years.

In conjunction with the Kotura acquisition, the Company issued options to purchase 31,653 shares of the Company’s ordinary shares and 145,425 RSUs of the Company’s ordinary shares with an aggregate value of $6.4 million, in exchange for options to purchase shares and RSUs of Kotura. This grant will result in compensation expense of $6.4 million which will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

The fair value of the exchanged options was determined using a Black-Scholes valuation model with the following weighted-average assumptions: expected life of 4.72 years, volatility of 57.5%, risk-free interest rate of 1.54%, and dividend yield of zero. The fair value of the exchanged RSUs was determined based on the per share value of the underlying Company ordinary shares of $42.19 per share at August 15, 2013.

The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the respective acquisition date. The Company’s preliminary allocation of the total purchase price for each transaction is summarized below:

	IPtronics	Kotura	Total
	(in thousands)
Current assets, net of cash	$2,173	$5,252	$7,425
Other long-term assets	974	10,603	11,577
Intangible assets	17,495	27,604	45,099
Goodwill	25,725	40,948	66,673
Total assets	46,367	84,407	130,774
Current liabilities	(2,668)	(3,357)	(6,025)
Long-term liabilities	(851)	(379)	(1,230)
Total liabilities	(3,519)	(3,736)	(7,255)
Total preliminary purchase price allocation	$42,848	$80,671	$123,519

The preliminary estimates above are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the acquisition.

Identifiable intangible assets

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Purchased intangible assets:

Licensed technology	$135	6
Developed technology	27,827	5
In-process research and development	13,764	—
Customer relationship	2,420	1-2
Backlog	953	Less than 1
Total purchased intangible assets	$45,099

Developed technology represents completed technology that has reached the technological feasibility and/or is currently offered for sale to customers. The Company used the income approach to value the developed technology. Under the income approach, the expected future cash flows from each technology are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. The Company applied a discount rate of 17.5% for IPtronics and 15.5% for Kotura to value the developed technology assets taking into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

In-process research and development (“IPR&D”) represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. As of the acquisition date, IPtronics was involved in research and development projects related to its laser-drivers, modulator-drivers, and trans-impedance-amplifier for 25 Gb/s, enabling fast communication at 4x25 Gb/s for interconnect solutions. Each of these products is focused on developing and later on integrating new technologies while broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products on cost and functionality.

As of the acquisition date, Kotura was involved in research and development projects related to its silicon photonics modulator for 25 Gb/s, enabling fast communication at 4x25 Gb/s and wavelength-division multiplexing “WDM” for interconnect products. Each of these products is focused on developing and later on integrating new technologies and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects has been completed as of September 30, 2013.

The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

Company	Development Projects	Average Estimated time to complete	Estimated cost to complete	Risk Adjusted Discount Rate	Fair value
		(in months)	(in thousands)	(%)	(in thousands)
IPtronics	Modulator drivers - 4x25Gb/s	18	$9,549	19.5%	$4,121
Kotura	Silicon photonics modulator - 4x25Gb/s	18	17,210	16.5%	9,643
			$26,759		$13,764

Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The Company used the comparative method (“with/without”) of the income approach to determine the fair value of this intangible asset and utilized a discount rate of 15.5%.

Backlog represents the fair value of sales order backlog as of the valuation date. The Company used the income approach to determine the fair value of this intangible asset.

The goodwill arising from these acquisitions is primarily attributed to sales of future products and the assembled workforce. Goodwill is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2013 and fiscal 2012 as if IPtronics and Kotura had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2012. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Nine Months Ended September 30,
	2013	2012

Pro forma net revenue	$296,986	$394,525
Pro forma net income (loss)	$(24,588)	$86,844
Pro forma net income (loss) per share basic	$(0.57)	$2.12
Pro forma net income (loss) per share diluted	$(0.57)	$1.99

NOTE 4 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of September 30, 2013 and December 31, 2012, the Company did not have any financial assets or liabilities valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of September 30, 2013. There were no financial liabilities as of September 30, 2013.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposit	$—	$61,118	$61,118
U.S. Government and agency securities	—	74,881	74,881
Commercial paper	—	43,628	43,628
Corporate bonds	—	78,045	78,045
Forward contracts	—	1,755	1,755
Total financial assets	$—	$259,427	$259,427

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

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2013.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$37,878	$—	$—	$37,878
Certificates of deposit	61,128	—	(10)	61,118
U.S. Government and agency securities	74,864	28	(11)	74,881
Commercial paper	43,563	65	—	43,628
Corporate bonds	78,049	17	(21)	78,045
Total investments	$295,482	$110	$(42)	$295,550
Less amounts classified as cash and cash equivalents	(37,878)	—	—	(37,878)
	$257,604	$110	$(42)	$257,672

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$110,148	$—	$—	$110,148
Certificates of deposit	90,437	1	(7)	90,431
U.S. Government and agency securities	115,179	9	(59)	115,129
Commercial paper	34,977	—	(30)	34,947
Corporate bonds	61,543	3	(84)	61,462
Foreign government bonds	7,511	19	—	7,530
Total investments	$419,795	$32	$(180)	$419,647
Less amounts classified as cash and cash equivalents	(117,054)	—	—	(117,054)
	$302,741	$32	$(180)	$302,593

Realized gains upon the sale of marketable securities were less than $0.1 million and $0.2 million for the three months ended September 30, 2013 and September 30, 2012, respectively. Realized gains upon the sale of marketable securities were $0.4 million for both the nine months ended September 30, 2013 and September 30, 2012. At September 30, 2013, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of available-for-sale securities at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$69,435	$69,491	$58,758	$58,724
Due in one to three years	188,169	188,181	243,983	243,869
	$257,604	$257,672	$302,741	$302,593

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. The Company maintained a balance of $3.5 million and $2.6 million at September 30, 2013 and December 31, 2012, respectively, that represented security deposits restricted due to foreign exchange management agreements with two banks. The Company also maintained a balance of $0.7 million at December 31, 2012 that represented tenant security deposits restricted due to tenancy agreements.

The Company also maintains certain cash amounts classified as other long-term assets which are restricted as to withdrawal or use and with long-term maturities. The Company maintained a balance of $7.4 million and $3.4 million at September 30, 2013 and December 31, 2012, respectively.

Investments in privately-held companies

As of September 30, 2013, the Company held a total of $7.5 million investments in two privately-held companies and as of December 31, 2012, the Company held a total of $4.4 million investment in a privately-held company. These investments are accounted for under the cost method, net of impairment write down.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2012	$132,885
Goodwill from IPtronics acquisition	25,725
Goodwill from Kotura acquisition	40,948
Adjustments	—
Balance as of September 30, 2013	$199,558

The carrying amounts of intangible assets as of September 30, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$1,344	$(241)	$1,103
Developed technology	56,190	(21,407)	34,783
Customer relationships	13,376	(5,240)	8,136
Customer contract	1,529	(1,529)	—
Backlog	953	(853)	100
Total amortizable intangible assets	$73,392	$(29,270)	$44,122
IPR&D	13,764	—	13,764
Total intangible assets	$87,156	$(29,270)	$57,886

The carrying amounts of intangible assets as of December 31, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(946)	$—
Developed technology	23,132	(14,695)	8,437
Customer relationships	10,956	(3,328)	7,628
Customer contract	1,529	(1,460)	69
Total intangible assets	$36,563	$(20,429)	$16,134

Amortization expense of intangible assets was $4.7 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively. Amortization expense of intangible assets was $9.7 million and $7.0 million for the nine months ended September 30, 2013 and 2012, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2013	$4,519
2014	12,770
2015	10,661
2016	9,844
2017 and thereafter	20,092
$57,886

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

As of September 30, 2013, the Company had forward contracts in place that hedged future operating expenses of approximately 134.0 million NIS, or approximately $37.9 million based upon the exchange rate as of September 30, 2013. The forward contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

Fair value of derivative contracts as of September 30, 2013 and December 31, 2012 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$1,755	$2,942	$—	$—
Total derivatives designated as hedging instruments	$1,755	$2,942	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of September 30, 2013 and December 31, 2012, and their impact on OCI for the nine months ended September 30, 2013 (in thousands):

December 31, 2012	$2,942
Amount of gain recognized in OCI (effective portion)	3,531
Amount of gain reclassified from OCI to income (effective portion)	(4,718)
September 30, 2013	$1,755

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$1,737	$(750)	$4,718	$(1,431)

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and nine months ended September 30, 2013 and 2012.

NOTE 8— COMMITMENTS AND CONTINGENCIES:

Leases

As of September 30, 2013, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2013	$402	$4,218
2014	1,222	14,935
2015	1,079	10,808
2016	483	7,091
2017 and beyond	—	17,072
Total minimum lease payments	$3,186	$54,124
Less: Amount representing interest	(58)
Present value of capital lease obligations	3,128
Less: Current portion	(1,246)
Long-term portion of capital lease obligations	$1,882

Purchase commitments

At September 30, 2013, the Company had non-cancelable purchase commitments of $52.9 million, of which $46.4 million is expected to be paid in the remainder of 2013 and $6.5 million in 2014 and beyond.

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

Pending legal proceedings as of September 30, 2013 were as follows:

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

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863). On September 11, 2012, Avago Technologies U.S. Inc., Avago Technologies General IP (Singapore) Pte. Ltd., Avago Technologies Trading Ltd., Avago Technologies International Sales Pte., Ltd. and Avago Technologies Fiber (IP) Singapore Pte. Ltd. (collectively, “Avago”) filed a second amended and supplemental complaint (the “Complaint”) against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago in this case and alleges that the Respondents: infringed certain of Avago’s patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint.  Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All approximately 25 actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Israeli Class Action Claim in re TASE Delisting

On September 6, 2013, a request to certify a class action claim (along with the claim itself) was filed against the Company and its board of directors relating to the delisting of the Company’s shares from the Tel Aviv Stock Exchange (the “TASE”). The name of the claim is Mordechay Turgeman v. Mellanox et. al. (Case No.: 13189-06-13) (the “Claim”). The Claim states that the decision to delist from the TASE was a breach of the duty of care of the directors, as well as a breach of fiduciary duty and duty of care by the Company’s President and CEO. The Company was served with the complaint on September 16, 2013. Based on currently available information, the Company believes that the resolution of this claim is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

NOTE 9 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,285,922	$29.74
Options granted	31,653	18.30
Options exercised	(307,233)	13.79
Options cancelled	(99,232)	61.21
Outstanding at September 30, 2013	2,911,110	$30.23

The weighted average fair value of options granted was $18.30 and $48.01 for the three months ended September 30, 2013 and 2012, respectively, and $18.30 and $38.51 for the nine months ended September 30, 2013 and 2012, respectively.

The total pretax intrinsic value of options exercised in the nine months ended September 30, 2013 and 2012 was $11.3 million and $123.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $37.98 on September 30, 2013, the total pretax intrinsic value of all outstanding options was $49.0 million.

The total pretax intrinsic value of exercisable options at September 30, 2013 was $45.4 million. The total pretax intrinsic value of exercisable options at December 31, 2012 was $88.4 million.

Restricted share units activity under the Company’s equity incentive plans in the nine months ended September 30, 2013 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	1,084,053	50.15
Restricted share units vested	(623,571)	34.18
Restricted share units canceled	(121,709)	38.52
Non-vested restricted share units at September 30, 2013	2,101,933	$43.96

The weighted average fair value of restricted share units granted was $44.85 and $103.71 for the three months ended September 30, 2013 and 2012, respectively, and $50.15 and $40.83 for the nine months ended September 30, 2013 and 2012, respectively.

The total intrinsic value of all outstanding restricted share units was $79.8 million as of September 30, 2013 and $104.7 million as of December 31, 2012.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2013:

Number of Shares
Share options outstanding	2,911,110
Restricted share units outstanding	2,101,933
Shares authorized for future issuance	1,227,573
ESPP shares available for future issuance	1,245,974
Total shares reserved for future issuance as of September 30, 2013	7,486,590

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2013 and 2012:

	Employee Share Options		Employee Share Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dividend yield, %	—	—	—	—
Expected volatility, %	57.5	57.3	51.6	88.0
Risk free interest rate, %	1.54	0.91	0.04	0.14
Expected life, years	4.72	6.25	0.53	0.53
Estimated forfeiture rate, %	6.68	7.80	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Cost of goods sold	$461	$406	$1,359	$1,176
Research and development	6,898	4,883	19,148	13,583
Sales and marketing	2,407	2,476	6,873	6,179
General and administrative	2,166	1,604	6,092	4,118
Total share-based compensation expense	$11,932	$9,369	$33,472	$25,056

At September 30, 2013, there was $100.9 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.46 years.

At December 31, 2012, there was $84.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs were expected to be recognized over a weighted average period of 2.74 years.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2013 and September 30, 2012:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	221	3,531	3,752
Amounts reclassified from accumulated other comprehensive income/loss	(5)	(4,718)	(4,723)
Net current-period other comprehensive income/loss, net of taxes	216	(1,187)	(971)
Balance at September 30, 2013	$68	$1,755	$1,823

Balance at December 31, 2011	$(15)	$(1,149)	$(1,164)
Other comprehensive income/loss before reclassifications	(83)	(332)	(415)
Amounts reclassified from accumulated other comprehensive income/loss	(4)	1,431	1,427
Net current-period other comprehensive income/loss, net of taxes	(87)	1,099	1,012
Balance at September 30, 2012	$(102)	$(50)	$(152)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gains on Derivatives	$4,718	Cost of revenues and Operating expenses
	286	Cost of revenues
	3,648	Research and development
	399	Sales and marketing
	385	General and administrative
	4,718
Unrealized gains (losses) on Available-for-Sale Securities	5	Other income, net

Total reclassifications for the period	$4,723	Total

NOTE 11 — INCOME TAXES:

As of September 30, 2013 and December 31, 2012, the Company had unrecognized tax benefits of $22.0 million and $9.7 million, respectively. The Company established $9.2 million of unrecognized tax benefits in conjunction with the acquisitions of Kotura and IPtronics. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2013 and December 31, 2012, the amount of accrued interest and penalties totaled $0.8 million and $0.4 million, respectively. As of September 30, 2013, calendar years 2008 through 2012 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (24.9)% and (35.5)% for the three and nine months ended September 30, 2013, respectively. The Company’s effective tax rates were 2.8% and 2.6% for the three and nine months ended September 30, 2012, respectively. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2013 and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and September 30, 2012 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand and Ethernet, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

Overview

We are a fabless semiconductor company that produces and supplies high-performance interconnect products that facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We offer adapter, gateway and switch integrated circuits (“ICs”), adapter cards, switch systems, long-haul systems, gateway systems, software, services and cables, Variable Optical Attenuators, TransImpedance & Limiting Amplifiers and VCSEL Driver ICs as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, or HPC, Web 2.0, storage, financial services, database and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

On July 1, 2013, we completed the acquisition of IPtronics for a total purchase price of $42.8 million. We believe that the acquisition enhances our ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisition is expected to increase our competiveness and position as a leading provider of high-performance, end-to-end interconnect solutions for servers and storage systems.

On August 15, 2013, we completed the acquisition of Kotura, Inc. for a total purchase price of $80.7 million. The acquisition is expected to expand our ability to deliver cost-effective, high-speed networks with next generation optical connectivity. Kotura has an assembled workforce and a strong patent portfolio in the field of silicon photonics, a technology we expect to enhance our ability to offer interconnect solutions at per port bandwidths of 100 Gb/s and beyond.

Revenues. We derive revenues from sales of our ICs, cards, switch systems, cables, software and accessories. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $285.3 million for the nine months ended September 30, 2013, compared to $378.7 million for the nine months ended September 30, 2012, representing a decrease of approximately 25%. The year-over-year revenue decrease was primarily due to increased revenues in the nine months ended September 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in the nine months ended September 30, 2013 were negatively impacted by depletion of inventory accumulated at an OEM customer during the second half of 2012. Our revenues for the nine months ended September 30, 2013 are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs.  Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 69% and 78% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. Sales to customers representing 10% or more of revenues accounted for 32% and 43% of our total revenues for the nine months ended September 30, 2013 and 2012, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

At September 30, 2013 and December 31, 2012, based on information filed with the SEC or reported to us, Oracle Corporation held approximately 3.8 million of our ordinary shares. Sales to Oracle mainly through its contract manufacturers in the nine months ended September 30, 2013 and 2012 were $22.0 million and $19.5 million, respectively, and were conducted at arm’s-length. There were no other material transactions with Oracle during the nine months ended September 30, 2013 and 2012. At September 30, 2013 and December 31, 2012, accounts receivable from Oracle totaled $0.9 million and $0.2 million, respectively.

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

Amortization of Intangible Assets. Amortization of intangible assets relates to intangible assets resulting from our acquisitions of Voltaire Ltd., IPtronics A/S and Kotura, Inc. and purchases of patents and other license rights, which will be amortized over their estimated useful lives. Amortization is included in cost of revenues, research and development, sales and marketing or general and administrative expenses based upon the nature of the intangible asset.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	100%	100%	100%	100%
Cost of revenues	36	31	34	31
Gross profit	64	69	66	69
Operating expenses:
Research and development	43	23	42	27
Sales and marketing	17	11	18	12
General and administrative	9	4	10	5
Total operating expenses	69	38	70	44
Income (loss) from operations	(5)	31	(4)	25
Other income, net	1	1	0	1
Provision for taxes on income	(1)	(1)	(1)	(1)
Net income (loss)	(5)%	31%	(5)%	25%

Comparison of the Three Months Ended September 30, 2013 to the Three Months Ended September 30, 2012

The following table represents our total revenues for the three months ended September 30, 2013 and 2012 by product category, interconnect protocol and data rate.

	Three Months Ended September 30,
Product category:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
ICs	$16,199	15.6%	$36,267	23.2%
Boards	30,820	29.6%	46,970	30.0%
Switch and gateway systems	36,031	34.6%	47,258	30.2%
Cables, accessories and other	21,017	20.2%	25,976	16.6%
Total revenue	$104,067	100.0%	$156,471	100.0%

	Three Months Ended September 30,
Interconnect protocol and data rate:	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$50,139	48.2%	$89,037	56.9%
QDR	18,568	17.8%	48,044	30.7%
DDR	7,085	6.8%	6,925	4.4%
SDR	680	0.7%	791	0.5%
Total	76,472	73.5%	144,797	92.5%
Ethernet	15,146	14.6%	10,717	6.9%
Other	12,449	11.9%	957	0.6%
Total revenue	$104,067	100.0%	$156,471	100.0%

Revenues. Revenues were $104.1 million for the three months ended September 30, 2013 compared to $156.5 million for the three months ended September 30, 2012, representing a decrease of 33.5%. The year-over-year revenue decrease was primarily due to increased revenues in the three months ended September 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. The revenues from sales by Kotura and IPtronics from their respective acquisition dates are included in the other revenues category. Revenues for the three months ended September 30, 2013 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $67.0 million for the three months ended September 30, 2013 compared to $108.1 million for the three months ended September 30, 2012, representing a decrease of 38.0%. As a percentage of revenues, gross margin decreased to 64.4% in the three months ended September 30, 2013 from 69.1% in the three months ended September 30, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in the three months ended September 30, 2013 while the portion of revenues attributable to switch and gateway systems increased. We garnish higher gross margins on sales of ICs and boards. In addition, gross profit in the third quarter of 2013 was impacted by an increase in amortization of acquired intangible assets in the amount of $1.9 million and acquisition related charges of $0.7 million associated with the acquisitions of Kotura and IPtronics. Gross margin for the three months ended September 30, 2013 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$21,880	21.0%	$20,274	13.0%
Share-based compensation	6,898	6.6%	4,883	3.1%
Development and tape-out costs	5,137	5.0%	4,200	2.7%
Other research and development costs	10,270	9.9%	6,872	4.4%
Total research and development	$44,185	42.5%	$36,229	23.2%

Research and development expenses were $44.2 million in the three months ended September 30, 2013 compared to $36.2 million in the three months ended September 30, 2012, representing an increase of 22.0%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2013, RSUs grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. Development and tape-out costs were higher in the third quarter of 2013 primarily due to higher mask, software costs, and product test expenses. The increase in other research and development costs was primarily attributable to higher depreciation, and amortization expenses due to amortization of acquired intangibles, other acquisition related charges as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$10,287	9.9%	$8,447	5.4%
Share-based compensation	2,407	2.3%	2,476	1.6%
Trade shows and promotions	2,449	2.4%	2,908	1.8%
Other sales and marketing costs	2,928	2.8%	2,620	1.7%
Total sales and marketing	$18,071	17.4%	$16,451	10.5%

Sales and marketing expenses were $18.1 million for the three months ended September 30, 2013 compared to $16.5 million for the three months ended September 30, 2012, representing an increase of 9.8%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The decrease in trade show and promotion costs was primarily due to a decrease in the volume of trade show and promotional activities, lower external sales commission and a decrease in expenses related to equipment for customer product evaluations. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses due to acquired intangible assets in the amount of $0.8 million and acquisition related charges of $0.3 million.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$3,232	3.1%	$2,714	1.8%
Share-based compensation	2,166	2.1%	1,604	1.0%
Professional services	3,715	3.5%	1,113	0.7%
Other general and administrative costs	487	0.5%	781	0.5%
Total general and administrative	$9,600	9.2%	$6,212	4.0%

General and administrative expenses were $9.6 million for the three months ended September 30, 2013 compared to $6.2 million for the three months ended September 30, 2012, representing an increase of 54.5%. The increase in salaries and benefits and share-

based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2013, RSU grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in professional services costs was primarily due to $2.5 million of legal, accounting and consulting fees associated with the acquisitions of Kotura and IPtronics, as well as legal expenses related to the legal proceedings in which we are currently involved. The decrease in other general and administrative costs was due to lower human resources related costs.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,
	2013	2012
	(In thousands)
Cost of goods sold	$461	$406
Research and development	6,898	4,883
Sales and marketing	2,407	2,476
General and administrative	2,166	1,604
Total share-based compensation expense	$11,932	$9,369

Share-based compensation expense was $11.9 million for the three months ended September 30, 2013, compared to $9.4 million for the three months ended September 30, 2012, representing an increase of 27.4%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2013, RSU grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

At September 30, 2013, there was $100.9 million of unrecognized share-based compensation cost related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.46 years.

At September 30, 2012, there was $86.9 million of unrecognized share-based compensation cost related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.81 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $0.5 million for the three months ended September 30, 2013 compared to $0.6 million for the three months ended September 30, 2012. The slight decrease in other income, net is due to a decrease in interest income and lower foreign currency exchange gains.

Provision for Taxes on Income. Provision for taxes on income was $1.1 million for the three months ended September 30, 2013, compared to $1.4 million for the three months ended September 30, 2012. Effective January 2013, the Company’s income associated with the Tel Aviv, Israel area is subject to a reduced income tax rate. The effective tax rate was approximately (24.9)% and 2.8% for the three months ended September 30, 2013 and 2012, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Comparison of the Nine Months Ended September 30, 2013 to the Nine Months Ended September 30, 2012

The following table represents our total revenues for the nine months ended September 30, 2013 and 2012 by product category, interconnect protocol and data rate.

	Nine Months Ended September 30,
Product category:	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
ICs	$40,856	14.3%	$70,539	18.6%
Boards	84,620	29.7%	119,164	31.5%
Switch systems and gateways	110,639	38.8%	126,080	33.3%
Cables, accessories and other	49,200	17.2%	62,898	16.6%
Total revenue	$285,315	100.0%	$378,681	100.0%

	Nine Months Ended September 30,
Interconnect protocol and data rate:	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$142,724	50.0%	$188,778	49.9%
QDR	68,465	24.0%	130,200	34.4%
DDR	15,122	5.3%	21,428	5.6%
SDR	1,896	0.7%	1,637	0.4%
Total	228,207	80.0%	342,043	90.3%
Ethernet	36,928	12.9%	29,078	7.7%
Other	20,180	7.1%	7,560	2.0%
Total revenue	$285,315	100.0%	$378,681	100.0%

Revenues. Revenues were $285.3 million for the nine months ended September 30, 2013 compared to $378.7 million for the nine months ended September 30, 2012, representing a decrease of 24.7%. The year-over-year revenue decrease was primarily due to increased revenues in the nine months ended September 30, 2012 related to pent up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in the nine months ended September 30, 2013 were negatively impacted by the depletion of inventory accumulated at an OEM customer during the second half of 2012. The revenues from sales by Kotura and IPtronics from their respective acquisition dates are included in the other revenues category. Revenues for the nine months ended September 30, 2013 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $187.2 million for the nine months ended September 30, 2013 compared to $259.7 million for the nine months ended September 30, 2012, representing a decrease of 27.9%. As a percentage of revenues, gross margin decreased to 65.6% in the nine months ended September 30, 2013 from 68.6% in the nine months ended September 30, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in the nine months ended September 30, 2013 while the portion of revenues attributable to switch and gateway systems increased. We garnish higher gross margins on sales of ICs and boards. In addition, gross profit in 2013 was impacted by higher amortization of acquired intangible assets from the Kotura and IPtronics acquisitions in the amount of $1.9 million and acquisition related charges of $0.7 million. Gross margin for the nine months ended September 30, 2013 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$59,509	20.9%	$57,479	15.2%
Share-based compensation	19,148	6.7%	13,583	3.6%
Development and tape-out costs	14,840	5.2%	12,243	3.2%
Other research and development costs	27,706	9.7%	19,540	5.2%
Total research and development	$121,203	42.5%	$102,845	27.2%

Research and development expenses were $121.2 million in the nine months ended September 30, 2013 compared to $102.8 million in the nine months ended September 30, 2012, representing an increase of 17.9%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2013, RSUs grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. Development and tape-out costs were higher primarily due to increased non-recurring engineering expenses and higher software costs, outsourcing and product development expenses. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses due to amortization of acquired intangibles, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$28,678	10.1%	$23,482	6.2%
Share-based compensation	6,873	2.4%	6,179	1.6%
Trade shows and promotions	7,614	2.7%	7,952	2.1%
Other sales and marketing costs	8,117	2.8%	7,453	2.0%
Total sales and marketing	$51,282	18.0%	$45,066	11.9%

Sales and marketing expenses were $51.3 million for the nine months ended September 30, 2013 compared to $45.1 million for the nine months ended September 30, 2012, representing an increase of 13.8%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The decrease in trade show and promotion costs was primarily due to lower external sales commission. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses due to acquired intangible assets related to the new acquisitions in the amount of $0.2 million and acquisition related charges of $0.3 million.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$8,278	2.9%	$7,941	2.1%
Share-based compensation	6,092	2.1%	4,118	1.1%
Professional services	10,138	3.6%	3,213	0.8%
Other general and administrative costs	2,624	0.9%	2,133	0.6%
Total general and administrative	$27,132	9.5%	$17,405	4.6%

General and administrative expenses were $27.1 million for the nine months ended September 30, 2013 compared to $17.4 million for the nine months ended September 30, 2012, representing an increase of 55.9%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2013, RSU grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in professional services costs was primarily due to $6.8 million of legal, accounting and other consulting fees associated with the acquisitions of Kotura and IPtronics, as well as legal expenses related to the legal proceedings in which the Company is currently involved. The increase in other general and administrative costs was due to higher facilities and maintenance expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Nine months ended September 30,
	2013	2012
	(In thousands)
Cost of goods sold	$1,359	$1,176
Research and development	19,148	13,583
Sales and marketing	6,873	6,179
General and administrative	6,092	4,118
Total share-based compensation expense	$33,472	$25,056

Share-based compensation expense was $33.5 million for the nine months ended September 30, 2013, compared to $25.1 million for the nine months ended September 30, 2012, representing an increase of 33.6%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2013, RSU grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $0.9 million for the nine months ended September 30, 2013, compared to $1.0 million for the nine months ended September 30, 2012. Interest income, net increased by $0.1 million and was partially offset by higher foreign currency exchange losses of $0.2 million.

Provision for Taxes on Income. Provision for taxes on income was $4.1 million for the nine months ended September 30, 2013, compared to $2.5 million for the nine months ended September 30, 2012. Effective January 2013, the Company’s income associated with the Tel Aviv, Israel area is subject to a reduced income tax rate. The effective tax rate was approximately (35.5)% and 2.6% for the nine months ended September 30, 2013 and 2012, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2013, our principal source of liquidity consisted of cash and cash equivalents of $37.9 million and short-term investments of $257.7 million. During the third quarter of 2013, we completed acquisitions of IPtronics and Kotura and paid the total net cash purchase price of approximately $123.5 million from our existing capital resources. We expect that our current cash, cash equivalents, short-term investments, and cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, and capital expenditures to support our infrastructure and growth.

Our cash position, short-term investments, restricted cash and working capital at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Cash and cash equivalents	$37,878	$117,054
Short-term investments	257,672	302,593
Restricted cash, current	3,527	3,229
Restricted cash, long-term	7,360	3,388
Total	$306,437	$426,264

Working capital	$337,667	$431,745

Our ratio of current assets to current liabilities was 5.0:1 at September 30, 2013 and December 31, 2012.

Operating activities

Net cash provided by our operating activities amounted to $21.3 million and $157.1 million in the nine months ended September 30, 2013 and 2012, respectively. Net cash provided by operating activities in the nine months ended September 30, 2013 was primarily attributable to net non-cash items of $53.0 million partially offset by changes in assets and liabilities of $16.1 million and net loss of $15.6 million. Non-cash expenses consisted primarily of $30.7 million of share-based compensation, net of the excess tax benefits, and $25.4 million for depreciation and amortization, partially offset by deferred income taxes of $2.4 million. The $16.1 million cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $12.1 million, a decrease of $8.7 million in accrued liabilities primarily due to the payment of accrued bonuses for fiscal year 2012, and a decrease in accounts payable of $8.9 million primarily due to payments to contract manufacturers for inventory purchased in fiscal 2012, partially offset by a decrease in inventories of $12.9 million as we continued to fulfill customer orders from existing inventories and a decrease in prepaid expenses and other assets of $0.7 million.

Net cash provided by operating activities was $157.1 million in the nine months ended September 30, 2012. Net cash provided by operating activities in the nine months ended September 30, 2012 was primarily attributable to net income of $92.9 million, adjusted by net non-cash items of $34.4 million and changes in assets and liabilities of $29.8 million. Non-cash expenses consisted primarily of $22.1 million of share-based compensation, net of the excess tax benefits, and $17.1 million for depreciation and amortization, and were partially offset by deferred income taxes of $4.4 million. The $29.8 million cash inflow from changes in assets and liabilities resulted from an increase of $37.4 million in accrued liabilities primarily due to higher payroll obligations and an increase in accounts payable of $9.9 million due to the higher volume of purchases during the period, and was partially offset by an increase in inventories of $9.9 million to support higher demand from our customers, an increase in accounts receivable of $4.3 million and an increase in prepaid expenses and other assets of $3.3 million.

Investing activities

Net cash used in investing activities was $115.9 million in the nine months ended September 30, 2013. Cash used in investing activities was primarily attributable to the acquisitions of Kotura and IPtronics in the amount of $123.5 million, purchases of property and equipment of $24.1 million, purchases of intangible assets of $6.4 million, an increase in restricted cash deposits by $3.9 million and an equity investment of $3.1 million in private companies partially offset by net sales and maturities of short-term investments of $45.8 million.

Net cash used in investing activities was $230.0 million in the nine months ended September 30, 2012. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $207.2 million, purchases of property and equipment of $20.9 million and an equity investment of $1.4 million in a private company.

Financing activities

Our financing activities generated $15.4 million in the nine months ended September 30, 2013. Cash provided by financing activities was primarily due to proceeds of $13.6 million from share option exercises and purchases pursuant to our employee share purchase plan and an excess tax benefit from share-based compensation of $2.8 million, partially offset by principal payments on capital lease obligations of $1.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$3,128	$344	$2,784	$—	$—
Non-cancelable operating lease commitments	54,124	16,451	19,027	10,740	7,906
Purchase commitments	52,859	51,015	1,694	150	—
Total	$110,111	$67,810	$23,505	$10,890	$7,906

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, short-term deposits, and interest bearing investments in U.S. government debt securities and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 3% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated securities are defined as having a minimum Moody or Standard & Poor’s rating of A2 or A, respectively. We have not experienced any material losses on cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency forward contracts and natural hedges are generally utilized in this hedging program. We do not enter into forward contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a gain before taxes of approximately $0.1 million at September 30, 2013. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2013, approximately $11.4 million of our monthly operating expenses were denominated in NIS. As of September 30, 2013, we had forward contracts in place that hedged future operating expenses of approximately 134.0 million NIS, or approximately $37.9 million based upon the exchange rate on September 30, 2013. The forward contracts cover a portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, failure of one or more of these financial institutions could result in incurred losses.

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

Changes in Internal Control Over Financial Reporting

During the quarter, we completed the acquisitions of IPtronics A/S and Kotura, Inc. Other than the impact of these business combinations, there has been no change in our internal control over financial reporting during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

See Note 8, “Commitments and Contingencies—Legal proceedings” of the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for a full description of legal proceedings and related contingencies and their effects on our condensed consolidated financial position, results of operations and cash flows.

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

In the third quarter of 2013, we acquired IPtronics and Kotura. We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition, reduced investment income as a result of lower cash and investment balances and our ability to successfully integrate an acquired company’s operations with our operations.

Acquisitions, such as our acquisitions of IPtronics and Kotura, present a number of other potential risks and challenges that could disrupt our business operations. For example, we may not be able to successfully negotiate or finance the acquisition on favorable terms. If an acquired company also has inventory that we assume, we will be required to write up the carrying value of that inventory to its fair value. When that inventory is sold, the gross margins for those products are reduced and our gross margins for that period are negatively affected. Furthermore, the purchase price of any acquired businesses may exceed the current fair values of the net tangible assets of such acquired businesses. As a result, we would be required to record material amounts of goodwill, acquired in-process research and development and other intangible assets, which could result in significant impairment and acquired in-process research and development charges and amortization expense in future periods. These charges, in addition to the results of operations of such acquired businesses and potential restructuring costs associated with an acquisition, could have a material adverse effect on our business, financial condition and results of operations. We cannot forecast the number, timing or size of future acquisitions, or the effect that any such acquisitions might have on our operating or financial results. Furthermore, potential acquisitions, whether or not consummated, will divert our management’s attention and may require considerable cash outlays at the expense of our existing operations. In addition, to complete future acquisitions, we may issue equity securities, incur debt, assume contingent liabilities or have amortization expenses and write-downs of acquired assets, which could adversely affect our profitability.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 68% of our revenues. For the three months ended September 30, 2012, sales to Hewlett-Packard, IBM and Polywell Computers accounted for 19%, 18% and 11%, respectively, of our total revenues, while sales to our top ten customers accounted for 80%. of our revenues. For the year ended December 31, 2012, sales to Hewlett-Packard and IBM accounted for 20% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 48% and 53% of our revenues in the three months ended September 30, 2013 and 2012, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

·               reduced protection of intellectual property rights in some countries;

·               difficulties in staffing and managing foreign operations;

·               longer sales and payment cycles;

·               greater difficulties in collecting accounts receivable;

·               adverse economic conditions;

·               seasonal reductions in business activity;

·               potentially adverse tax consequences;

·               laws and business practices favoring local competition;

·               costs and difficulties of customizing products for foreign countries;

·               compliance with a wide variety of complex foreign laws and treaties;

·               compliance with the United States’ Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

·               compliance with export control and regulations;

·               licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

·               foreign currency exchange risks;

·               fluctuations in freight rates and transportation disruptions;

·               political and economic instability;

·               variance and unexpected changes in local laws and regulations;

·               natural disasters and public health emergencies; and

·               trade and travel restrictions.

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

As of September 30, 2013, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, Psagot Investments House Ltd. and T. Rowe Price Associates, Inc. beneficially owned an aggregate of approximately 41% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 47% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended September 30, 2013, our shares traded as low as $33.69 and as high as $54.89 per share. During the last 52 weeks our shares traded as low as $33.69 per share and as high as $111.38 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

·               quarterly variations in our results of operations or those of our competitors;

·               announcements by us, our competitors, our customers or rumors from sources other than our company related to acquisitions, new products, significant contracts, commercial relationships, capital commitments or changes in the competitive landscape;

·               our ability to develop and market new and enhanced products on a timely basis;

·               disruption to our operations;

·               geopolitical instability;

·               the emergence of new sales channels in which we are unable to compete effectively;

·               any major change in our board of directors or management;

·               changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

·               changes in governmental regulations or in the status of our regulatory approvals;

·               general economic conditions and slow or negative growth of related markets;

·               commencement of, or our involvement in, litigation;

·               changes in earnings estimates or recommendations by securities analysts;

·               whether our operating results meet our guidance or the expectations of investors or securities analysts;

·               continuing international conflicts and acts of terrorism; and

·               changes in accounting rules.

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(2)	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.2(3)	Form of Restricted Stock Unit Award Agreement under the IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.3(4)	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

10.4(5)	Form of Stock Option Agreement under the Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

10.5(6)	Form of Restricted Stock Unit Award Agreement under the Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

(5)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

(6)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2013	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(2)	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.2(3)	Form of Restricted Stock Unit Award Agreement under the IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.3(4)	Kotura, Inc. second Amended and Restated 2003 Stock Plan.

10.4(5)	Form of Stock Option Agreement under the Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

10.5(6)	Form of Restricted Stock Unit Award Agreement under the under the Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(2)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(3)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(4)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

(5)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

(6)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.