Form 10-K
period 2013-12-31
Mellanox Technologies, Ltd.
filed 2014-02-28
CIK 1356104

Use these links to rapidly review the document

PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.7 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 20, 2014, was 44,317,238.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2013.

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

  •
  our ability to resume and maintain adequate revenue growth;

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

ITEM 1—BUSINESS

Overview

        We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, ("HPC"), Web 2.0, storage, financial services, enterprise data center, ("EDC") and cloud. These solutions increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the four largest server vendors, IBM, HP, Dell and Oracle, which collectively shipped the majority of servers in 2013, according to industry research firm Gartner. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Fujitsu, Hewlett Packard, IBM, EMC, NetApp, Nimbus Data, Oracle, Teradata, Toshiba and Seagate/Xyratex. Additionally, our products are used as embedded solutions by companies such as Fujitsu, GE Fanuc, Mercury, and Toshiba Medical.

        We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 40Gb/s Ethernet adapters and switches to the market, and the only end-to-end 40 and 56Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10Gb/s directly to 40Gb/s or 56Gb/s.

        On July 1, 2013, we completed the acquisition of a privately held company, IPtronics A/S ("IPtronics"). On August 15, 2013, we completed the acquisition of a privately held company, Kotura, Inc. ("Kotura"). Our primary reasons for the IPtronics and Kotura acquisitions were to enhance our ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100 Gb/s and beyond. The acquisitions also enhanced our engineering team and added a strong patent portfolio in the field of silicon photonics.

        In 2011, we completed the acquisition of Voltaire Ltd., ("Voltaire"), a leading provider of scale-out computing fabrics for data centers, high-performance computing and cloud environments. Our primary reasons for the Voltaire acquisition were to enhance our position in providing end-to-end interconnect solutions and to expand our software and switch system offerings. The acquisition also enhanced our engineering team and sales force through the addition of Voltaire employees. The acquisition of Voltaire allowed us to offer a broader product portfolio, provided us with the opportunity to expand our customer base and allowed us to go to market with end-to-end hardware and software solutions for both InfiniBand and Ethernet.

        We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, ("VPI"), into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs that incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand.

        In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

  •
  processor vendors such as Intel, AMD, IBM and Oracle;

  •
  operating system vendors such as Microsoft, Novell and Red Hat; and

  •
  software applications vendors such as Oracle, IBM and VMware.

        We are a Steering Committee member of the InfiniBand Trade Association, ("IBTA"), and the OpenFabrics Alliance, ("OFA"), both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are also a participating member of the Institute of Electrical and Electronic Engineers, or IEEE, an organization which facilitates the advancement of the Ethernet standard, Ethernet Alliance and other industry organizations advancing various networking and storage related standards.

        Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets for the years ended December 31, 2012 and 2013 were approximately, $771.0 million and $806.8 million, respectively. During the years ended December 31, 2011, 2012 and 2013, we generated approximately $259.3 million, $500.8 million and $390.9 million in revenues, respectively, and approximately $10.0 million, $111.4 million and $(22.9) million in net income (loss), respectively.

        We measure our business based on one reportable segment: the development, manufacturing, marketing and sales of interconnect products. Additional information required by this item is incorporated herein by reference to our consolidated financial statements and Note 13, "Geographic information and revenues by product group," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. The risks attendant to foreign operations and dependence on foreign operations are discussed under the section entitled "Risk Factors—Risks Related to Operations in Israel and Other Foreign Countries" under Part I, Item 1A of this report.

Industry Background

High-Performance Interconnect Market Overview and Trends

        Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between compute and storage resources through fast transfer of data, latency reduction, improved central processing unit, or CPU, utilization and efficient sharing of resources. The result is higher efficiency and better resource utilization, thereby delivering higher application performance with lower capital expenditures and operating expenses. Large scale applications provided by leading companies in HPC, storage, Web 2.0, cloud, big data, EDC and financial services utilize these technologies to deliver their products and services.

        Demand for computing power and data storage capacity continue to rise, fueled by the increasing reliance by enterprises on information technology, ("IT"), for everyday operations. The increase in computing resources for virtual product design, the increase in online banking and electronic medical records for healthcare, and government regulations requiring digital records retention require increased IT capacity. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

  •
  Transition to clustered computing and storage using connections among multiple standard components;

  •
  Transition to multiple and multi-core processors in servers;

  •
  Use of solid state memory drives for data storage;

  •
  Enterprise data center infrastructure consolidation;

  •
  Increasing deployments of mission critical, latency, or response time sensitive applications;

  •
  Increasing deployments of converged infrastructure;

  •
  Increasing deployment of virtualized computing and virtualized networking resources to improve server utilization;

  •
  Requirements by cloud providers to perform system provisioning, workload migrations and support multiple users' requests faster and more efficiently;

  •
  Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities; and

  •
  Big Data Analytics problems require faster data access and processing to analyze increasingly large datasets and to provide real-time analysis.

        A number of semiconductor-based interconnect solutions have been developed to address different application requirements. These solutions include proprietary technologies as well as standard technologies, including Fibre Channel, Ethernet and InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

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

  •
  Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. An increase to 10Gb/s and 40Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest scalability.

        In the HPC market the predominant interconnects today are InfiniBand and Ethernet. In the EDC and embedded markets, the predominant interconnects today are Ethernet, Fibre Channel and InfiniBand. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide high bandwidth and better overall performance in these markets.

Advantages of InfiniBand

        We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures by providing solutions for more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

  •
  Superior performance.  In comparison to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the CPU of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters and switches provide bandwidth up to 56Gb/s, with end-to-end latency lower than a microsecond. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

        The following table provides a bandwidth comparison of the various high-performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 10Gb/s	2Gb/s - 16Gb/s	1Gb/s - 40Gb/s	10Gb/s - 56Gb/s server-to-server 10Gb/s - 56Gb/s switch-to-switch

        Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half that of tested Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the EDC and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and 10Gb/s or 40Gb/s Ethernet solutions that deliver lower latency than Gigabit Ethernet, which is the current predominant technology today.

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

Our Ethernet Solution

        Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a competitive and complete 10/40/56Gb/s Ethernet solution for use in EDC, HPC, embedded environments, and hyperscale Web 2.0 and cloud data centers. These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.

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

Our Strengths

        We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

  •
  We have expertise in developing high-performance interconnect solutions.  We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We have used these competencies along with our knowledge of InfiniBand to design our innovative, next generation, high-performance products that also support the Ethernet interconnect standard. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 206 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

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

  •
  We have extensive relationships with our key OEM customers and many end users.  Since our inception we have worked closely with major OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of our InfiniBand and Ethernet products. During this process, we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

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

  •
  Leverage our fabless business model to deliver strong financial performance.  We intend to continue operating as a fabless semiconductor company and consider outsourced manufacturing of our ICs, adapter cards, switches and cables to be a key element of our strategy. Our fabless business model offers flexibility to meet market demand and allows us to focus on delivering innovative solutions to our customers. We plan to continue to leverage the flexibility and efficiency offered by our business.

Our Products

        We provide complete solutions which are based on and meet the specifications of the InfiniBand standard in addition to products that also support the Ethernet standard. Our InfiniBand products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, and SwitchX®-2 product family) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), software, cables and modules. Our latest 4th, 5th and 6th generation adapters and cards (ConnectX®, ConnectX®-2 and ConnectX®-3 product families) also support the Ethernet interconnect standard in addition to InfiniBand. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways to Fibre Channel. Our gateway devices support bridging capabilities from InfiniBand to Ethernet. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.

        We have registered "Mellanox" and its logo, "BridgeX", "ConnectX", "CORE-Direct", "InfiniBridge", "InfiniHost", "InfiniScale", "PhyX", "SwitchX", "Virtual Protocol Interconnect" , "MLNX-OS", "UFM" and "Voltaire" as trademarks in the United States. We have trademark applications pending to register "GPUDirecdt", "Connect-IB", "Mellanox ScalableHPC", "Mellanox Software Derived Storage", "Mellanox Federal System", "TestX", "MetroX", "Connect. Accelerate. Perform", "CoolBox", "MetroDX", "Mellanox Open Ethernet", "The Generation of Open Ethernet", "Mellanox Virtual Modular Switch", "ExtendX", "Accelio" and "Mellanox OpenCloud".

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

        We also provide our switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our 6th generation switch IC (SwitchX-2) supports up to 56Gb/s InfiniBand and Ethernet throughput. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port.

        Our products generally vary by the number and performance of InfiniBand and/or Ethernet ports supported.

        We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.

        We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager (UFM) and MLNX-OS, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. In addition, we provide a full suite of acceleration software (Messaging Accelerator, ("VMA"), Fabric Collective Accelerator, or FCA, Storage Accelerator, ("VSA"), and Unstructured Data Accelerator, ("UDA")) that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.

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

High-performance mixed-signal design

        One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 14Gb/s SerDes over a ten meter InfiniBand copper cable. Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 14Gb/s SerDes I/O that is used in our 5th generation ConnectX adapter and 5th generation SwitchX switch IC that support InfiniBand and Ethernet. Our 14Gb/s SerDes enables our ConnectX adapters to support 56Gb/s bandwidth (four 14Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space.

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

        Representative OEM customers in these areas for the year ended December 31, 2013 include:

Server	Storage	Communications Infrastructure Equipment	Embedded Systems
Bull	HP	Oracle	Fujitsu
HP	NetApp	Alcatel/Lucent	Mercury
IBM	EMC / EMC Isilon		Finisar
Dell	Xyratex/Seagate		GE Fanuc
Fujitsu	IBM		Toshiba Medical
Inspur	Inspur
Intel	Data Direct Networks
Oracle	Fujitsu
Quanta	LSI/Avago
SGI	Nimbus Data
Super Micro	Oracle
Sugon	SGI
Teradata
Toshiba

        Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2013, sales to IBM accounted for 17% of our total revenues and sales to Hewlett-Packard accounted for 13% of our total revenues. In the year ended December 31, 2012, sales to Hewlett-Packard accounted for 20% of our total revenues and sales to IBM accounted for 19% of our total revenues. In the year ended December 31, 2011, sales to Hewlett-Packard accounted for 19% of our total revenues and sales to IBM accounted for 17% of our total revenues.

Backlog

        Our sales are primarily made through standard purchase orders for delivery of products. Our manufacturing production is based on estimates and advance non-binding commitments from customers as to future purchases. We follow industry practice that allows customers to cancel, change or defer orders with limited advance notice prior to shipment. Given this practice, we do not believe that backlog is a reliable indicator of future revenue levels.

Sales and Marketing

        We sell our products worldwide through multiple channels, including our direct sales force, our network of domestic and international sales representatives and independent distributors. We have strategically located sales personnel in the United States, Europe, China, Japan, India, Taiwan and Australia. Our sales directors focus their efforts on leading OEMs and target key decision makers. We are also in frequent communication with our customers' and partners' sales organizations to jointly promote our products and partner solutions into end-user markets. We have expanded our sales and business development teams to engage directly with end users promoting the benefits of our products which we believe creates additional demand for our customers' products that incorporate our products.

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

        In 2013, we have extended our silicon design capabilities with the acquisition of IPtronics, which design Trans Impedance Amplifiers and Laser drivers, and the acquisition of Kotura, a silicon photonics chip provider. Both companies provide Mellanox with greater depth and expertise relative to our interconnect solutions.

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

        Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $168.7 million in 2013, $138.9 million in 2012 and $92.5 million in 2011.

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

        Manufacturing and Testing.    We use Taiwan Semiconductor Manufacturing Company, ("TSMC"), to manufacture and Advanced Semiconductor Engineering, ("ASE"), to assemble, package and production test our IC products. We use Flextronics International Ltd., Sanmina-SCI Corporation, A.L Electronics Engineering, Production Services Ltd and Universal Scientific Industrial Co., Ltd., ("USI"), to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

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

Employees

        As of December 31, 2013, we had 1,403 full-time employees and 136 part-time employees, including 1,048 in research and development, 252 in sales and marketing, 166 in general and administrative and 73 in operations. 1,111 of our full-time employees and all of our 134 part-time employees are located in Israel.

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

        The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other IP rights. We, like other companies in the semiconductor industry, believe it is important to aggressively protect and pursue our IP rights. Accordingly, to protect our rights, we may file suit against parties whom we believe are infringing or misappropriating our IP rights. In addition, we are currently engaged in litigation and may engage in future litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigations could result in substantial cost and may divert management's attention away from day-to-day operations. We may not prevail in these lawsuits. If any party infringes or misappropriates our IP rights, this infringement or misappropriation could materially adversely affect our business and competitive position.

        As of December 31, 2013, we had 157 issued patents in the United States, five issued patents in Israel and 44 issued patents in other countries. We had 125 patent applications pending in the United States and 33 patent applications pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition the lives of acquired patents may also be of shorter term depending upon their acquisition dates and the issued dates. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

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

        We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation, which acquired the InfiniBand product lines from QLogic Corporation at the beginning of 2012. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

Additional Information

        We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol "MLNX". Our ordinary shares were also traded on the Tel-Aviv Stock Exchange from July 9, 2007 to August 29, 2013 under the symbol "MLNX". Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.

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

Available Information

        We file reports with the Securities and Exchange Commission, ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, links to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

        A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 67% of our revenues. For the year ended December 31, 2012, sales to Hewlett-Packard and IBM accounted for 20% and 19%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

         We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.

        The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation. For Ethernet technology, the leading IC vendors include Emulex, Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Emulex Corporation and QLogic Corporation. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.

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

        There is a risk that these developments or enhancement, will be late, will have technical problems, fail to meet customer or market specifications and will not be competitive with other products using alternative technologies that offer comparable performance and functionality. We may be unable to successfully develop additional next generation products, new products or product enhancements. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business will suffer if we fail to continue to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.

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

        In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a "single point of failure." Specifically, as we move to smaller geometries, we have become increasingly reliant on IC manufacturers. The lack of diversity of suppliers could also drive increased prices and adversely affect our results of operations, including our product gross margins

        We currently do not have long-term supply contracts with any of our third-party subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. None of our third-party subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Our subcontractors may allocate capacity to the production of other companies' products while reducing deliveries to us on short notice. Other customers that are larger and better financed than we are or that have long-term agreements with these subcontractors may cause these subcontractors to reallocate capacity to those customers, thereby decreasing the capacity available to us.

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

        Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. Patents that we currently own do not cover all of the products that we presently sell. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Even in the event that these patents are not issued, the applications may become publicly available and proprietary information disclosed in the applications will become available to others. In addition the lives of acquired patents may also be of shorter term depending upon their acquisition dates and the issue dates. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patent in the United States and Israel would be 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later on turn out to be important.

         Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.

        The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notices from competitors and other third parties that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party's proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. Additionally, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

        Questions of infringement in the markets we serve involve highly technical and subjective analyses. We are involved in intellectual property litigation today and litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.

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

        Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market's perception of us. Competition for qualified engineers in the markets in which we operate is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and chief executive officer and other senior executives. We do not have long-term employment contracts with our president and chief executive officer or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

        In addition, our production of existing and development of new products can involve multiple iterations and unforeseen manufacturing difficulties, resulting in reduced manufacturing yields, delays and increased expenses. The evolving nature of our products requires us to modify our manufacturing specifications, which may result in delays in manufacturing output and product deliveries. We rely on a limited number of third parties to manufacture our products. Our ability to offer new products depends on our manufacturers' ability to implement our revised product specifications, which is costly, time-consuming and complex.

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

        We prepare our financial statements to conform to generally accepted accounting principles, ("GAAP"), in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, ("FASB"), the American Institute of Certified Public Accountants, ("AICPA"), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

        We derived 47%, 51% and 51% of our revenues in the years ended December 31, 2011, 2012 and 2013, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

        We are incorporated in Israel. Three of our executive officers and two of our directors, one of whom is also an executive officer, are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Two of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of the above persons in Israel.

        In addition, it may be difficult for a shareholder to enforce civil liabilities under U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. Furthermore, an Israeli court recently held that U.S. law is applicable to a claim for misrepresentation in periodic reports made against a public company whose shares are traded both in the United States and on the Tel Aviv Stock Exchange (the "TASE"). If U.S. law is found to be applicable, the content of applicable U.S. law must be proved in an Israeli court as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above. On August 29, 2013 we delisted our ordinary shares from the TASE.

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

        Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels ("NIS"). As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

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

        If we elect to distribute dividends out of income derived from "Approved Enterprise" operations during the tax exemption period, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status . This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12 year limitation does not apply to foreign investment companies. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.

         The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

        We have received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Industry, Trade and Labor, (the "OCS"), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account the consideration for such know-how paid to us in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to notify, or to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits.

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

        We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2013, our shares traded as low as $32.35 per share and as high as $65.77 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

  •
  changes in accounting rules.

        During 2013 we delisted our ordinary shares from the TASE. Although our ordinary shares will continue to be listed on NASDAQ, delisting from the TASE reduced the trading volume and liquidity of our ordinary shares, which could increase the volatility in the market price of our ordinary shares. In addition, the stock markets in general, and the markets for semiconductor stocks in particular, have experienced extreme volatility that often has been unrelated to the operating performance of the issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our ordinary shares. When the market price of a stock has been volatile and declined, holders of that stock have sometimes instituted securities class action litigation against the issuer. Lawsuits brought against us by shareholders, such as the shareholder class action suits filed in February 2013 against us and certain of our current and former executive officers, could cause us to. incur substantial costs defending the lawsuits and divert the attention of our management from the operation of our business.

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

        As of December 31, 2013, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, T. Rowe Price Associates, Inc. and Scopia Capital management, LLC beneficially owned an aggregate of approximately 45% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 51% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.

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

        Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. Please see "Risk Factors—Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        As of December 31, 2013, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet))	642	84	16	742

        Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities in the United States and Israel will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.

ITEM 3—LEGAL PROCEEDINGS

        See Note 9, "Commitments and Contingencies—Legal proceedings" of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of legal proceedings and related contingencies and their effects on our consolidated financial position, results of operations and cash flows.

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

PART II

ITEM 5—MARKET FOR REGISTRANT'S ORDINARY SHARES, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our ordinary shares began trading on The NASDAQ Global Market on February 8, 2007 under the symbol "MLNX". Prior to that date, our ordinary shares were not traded on any public exchange. Our ordinary shares were traded on the Tel-Aviv Stock Exchange from July 9, 2007 to August 29, 2013 under the symbol "MLNX."

        The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2013	High	Low
First quarter	$65.77	$41.75
Second quarter	$63.09	$42.58
Third quarter	$54.89	$33.69
Fourth quarter	$42.45	$32.35

2012	High	Low
First quarter	$42.31	$30.00
Second quarter	$74.27	$39.71
Third quarter	$120.05	$61.52
Fourth quarter	$111.38	$56.48

        As of January 31, 2014, we had approximately 190 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Share Performance Graph

        The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2008 and ends on December 31, 2013, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2008, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2008(*)	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Mellanox Technologies	100.00	240.33	332.95	413.36	755.47	508.52
NASDAQ Composite Index	100.00	143.89	168.22	165.19	191.47	264.84
Philadelphia Semiconductor Index	100.00	169.63	194.10	171.77	181.02	252.17

*
$100 invested on December 31, 2008 in shares or index-including reinvestment of dividends.

Dividends

        We have not declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate declaring or paying cash dividends in the foreseeable future. The Israeli Companies Law, 1999 (the "Companies Law"), also restricts our ability to declare dividends. We can only distribute dividends from profits (the "Profit Test") (as defined in the Companies Law) and only if there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due (the "Insolvency Test"); provided that, with court approval, we may distribute dividends if we do not meet the Profit Test so long as we meet the Insolvency Test.

Securities Authorized for Issuance under Equity Compensation Plans

        Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 10, "Share Incentive Plans" included in Part IV, Item 15 of this report.

Recent Sales of Unregistered Securities

        None.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2009, 2010 and 2011 and our consolidated statements of operations data for the years ended December 31, 2009 and 2010, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2013, as well the consolidated balance sheet data as of December 31, 2012 and 2013, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2013(1)	2012	2011(2)	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$390,859	$500,799	$259,251	$154,640	$116,044
Cost of revenues	135,239	157,936	92,015	40,550	28,669

Gross profits	255,620	342,863	167,236	114,090	87,375
Operating expenses:
Research and development	168,721	138,946	92,508	56,804	42,241
Sales and marketing	70,318	61,068	40,366	22,104	17,034
General and administrative	36,918	24,541	21,769	11,744	9,353

Total operating expenses	275,957	224,555	154,643	90,652	68,628
Income (loss) from operations	(20,337)	118,308	12,593	23,438	18,747
Other income (loss), net	1,228	1,259	759	(135)	518

Income (loss) before taxes on income	(19,109)	119,567	13,352	23,303	19,265
Provision for taxes on income	(3,752)	(8,187)	(3,375)	(9,763)	(6,379)

Net income (loss)	$(22,861)	$111,380	$9,977	$13,540	$12,886

Net income (loss) per share—basic	$(0.53)	$2.70	$0.28	$0.40	$0.40
Net income (loss) per share—diluted	$(0.53)	$2.54	$0.26	$0.38	$0.39
Shares used to compute net income (loss) per share	43,421	41,308	36,263	33,591	32,099
Shares used to compute diluted net income (loss) per share	43,421	43,901	38,562	35,483	33,400

	December 31,
	2013(1)	2012	2011(2)	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,164	$117,054	$181,258	$107,994	$43,640
Short-term investments	263,528	302,593	52,373	141,959	166,357
Working capital	351,156	431,745	251,533	265,625	231,226
Long-term assets	355,978	230,720	211,404	292,274	20,053
Total assets	$806,780	$771,046	$530,030	$315,755	$275,386
Short-term liabilities	99,646	108,581	67,093	23,778	24,107
Long-term liabilities	41,154	34,657	20,590	10,287	8,396
Total liabilities	$140,800	$143,238	$87,683	$34,065	$32,503
Total shareholders' equity	$665,980	$627,808	$442,347	$281,690	$242,883

(1)
On July 1, 2013, we completed our acquisition of a privately held company, IPtronics A/S, and on August 15, 2013, we completed our acquisition of a privately held company, Kotura, Inc. IPtronics's and Kotura's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning as of their respective acquisition dates.

(2)
On February 7, 2011, we acquired Voltaire Ltd., an Israeli-based public company. Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in the our consolidated financial statements beginning February 7, 2011.

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

Overview

  General

        We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories, as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, ("HPC"), Web 2.0, storage, financial services, enterprise data center, ("EDC") and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 12, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the four largest server vendors, IBM, HP, Dell and Oracle, which collectively shipped the majority of servers in 2013, according to industry research firm Gartner. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Fujitsu, Hewlett Packard, IBM, EMC/Isilon, NetApp, Nimbus Data, Oracle, Teradata, Toshiba and Seagate/Xyratex. Additionally, our products are used as embedded solutions by companies such as Fujitsu, GE Fanuc, Mercury, and Toshiba Medical.

        We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 40Gb/s Ethernet adapters and switches to the market, and the only end-to-end 40Gb/s and 56Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 40Gb/s or 56Gb/s.

        Our revenues for the year ended December 31, 2013 were $390.9 million, a decrease from $500.8 million in the year ended December 31, 2012. Our revenues increased from $154.6 million for the year ended December 31, 2010 to $259.3 million to $500.8 million for the years ended December 31, 2011 and 2012, respectively. The year-over-year revenue decrease from sales of Infiniband products was primarily due to increased revenues in 2012 related to pent-up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in 2013 were negatively impacted by the weaker demand environment and a build-up of inventory at an OEM customer.. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

        Revenues.    We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 67%, 74% and 70% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Sales to customers representing 10% or more of revenues accounted for 30%, 39% and 36% of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

        Cost of revenues and gross profit.    The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our products, royalties due to third parties, warranty costs, excess and obsolete inventory costs, depreciation and amortization, and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with foundry suppliers and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.

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

        We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs, which generally yield higher gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

  Operational expenses

        Research and development expenses.    Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, amortization of intangibles, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate these expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products.

        Sales and Marketing Expenses.    Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to third party sales representatives, advertising, trade shows and promotions, travel, amortization of intangibles, and allocable facilities related and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased marketing activities.

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

Taxes on Income

        Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. The corporate tax rate was 25% in 2013 and will be 26.5% in 2014.

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

        We maintain inventory, or hub arrangements with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products.

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

  Multiple Element Arrangements Including Software

        For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

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

  Allowance for doubtful accounts

        We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.6 million at December 31, 2013 and 2012. Our bad debt expense totaled approximately less than $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  Fair value of financial instruments

        Our financial instruments consist of cash, cash equivalents, short-term investments and foreign currency derivative contracts. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

  Short-term investments

        We classify short-term investment as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net income when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

  Property and equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three to five years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized

        We incur costs for the fabrication of masks used by our contract manufacturers to manufacture wafers that incorporate our products. We capitalize the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are generally depreciated over a period of 12 months to cost of revenue. If we do not reasonably expect to use the fabrication mask during production manufacturing, we expense the related mask costs to research and development in the period in which the costs are incurred.

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. The "step one" goodwill impairment test requires us to estimate the fair value of the business and certain assets and liabilities. "Step two" of the process is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2013, our assessment of goodwill impairment indicated that goodwill was not impaired.

        Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and in-process research and development, ("IPR&D"). We amortize the intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, we impair the related IPR&D asset.

        Intangible assets are tested for impairment when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2013, our assessment of intangibles indicated that intangible assets were not impaired.

  Investments in privately-held companies

        As of December 31, 2013, we held $7.5 million investments in privately-held companies. We account for these investments under the cost method, reduced by any impairment write-downs because we do not have the ability to exercise significant influence over the operating and financial policies of these companies. To determine if an investment is recoverable, we monitor the investments and if facts and circumstances indicate the investment may be impaired, conduct an impairment test. The impairment test considers multiple factors including a review of the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

  Share-based compensation

        We account for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of restricted share units ("RSUs") is based on the closing market price of our ordinary shares on the date of grant. We estimate the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term as well as and the fair value of the underlying ordinary share on the date of grant, among other inputs.

        We base our estimate of expected volatility the historical volatility of our shares. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options is approximately 6.25 years.

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

        We must also make judgments regarding the realizability of deferred tax assets. The carrying value of our net deferred tax assets is based on our belief that it is more likely than not that we will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the "more likely than not" criteria. Our judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If our assumptions and consequently our estimates change in the future, the valuation allowances we have established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. Our effective tax rate is highly dependent upon the geographic distribution of our worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of our tax planning strategies.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Total revenues	100%	100%	100%
Cost of revenues	(35)	(32)	(35)

Gross profit	65	68	65

Operating expenses:
Research and development	43	27	36
Sales and marketing	18	12	16
General and administrative	9	5	8

Total operating expenses	70	44	60

Income (loss) from operations	(5)	24	5
Other income, net	—	—	—
Provision for taxes on income	(1)	(2)	(1)

Net income (loss)	(6)	22	4

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 and Year Ended December 31, 2012 to the Year Ended December 31, 2011

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2013 and 2012 by product type and interconnect protocol:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
ICs	$56,817	14.5	$95,103	19.0
Boards	119,399	30.6	155,670	31.1
Switch systems	145,184	37.1	168,231	33.6
Cables, accessories and other	69,459	17.8	81,795	16.3

Total revenue	$390,859	100.0	$500,799	100.0

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$200,300	51.3	$236,728	47.3
QDR	86,784	22.2	175,650	35.1
DDR/SDR	21,211	5.4	33,457	6.7

Total	308,295	78.9	445,835	89.0
Ethernet	52,908	13.5	42,523	8.5
Other	29,656	7.6	12,441	2.5

Total revenue	$390,859	100.0	$500,799	100.0

        Revenues were $390.9 million for the year ended December 31, 2013 compared to $500.8 million for the year ended December 31, 2012, representing a decrease of approximately 22%. The year-over-year revenue decrease from sales of Infiniband products was primarily due to increased revenues in 2012 related to pent-up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in 2013 were negatively impacted by the weaker demand environment and a build-up of inventory at an OEM customer. Revenues in all of our product types declined. The revenues for the higher bandwidth FDR InfiniBand products as a percentage of revenue increased to 51% while the lower bandwidth InfiniBand products revenues declined as the percentage of revenues due to increased adoption of the fastest product generation. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. The increase in revenues from other products category is explained by higher software and services revenues as well as sales by Kotura and IPtronics products from their respective acquisition dates. The 2013 revenues are not necessarily indicative of future results.

        The following tables represent our total revenues for the years ended December 31, 2012 and 2011 by product type and interconnect protocol:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$95,103	19.0	$46,564	18.0
Boards	155,670	31.1	98,004	37.8
Switch systems	168,231	33.6	76,398	29.5
Cables, accessories and other	81,795	16.3	38,285	14.7

Total revenue	$500,799	100.0	$259,251	100.0

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$236,728	47.3	$13,853	5.3
QDR	175,650	35.1	173,412	66.9
DDR/SDR	33,457	6.6	34,157	13.2

Total	445,835	89.0	221,422	85.4
Ethernet	42,523	8.5	24,252	9.4
Other	12,441	2.5	13,577	5.2

Total revenue	$500,799	100.0	$259,251	100.0

        Revenues were $500.8 million for the year ended December 31, 2012 compared to $259.3 million for the year ended December 31, 2011, representing an increase of approximately 93%. Following the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users had begun to upgrade their systems, placing an increased emphasis on the interconnects and associated performance. The year-over-year growth was primarily due to pent-up demand for our higher bandwidth FDR InfiniBand products in the HPC and Web 2.0 markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. Revenues in all of our product types increased with higher growth rates achieved in switch system and cable product families due to increased adoption of our end-to-end solutions.

        Gross Profit and Margin.    Gross profit was $255.6 million for the year ended December 31, 2013 compared to $342.9 million for the year ended December 31, 2012, representing a decrease of approximately 25%. As a percentage of revenues, gross margin decreased to 65% in the year ended December 31, 2013 from approximately 68% in the year ended December 31, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in 2013 while the portion of revenues attributable to switch systems, cables and other product types increased. We garnish higher gross margins on sales of ICs and boards than the other product types. In addition, gross profit in 2013 was impacted by higher amortization of acquired intangible assets from the Kotura and IPtronics acquisitions in the amount of $3.4 million and acquisition related charges of $0.9 million. Gross margin for 2013 is not necessarily indicative of future results.

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

  Research and Development.

        The following table presents details of our research and development expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$84,261	21.6%	$76,194	15.2%	$48,437	18.7%
Share-based compensation	25,956	6.6%	19,356	3.9%	11,906	4.6%
Development and tape-out costs	21,337	5.5%	16,545	3.3%	13,888	5.4%
Other	37,167	9.5%	26,851	5.3%	18,277	7.0%

Total Research and development	$168,721	43.2%	$138,946	27.7%	$92,508	35.7%

        Research and development expenses were $168.7 million for the year ended December 31, 2013 compared to $138.9 million for the year ended December 31, 2012, representing an increase of approximately 21%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable due to higher equipment expense, increased non-recurring engineering expenses, higher software expenses, increased outsourcing expenses and higher tape-out costs. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses due to amortization of acquired intangibles, as well as increased facilities and maintenance expenses and acquisition related charges. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

        Research and development expenses were $138.9 million for the year ended December 31, 2012 compared to $92.5 million for the year ended December 31, 2011, representing an increase of approximately 50%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to higher product test, qualification and software expenses, partially offset by lower tape-out costs. The increase in other research and development costs was primarily attributable to an increase in facilities and depreciation expenses.

  Sales and Marketing.

        The following table presents details of our sales and marketing expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$39,252	10.0%	$31,433	6.3%	$20,884	8.1%
Share-based compensation	9,198	2.4%	8,055	1.6%	4,894	1.9%
Trade shows and promotions	10,456	2.7%	11,111	2.2%	7,309	2.8%
Other	11,412	2.9%	10,469	2.1%	7,279	2.8%

Total Sales and marketing	$70,318	18.0%	$61,068	12.2%	$40,366	15.6%

        Sales and marketing expenses were $70.3 million for the year ended December 31, 2013 compared to $61.1 million for the year ended December 31, 2012, representing an increase of approximately 15%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The decrease in trade show and promotion costs was primarily due to lower advertising expenses, lower external sales commission and decreased equipment expenses. The increase in other sales and marketing costs was primarily attributable to higher facilities depreciation, higher amortization expenses of acquired intangible assets and acquisition related charges.

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

  General and Administrative.

        The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$11,617	3.0%	$10,343	2.1%	$7,883	3.0%
Share-based compensation	8,156	2.0%	5,987	1.2%	3,632	1.4%
Professional services	13,964	3.6%	5,232	1.0%	7,433	2.9%
Other	3,181	0.8%	2,979	0.6%	2,821	1.1%

Total General and administrative	$36,918	9.4%	$24,541	4.9%	$21,769	8.4%

        General and administrative expenses were $36.9 million for the year ended December 31, 2013 compared to $24.5 million for the year ended December 31, 2012, representing an increase of approximately 50%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The increase in professional services costs was primarily due to $6.2 million of legal, accounting and other consulting fees associated with the acquisitions of Kotura and IPtronics, as well as legal expenses related to the legal proceedings in which we are currently involved.

        General and administrative expenses were $24.5 million for the year ended December 31, 2012 compared to $21.8 million for the year ended December 31, 2011, representing an increase of approximately 13%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The decrease in professional services costs was primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in 2011, partially offset by an increase in legal and consulting expenses.

  Share-based Compensation Expense.

        The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cost of goods sold	$1,828	$1,621	$980
Research and development	25,956	19,356	11,906
Sales and marketing	9,198	8,055	4,894
General and administrative	8,156	5,987	3,632

	$45,138	$35,019	$21,412

        The amount of unearned share-based compensation currently estimated to be expensed from 2014 through 2017 related to unvested share-based payment awards at December 31, 2013 is $89.8 million. Of this amount, $37.2 million, $30.8 million, $17.5 million and $4.3 million are currently estimated to be recorded in 2014, 2015, 2016 and 2017, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.32 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.

        Other Income (Loss), Net.    Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $1.2 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012. The change was primarily attributable to higher foreign currency exchange losses and bank fees of $0.1 million.

        Other income, net was $1.3 million for the year ended December 31, 2012 compared to $0.8 million for the year ended December 31, 2011. The change was primarily attributable to an increase of $1.1 million in interest income and gains on investments due to higher cash and investment balances, partially offset by higher foreign currency exchange losses of $0.7 million.

        Provision for Taxes on Income.    Our tax expense was $3.8 million for the year ended December 31, 2013 as compared to $8.2 million for the year ended December 31, 2012. Our effective tax rates were (19.6)% and 6.8% for 2013 and 2012, respectively. The difference between the Company's effective tax rates for the year ended December, 2013 and the 35% federal statutory rate resulted primarily from losses of $17.0 million generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses of $1.2 million, and the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in amount of the $2.4 million, partially offset by foreign earnings taxed at rates lower than the federal statutory rates. The Israeli tax holidays resulted in cash tax savings of $6.4 million and 33.2 million in 2013 and 2012, respectively.

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

Liquidity and Capital Resources

        Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2013, our principal source of liquidity consisted of cash and cash equivalents of $63.2 million and short-term investments of $263.5 million. During the year 2013, we completed acquisitions of IPtronics and Kotura and paid the total net cash purchase price of approximately $123.5 million from our existing capital resources. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions.

        Our cash position, short-term investments, restricted cash and working capital at December 31, 2013 and December 31, 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$63,164	$117,054
Short-term investments	263,528	302,593
Restricted cash, current	—	3,229
Restricted cash, long-term	3,514	3,388

Total	$330,206	$426,264

Working capital	$351,156	$431,745

        Our ratio of current assets to current liabilities decreased to 4.5:1 at December 31, 2013 from 5.0:1 at December 31, 2012.

  Operating Activities

        Net cash provided by our operating activities amounted to $52.0 million in the year ended December 31, 2013. Net cash provided by operating activities was primarily attributable to net non-cash items of $75.9 million partially offset by changes in assets and liabilities of $1.0 million and net loss of $22.9 million. Non-cash expenses consisted primarily of $42.5 million of share-based compensation, net of excess tax benefits, and $35.9 million for depreciation and amortization, partially offset by deferred income taxes of $1.2 million and gains on investments of $1.2 million. The $1.0 million cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $8.9 million primarily due to higher sales in the last month of the year and a decrease in accounts payable of $4.4 million primarily due to timing of payments during the year, partially offset by a decrease in inventories of $9.3 million as a result of our effort to reduce inventory levels, an increase of $1.6 million in accrued liabilities and a decrease in prepaid expenses and other assets of $1.4 million.

        Net cash provided by our operating activities amounted to $182.5 million in the year ended December 31, 2012. Net cash provided by operating activities was primarily attributable to net income of $111.4 million adjusted by net non-cash items of $49.4 million and changes in assets and liabilities of $21.7 million. Non-cash expenses consisted primarily of $29.9 million for share-based compensation, net of the excess tax benefits, $23.9 million for depreciation and amortization and were partially offset by deferred income taxes of $3.5 million. The $21.7 million cash inflow from changes in assets and liabilities resulted from an increase of $51.3 million in accrued liabilities primarily due to higher payroll obligations and an increase in accounts payable of $3.4 million due to the higher volume of purchases during the period, and was partially offset by an increase in inventories of $19.4 million due to higher expected sales volumes, an increase in accounts receivable of $10.3 million and an increase in prepaid expenses and other assets of $3.2 million.

  Investing Activities

        Net cash used in investing activities was $121.9 million in the year ended December 31, 2013. Cash used in investing activities was primarily attributable to the acquisitions of Kotura and IPtronics in the amount of $123.5 million, purchases of property and equipment of $30.9 million, purchases of intangible assets of $7.4 million and an equity investment of $3.1 million in private companies partially offset by net sales and maturities of short-term investments of $40.4 million and a decrease in restricted cash deposits by $3.5 million.

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

  Financing Activities

        Net cash provided by financing activities was $16.1 million in the year ended December 31, 2013. Cash provided by financing activities was primarily due to proceeds of $14.6 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $2.7 million, and was partially offset by principal payments on capital lease obligations of $1.2 million.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$2,845	$1,256	$1,589	$—	$—
Non-cancelable operating lease commitments	53,351	16,300	19,789	10,835	6,427
Purchase commitments	45,975	45,150	825	—	—

Total	$102,171	$62,706	$22,203	$10,835	$6,427

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

        The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2013, our unrecognized tax benefits totaled $23.6 million, which would reduce our income tax expense and effective tax rate, if recognized.

  Recent accounting pronouncements

        See Note 1, "The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements" of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

        As of December 31, 2013, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

        Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, ("NIS"). We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2013, we used foreign currency derivative contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with gains or losses recorded as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. The ineffective portion of a derivative's change in fair value is immediately recognized in other income, net. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate fluctuation risk

        We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in U.S. government debt securities, commercial paper and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 3% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

  Foreign currency exchange risk

        We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel and facilities expenses, are denominated in new Israeli shekels, or NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.

        To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts, collars and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts or collars for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of less than $0.1 million at December 31, 2013. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At December 31, 2013, approximately $12.0 million of our monthly operating expenses were denominated in NIS. As of December 31, 2013, we had hedged future operating expenses of approximately 108.8 million NIS, or approximately $31.3 million based upon the exchange rate as of December 31, 2013. The hedge instruments cover a portion of our future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Summary Quarterly Data—Unaudited

	Q4(*)	Q3(*)	Q2	Q1	Q4	Q3	Q2	Q1
	2013	2013	2013	2013	2012	2012	2012	2012
	(in thousands, except per share data)
Total revenues	$105,544	$104,067	$98,168	$83,080	$122,118	$156,471	$133,472	$88,738
Cost of revenues	37,096	37,027	32,168	28,948	38,973	48,375	41,700	28,888

Gross profit	68,448	67,040	66,000	54,132	83,145	108,096	91,772	59,850
Operating expenses:
Research and development	47,518	44,185	38,869	38,149	36,101	36,229	37,658	28,958
Sales and marketing	19,036	18,071	16,797	16,414	16,002	16,451	15,810	12,805
General and administrative	9,786	9,600	10,047	7,485	7,136	6,212	6,336	4,857

Total operating expenses	76,340	71,856	65,713	62,048	59,239	58,892	59,804	46,620

Income (loss) from operations	(7,892)	(4,816)	287	(7,916)	23,906	49,204	31,968	13,230
Other income, net	301	482	232	213	269	585	221	184

Income (loss) before taxes on income	(7,591)	(4,334)	519	(7,703)	24,175	49,789	32,189	13,414
Provision for taxes on income	340	(1,080)	(2,258)	(754)	(5,733)	(1,386)	(100)	(968)

Net income (loss)	$(7,251)	$(5,414)	$(1,739)	$(8,457)	$18,442	$48,403	$32,089	$12,446

Net income (loss) per share—basic	$(0.17)	$(0.12)	$(0.04)	$(0.20)	$0.43	$1.16	$0.79	$0.31
Net income (loss) per share—diluted	$(0.17)	$(0.12)	$(0.04)	$(0.20)	$0.41	$1.09	$0.74	$0.29

(*)
On July 1, 2013, we acquired IPtronics A/S, a privately held company. IPtronics's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 1, 2013. On August 15, 2013, we acquired Kotura Inc., a privately held company. Kotura's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 15, 2013.

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

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in "Internal Control—Integrated Framework (1992)," issued by The Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the internal controls over financial reporting were effective as of December 31, 2013.

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

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this report.

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

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   Documents filed as part of this report.

        1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:

        2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	110

        All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

        3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
2.1	(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

2.1	(2)	Agreement of Merger, dated as of May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC, as the Shareholder Representative.

3.1	(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1	(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2	(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3	(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4	(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5	(8)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.6	(9)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.7	(10)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.8	(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.9	(12)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.10	(13)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.11	(14)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12	(15)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.13	(16)*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.14	(17)*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

21.1		List of Company Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on May 15, 2013

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

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)
Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

*
Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2014

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$63,164	$117,054
Short-term investments	263,528	302,593
Restricted cash	—	3,229
Accounts receivable, net	70,566	58,516
Inventories	35,963	43,318
Deferred taxes and other current assets	17,581	15,616

Total current assets	450,802	540,326

Property and equipment, net	70,815	62,375
Severance assets	10,630	8,907
Intangible assets, net	54,362	16,134
Goodwill	199,558	132,885
Deferred taxes and other long-term assets	20,613	10,419

Total assets	$806,780	$771,046

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$29,964	$37,431
Accrued liabilities	52,588	57,879
Deferred revenue	15,849	12,018
Capital lease liabilities, current	1,245	1,253

Total current liabilities	99,646	108,581

Accrued severance	13,418	11,821
Deferred revenue	9,045	8,366
Capital lease liabilities	1,600	2,835
Other long-term liabilities	17,091	11,635

Total liabilities	140,800	143,238

Commitments and Contingencies (Note 9)
Shareholders' equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 43,999 and 42,596 shares issued and outstanding at December 31, 2013 and 2012, respectively	185	178
Additional paid-in capital	550,795	488,365
Accumulated other comprehensive income	1,390	2,794
Retained earnings	113,610	136,471

Total shareholders' equity	665,980	627,808

Total liabilities and shareholders' equity	$806,780	$771,046

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Total revenues	$390,859	$500,799	$259,251
Cost of revenues	135,239	157,936	92,015

Gross profit	255,620	342,863	167,236

Operating expenses:
Research and development	168,721	138,946	92,508
Sales and marketing	70,318	61,068	40,366
General and administrative	36,918	24,541	21,769

Total operating expenses	275,957	224,555	154,643

Income (loss) from operations	(20,337)	118,308	12,593
Other income, net	1,228	1,259	759

Income (loss) before taxes on income	(19,109)	119,567	13,352
Provision for taxes on income	(3,752)	(8,187)	(3,375)

Net income (loss)	$(22,861)	$111,380	$9,977

Net income (loss) per share—basic	$(0.53)	$2.70	$0.28

Net income (loss) per share—diluted	$(0.53)	$2.54	$0.26

Shares used in computing income (loss) per share:
Basic	43,421	41,308	36,263
Diluted	43,421	43,901	38,562

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income (loss)	$(22,861)	$111,380	$9,977
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net (net of tax effect of $2, $0, $0)	142	(133)	(109)
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $28, $0, $0)	(1,546)	4,091	(2,009)

Total comprehensive income (loss), net of tax	$(24,265)	$115,338	$7,859

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2010	34,231,204	$141	$265,481	$954	$15,114	$281,690

Net income	—	—	—	—	9,977	9,977
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(109)	—	(109)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(2,009)	—	(2,009)

Comprehensive net income	—	—	—	—	—	7,859
Share-based compensation	—	—	21,412	—	—	21,412
Exercise of share awards	1,810,582	7	13,993	—	—	14,000
Issuance of shares pursuant to employee share purchase plan	243,256	1	4,454	—	—	4,455
Issuance of shares in connection with public offering	3,450,000	16	104,201	—	—	104,217
Share-based compensation related to acquisitions	—	—	6,303	—	—	6,303
Income tax benefit from share options exercised	—	—	2,411	—	—	2,411

Balance at December 31, 2011	39,735,042	$165	$418,255	$(1,164)	$25,091	$442,347

Net income	—	—	—	—	111,380	111,380
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Unrealized gains on derivative contracts, net of taxes	—	—	—	4,091	—	4,091

Comprehensive net income	—	—	—	—	—	115,338
Share-based compensation	—	—	35,019	—	—	35,019
Exercise of share awards	2,641,607	12	23,676	—	—	23,688
Issuance of shares pursuant to employee share purchase plan	219,613	1	6,274	—	—	6,275
Income tax benefit from share options exercised	—	—	5,141	—	—	5,141

Balance at December 31, 2012	42,596,262	$178	$488,365	$2,794	$136,471	$627,808

Net loss	—	—	—	—	(22,861)	(22,861)
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	142	—	142
Unrealized losses on derivative contracts, net of taxes	—	—	—	(1,546)	—	(1,546)

Comprehensive net income(loss)	—	—	—	—	—	(24,265)
Share-based compensation	—	—	45,138	—	—	45,138
Exercise of share awards	1,154,672	5	5,299	—	—	5,304
Issuance of shares pursuant to employee share purchase plan	248,486	2	9,331	—	—	9,333
Income tax benefit from share options exercised	—	—	2,662	—	—	2,662

Balance at December 31, 2013	43,999,420	$185	$550,795	$1,390	$113,610	$665,980

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(22,861)	$111,380	$9,977
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,886	23,868	19,745
Deferred income taxes	(1,240)	(3,454)	(228)
Share-based compensation	45,138	35,019	21,412
Gain on investments	(1,219)	(896)	(15)
Excess tax benefit from share-based compensation	(2,662)	(5,141)	(2,411)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,870)	(10,301)	(15,899)
Inventories	9,264	(19,436)	(8,639)
Prepaid expenses and other assets	1,414	(3,239)	(513)
Accounts payable	(4,447)	3,430	21,065
Accrued liabilities and other liabilities	1,599	51,259	18,645

Net cash provided by operating activities	52,002	182,489	63,139

Cash flows from investing activities:
Acquisition of Kotura, Inc., net of cash acquired of $101	(80,671)	—	—
Acquisition of IPtronics A/S, net of cash acquired of $2,077	(42,848)	—	—
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	—	(203,704)
Purchase of severance-related insurance policies	(849)	(783)	(832)
Purchase of short-term investments	(200,377)	(328,998)	(45,600)
Proceeds from sales of short-term investments	122,997	14,860	149,889
Proceeds from maturities of short-term investments	117,806	64,683	12,128
Purchase of property and equipment	(30,911)	(30,544)	(24,680)
Decrease(Increase) in restricted cash deposit	3,468	1,327	(1,700)
Purchase of intangible assets	(7,440)	—	—
Purchase of equity investments in private companies	(3,123)	(1,424)	—

Net cash used in investing activities	(121,948)	(280,879)	(114,499)

Cash flows from financing activities:
Proceeds from public offering, net	—	—	104,201
Principal payments on capital lease obligations	(1,243)	(918)	(459)
Proceeds from exercise of share awards	14,637	29,963	18,471
Excess tax benefit from share-based compensation	2,662	5,141	2,411

Net cash provided by financing activities	16,056	34,186	124,624

Net (decrease) increase in cash and cash equivalents	(53,890)	(64,204)	73,264
Cash and cash equivalents at beginning of period	117,054	181,258	107,994

Cash and cash equivalents at end of period	$63,164	$117,054	$181,258

Supplemental disclosures of cash flow information
Interest paid	$57	$—	$—

Income taxes paid	$1,305	$852	$469

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$4,428	$563

Unpaid property and equipment	$2,226	$3,869	$—

Inventory capitalization	$1,837	$1,073	$—

Vested share awards issued in connection with the Voltaire acquisition	$—	$—	$6,303

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Company

        Mellanox Technologies, Ltd., an Israeli corporation, (the "Company" or "Mellanox") was incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance interconnect products for computing, storage and communications applications.

  Principles of presentation

        The consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

        On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S ("IPtronics"), and on August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. ("Kotura"). The consolidated financial statements include the results of operations of IPtronics and Kotura commencing as of the their respective acquisition dates.

        In February 2011, the Company completed its acquisition of Voltaire Ltd. ("Voltaire"), an Israeli-based public company. The consolidated financial statements include the results of operations of Voltaire commencing as of the acquisition date.

  Risks and uncertainties

        The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company's financial position and results of operations; unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company's customers based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; the timing of announcements or introductions of new products by the Company's competitors, and the Company's ability to successfully integrate acquired businesses.

  Use of estimates

        The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, U.S. government agency discount notes, foreign government bonds, corporate bonds and commercial paper.

  Short-term investments

        The Company's short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders' equity and included in other comprehensive income ("OCI"). The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program.

  Restricted cash and deposits

        The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $0.6 million at December 31, 2012, that represented tenants' security deposits restricted due to the tenancy agreements, and $2.6 million at December 31, 2012, that represented security deposits restricted due to foreign exchange management agreements with two banks.

        The Company also maintains certain cash amounts classified as other long-term assets which are restricted as to withdrawal or use over long term. The Company maintained a balance of long-term restricted cash in amount of $3.5 million and $3.4 million at December 31, 2013 and December 31, 2012, respectively.

  Fair value of financial instruments

        The Company's financial instruments consist of cash equivalents, short-term investments and foreign currency derivative contracts. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the issuer; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

  Derivatives

        The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company enters into derivative contracts designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings.

        The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into derivative contracts to manage its exposure to changes in the exchange rate of the NIS against the U.S. dollar. The Company's primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's derivative contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

        The Company uses derivative contracts designated as cash flow hedges to hedge a substantial portion of forecasted operating expenses in NIS. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of OCI and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized, or reclassified into other income, net, if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company's hedge effectiveness, is recognized as other income, net immediately.

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

        The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2013	2012	2011
IBM	17%	19%	17%
Hewlett-Packard	13%	20%	19%

        The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2013	December 31, 2012
IBM	10%	21%
Hewlett Packard	11%	*

*
Less than 10%

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

        The Company incurs costs for the fabrication of masks used by its contract manufacturers to manufacture wafers that incorporate its products. The Company capitalizes the costs of fabrication masks that are reasonably expected to be used during production manufacturing. These amounts are included within property and equipment and are generally depreciated over a period of 12 months to

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

cost of revenue. If it does not reasonably expect to use the fabrication mask during production manufacturing, it expenses the related mask costs to research and development in the period in which the costs are incurred.

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

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. The "step one" goodwill impairment test requires the Company to estimate the fair value of its business and certain assets and liabilities. "Step two" of the process is only performed if a potential impairment exists in "step one" and involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2013, the Company's assessment of goodwill impairment indicated that goodwill was not impaired.

        Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. The Company amortizes its intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would impair the related IPR&D asset.

        Intangible assets are tested for impairment when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2013, the Company's assessment of intangibles indicated that intangible assets were not impaired.

  Investments

        The Company has equity investments in privately-held companies. These investments are recorded at cost reduced by any impairment write-downs because the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investments are included in other long-term assets on the accompanying balance sheets. The Company monitors the investments and if facts and circumstances indicate an investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

  Multiple Element Arrangements Including Software

        For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.

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

  Product warranty

        The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company's liability for product warranty during the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Balance, beginning of the period	$4,447	$1,097
New warranties issued during the period	9,334	5,697
Reversal of warranty reserves	(1,332)	(813)
Settlements during the period	(8,251)	(1,534)

Balance, end of the period	$4,198	$4,447

  Research and development

        Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred. Total research and development

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

operating expenses reported in the Consolidated Statement of Operations for the years ended December 31, 2013, 2012 and 2011 were $168.7 million, $138.9 million and $92.5 million, respectively.

  Advertising

        Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $0.9 million, $1.1 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

  Share-based compensation

        The Company accounts for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of RSUs is based on the closing market price of our ordinary shares on the date of grant. The Company estimates the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term, as well as the fair value of the underlying ordinary share on the date of grant, among other inputs.

        The Company bases its estimate of expected volatility on the of historical volatility of the Company shares. The Company calculates the expected term of its option awards using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted awards is approximately 6.25 years.

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

  Comprehensive income (loss)

        Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2013 and 2012, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gain on available-for-sale securities and derivative instruments was not material at December 31, 2013 and 2012.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Net income per share

        Basic and diluted net income per share are computed by dividing the net income for the period by the weighted average number of ordinary shares outstanding during the period. The calculation of diluted net income per share excludes potential ordinary shares if the effect is anti-dilutive. Potential ordinary shares are comprised of incremental ordinary shares issuable upon the exercise of share options.

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income (loss)	$(22,861)	$111,380	$9,977

Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	43,421	41,308	36,263
Dilutive effect of employee share option and purchase plan	—	2,593	2,299

Shares used to compute diluted net income (loss) per share	43,421	43,901	38,562

Net income (loss) per share—basic	$(0.53)	$2.70	$0.28

Net income (loss) per share—diluted	$(0.53)	$2.54	$0.26

        The Company excluded 0.8 million, 0.3 million and 0.5 million outstanding shares for the years ended December 31, 2013, 2012 and 2011, respectively, from the computation of diluted net income per share because including them would have had an anti-dilutive effect.

  Segment reporting

        The Company has one reportable segment: the development, manufacturing, marketing and sales of interconnect products.

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

        The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company's net deferred tax assets is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Company does not believe meet the "more likely than not" criteria. The Company's judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company's assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company's effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

  Recent accounting pronouncements

        Effective January 1, 2013, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board ("FASB") in February 2013, related to reclassifications out of accumulated other comprehensive income ("OCI"). Under this guidance, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The Company elected to present the information in the notes to the Company's unaudited condensed consolidated financial statements. The adoption of this guidance had no impact on the Company's consolidated financial statements.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2013	December 31, 2012
	(In thousands)
Accounts receivable, net:
Accounts receivable	$71,205	$59,155
Less: allowance for doubtful accounts	(639)	(639)

	$70,566	$58,516

Inventories:
Raw materials	$4,385	$6,240
Work-in-process	12,187	4,667
Finished goods	19,391	32,411

	$35,963	$43,318

Deferred taxes and other current assets:
Prepaid expenses	$5,929	$5,346
Derivative contracts receivable	1,396	2,942
Deferred taxes	7,336	3,813
VAT receivable	1,900	3,000
Other	1,020	515

	$17,581	$15,616

Property and equipment, net:
Computer equipment and software	$91,368	$80,203
Furniture and fixtures	3,809	3,890
Leasehold improvements	31,608	26,590

	126,785	110,683
Less: Accumulated depreciation and amortization	(55,970)	(48,308)

	$70,815	$62,375

Deferred taxes and other long-term assets:
Equity investments in private companies	$7,548	$4,424
Deferred taxes	7,155	2,083
Restricted cash	3,514	3,388
Other assets	2,396	524

	$20,613	$10,419

Accrued liabilities:
Payroll and related expenses	$29,350	$37,067
Accrued expenses	12,315	10,104
Product warranty liability	4,198	4,447
Other	6,725	6,261

	$52,588	$57,879

Other long-term liabilities:
Income tax payable	$13,026	$8,838
Deferred rent	3,072	2,797
Other	993	—

	$17,091	$11,635

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:

        On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S. On August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. The Company's primary reasons for the IPtronics and Kotura acquisitions was to enhance its ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisitions also enhanced the Company's engineering team and added a strong patent portfolio in the field of silicon photonics.

        The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Cash Consideration Paid	Cash Assumed	Net Cash Paid
	(in thousands)
IPtronics	$44,925	$2,077	$42,848
Kotura.	80,772	101	80,671

Total	$125,697	$2,178	$123,519

        In conjunction with the IPtronics acquisition, the Company issued 60,508 restricted stock units ("RSUs") of the Company's ordinary shares with an aggregate value of $3.0 million in exchange for RSUs of IPtronics. The fair value of the RSUs is based on the closing price of the Company's ordinary shares on July 1, 2013 of $49.92. The RSU grants will result in compensation expense of $3.0 million which will be recognized over the vesting period of four years.

        In conjunction with the Kotura acquisition, the Company issued options to purchase 31,653 shares of the Company's ordinary shares and 145,425 RSUs of the Company's ordinary shares with an aggregate value of $6.4 million, in exchange for options to purchase shares and RSUs of Kotura. This grant will result in compensation expense of $6.4 million which will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

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

        The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

the basis of their respective estimated fair values on the respective acquisition date. The Company's preliminary allocation of the total purchase price for each transaction is summarized below:

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

  Identifiable intangible assets

        Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Purchased intangible assets:
Licensed technology	$135	6
Developed technology	27,827	5
In-process research and development	13,764	—
Customer relationship	2,420	1 - 2
Backlog	953	Less than 1

Total purchased intangible assets	$45,099

        Developed technology represents completed technology that has reached technological feasibility and/or is currently offered for sale to customers. The Company used the income approach to value the developed technology. Under the income approach, the expected future cash flows from each technology are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. The Company applied a discount rate of 17.5% for IPtronics and 15.5% for Kotura to value the developed technology assets taking into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

        In-process research and development ("IPR&D") represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. As of the acquisition date, IPtronics was involved in research and development projects related to its laser-drivers, modulator-drivers, and trans-impedance-amplifier for 25Gb/s, enabling fast communication at 4x25Gb/s for interconnect solutions. Each of these projects is focused on developing and later on integrating new technologies while broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products on cost and functionality.

        As of the acquisition date, Kotura was involved in research and development projects related to its silicon photonics modulator for 25Gb/s, enabling fast communication at 4x25Gb/s and wavelength-division multiplexing "WDM" for interconnect products. Each of these projects is focused on developing and later on integrating new technologies and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

        Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects has been completed as of December 31, 2013.

        The following table summarizes the significant assumptions underlying the valuations of IPR&D at acquisition:

Company	Development Projects	Average Estimated time to complete	Estimated cost to complete	Risk Adjusted Discount Rate	Fair value
		(in months)	(in thousands)	(%)	(in thousands)
IPtronics	Modulator drivers—4x25Gb/s	18	$9,549	19.5%	$4,121
Kotura	Silicon photonics modulator—4x25Gb/s	18	17,210	16.5%	9,643

			$26,759		$13,764

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

        The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2013 and fiscal 2012 as if IPtronics and Kotura had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2012. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Year Ended
	December 31, 2013	December 31, 2012
	(in thousands, except per share data)
Pro forma net revenue	$402,530	$522,304
Pro forma net income (loss)	$(30,132)	$100,177
Pro forma net income (loss) per share basic	$(0.69)	$2.43
Pro forma net income (loss) per share diluted	$(0.69)	$2.27

        On February 7, 2011, the Company acquired Voltaire Ltd. ("Voltaire"), an Israeli-based public company.

        The Company's allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885

Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)

Total liabilities	(17,975)

Total purchase price allocation	$213,968

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

        Intangible assets acquired and their respective estimated remaining useful lives over which each asset would be amortized were:

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

        The goodwill recognized from the acquisition of Voltaire resulted primarily from the Company's anticipated enhanced position in providing end-to-end connectivity solutions, expanding its software and hardware offerings and strengthening its engineering team and sales force. Goodwill is not beinge amortized but instead will be tested for impairment annually or more frequently if certain indicators are present. Goodwill is not expected to be deductible for tax purposes.

NOTE 4—FAIR VALUE MEASUREMENTS:

  Fair value hierarchy:

        The Company measures its cash equivalents and marketable securities at fair value. The Company's cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2013 and December 31, 2012, the Company did not have any assets or liabilities valued based on Level 3 valuations.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS: (Continued)

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2013.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$20,000	$—	$20,000
Certificates of deposit	—	67,769	67,769
U.S. Government and agency securities	—	69,879	69,879
Commercial paper	—	33,606	33,606
Corporate bonds	—	92,274	92,274
Derivative contracts	—	1,396	1,396

Total financial assets	$20,000	$264,924	$284,924

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2012.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposit	$—	$90,431	$90,431
U.S. Government and agency securities	—	115,129	115,129
Commercial paper	—	34,947	34,947
Corporate bonds	—	61,462	61,462
Foreign government bonds	—	7,530	7,530
Derivative contracts	—	2,942	2,942

Total financial assets	$—	$312,441	$312,441

        There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2013 and 2012.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:

  Cash, cash equivalents and short-term investments:

        At December 31, 2013 and 2012, the Company held short-term investments classified as available-for-sale securities as follows:

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$43,164	$—	$—	$43,164
Money market funds	20,000	—	—	20,000
Certificates of deposit	67,775	1	(7)	67,769
U.S. Government and agency securities	69,859	22	(2)	69,879
Commercial paper	33,602	9	(5)	33,606
Corporate bonds	92,298	16	(40)	92,274

Total investments	$326,698	$48	$(54)	$326,692
Less amounts classified as cash and cash equivalents	(63,164)	—	—	(63,164)

	$263,534	$48	$(54)	$263,528

	December 31, 2012
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$110,148	$—	$—	$110,148
Certificates of deposit	90,437	1	(7)	90,431
U.S. Government and agency securities	115,179	9	(59)	115,129
Commercial paper	34,977	—	(30)	34,947
Corporate bonds	61,543	3	(84)	61,462
Foreign government bonds	7,511	19	—	7,530

Total investments	$419,795	$32	$(180)	$419,647
Less amounts classified as cash and cash equivalents	(117,054)	—	—	(117,054)

	$302,741	$32	$(180)	$302,593

        Realized gains upon the sale of marketable securities were $1.2 million and $0.9 million for the years ended December 31, 2013 and December 31, 2012, respectively. At December 31, 2013, investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS: (Continued)

        The contractual maturities of short-term investments at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$190,172	$190,189	$172,941	$172,880
Due in one to three years	73,362	73,339	129,800	129,713

	$263,534	$263,528	$302,741	$302,593

        Previously reported amounts have been revised to correct for an error in the classification of debt securities due in less than one year and debt securities due in one to three years.

  Investments in privately-held companies:

        As of December 31, 2013, the Company held a total of $7.5 million investments in two privately-held companies and as of December 31, 2012, the Company held a $4.4 million investment in a privately-held company.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

        The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2012	$132,885
Goodwill from IPtronics acquisition	25,725
Goodwill from Kotura acquisition	40,948
Adjustments	—

Balance as of December 31, 2013	$199,558

        The carrying amounts of intangible assets as of December 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,344	$(366)	$1,978
Developed technology	56,190	(24,667)	31,523
Customer relationships	13,376	(6,279)	7,097
Customer contract	1,529	(1,529)	—
Backlog	953	(953)	—

Total amortizable intangible assets	$74,392	$(33,794)	$40,598
IPR&D	13,764	—	13,764

Total intangible assets	$88,156	$(33,794)	$54,362

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

        Amortization expense of intangible assets totaled approximately $14.2 million, $9.3 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2014	$12,894
2015	10,786
2016	9,970
2017	9,907
2018 and thereafter	10,805

$54,362

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:

        As of December 31, 2013, the Company had derivative contracts in place that hedged future operating expenses of approximately 108.8 million NIS, or approximately $31.3 million based upon the exchange rate as of December 31, 2013. The derivative contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. As of December 31, 2012, the Company had derivative contracts in place that hedged future operating expenses of approximately 219.9 million NIS, or approximately $58.9 million based upon the exchange rate as of December 31, 2012.

        The Company does not use derivative financial instruments for purposes other than cash flow hedges.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

  Fair Value of Derivative Contracts

        The fair value of derivative contracts as of December 31, 2013 and December 31, 2012 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31,		December 31,
	2013	2012	2013	2012
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$1,396	$2,942	$—	$—

Total derivatives designated as hedging instruments	$1,396	$2,942	$—	$—

  Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

        The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2013 and 2012, and their impact on OCI for the year ended December 31, 2013 (in thousands):

December 31, 2012	$2,942
Amount of gain recognized in OCI (effective portion)	4,481
Amount of gain reclassified from OCI to income (effective portion)	(6,027)

December 31, 2013	$1,396

        Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

  Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations

        The impact of derivative contracts on total operating expenses in the years ended December 31, 2013, 2012 and 2011 was:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$6,027	$(893)	$1,223

        The net gains or losses relating to the ineffective portion of derivative contracts were not material in the years ended December 31, 2013 and 2012.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:

        The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were $0.8 million, $0.5 million and $0.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        Under Israeli law, the Company is required to make severance payments to certain of its retired or dismissed Israeli employees. For employees hired prior to January 1, 2007 the severance pay liability is calculated based on the monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies or pension funds in the name of the employees. The surrender value of the insurance policies or pension funds is presented in long-term assets.

        The severance pay detail is as follows:

	December 31,
	2013	2012
	(in thousands)
Accrued severance liability	$13,418	$11,821
Severance assets	10,630	8,907

Unfunded portion	$2,788	$2,914

        For other Israeli employees, the Company's contributions for severance pay will replace its severance obligation. Upon a monthly contribution equal to 8.33% of the employee's monthly salary to an insurance policy or pension fund no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

        Severance expenses for the years ended December 31, 2013, 2012 and 2011 were $6.1 million, $4.3 million and $3.9 million, respectively.

        In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, the Company contributes up to 6% of employee monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined pension contribution plan expenses were $4.5 million, $3.2 million and $2.5 million in the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

  Leases

        The Company leases office space and motor vehicles under operating leases with various expiration dates through 2021. Rent expense was approximately $8.9 million, $6.8 million and $6.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The terms of the facility lease provide for

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $2.8 million and $4.1 million for the years ended December 31, 2013 and 2012, respectively.

        For the years ended December 31, 2013 and 2012, the accumulated amortization for assets under capital lease agreements totaled approximately $1.2. million and $0.6 million, respectively. At December 31, 2013, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$1,313	$16,333
2015	1,097	11,851
2016	492	7,906
2017	—	6,393
2018 and beyond	—	10,869

Total minimum lease payments	$2,902	$53,352

Less: Amount representing interest	(57)

Present value of capital lease obligations	2,845
Less: Current portion	(1,245)

Long-term portion of capital lease obligations	$1,600

  Purchase commitments

        At December 31, 2013, the Company had non-cancelable purchase commitments of $46.0 million, $45.2 million of which is expected to be paid in 2014 and $0.8 million in 2015 and beyond.

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

        Pending legal proceedings as of December 31, 2013 were as follows:

  Avago Technologies Fiber (IP) Singapore Pte. Ltd.

        On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, "Avago") filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, "Respondents") with the United States International Trade Commission (Inv. No. 337-TA-860). The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago. With regard to the patents asserted against Mellanox, on December 13, 2013 the Administrative Law Judge, in an initial determination reviewable by the International Trade Commission, found no violation with regard to U.S. Patent Number 5,596,456 ("456"), but found a violation of US Patent No. 5,596,595 ("595"). Respondents and the staff attorney for the Office of Unfair Import Investigations filed petitions asking the International Trade Commission to review the 595 findings. Avago filed a petition asking the International Trade Commission to review the findings related to the 456 patent. Respondents, the staff attorney, and Avago each filed replies to the opposing parties' petitions. A final determination by the International Trade Commission is expected in mid-April 2014. Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Avago claims, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

        On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. ("Avago IP") filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, "Respondents") in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863). On September 11, 2012, Avago Technologies U.S. Inc., Avago

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

Technologies General IP (Singapore) Pte. Ltd., Avago Technologies Trading Ltd., Avago Technologies International Sales Pte., Ltd. and Avago Technologies Fiber (IP) Singapore Pte. Ltd. (collectively, "Avago") filed a second amended and supplemental complaint (the "Complaint") against IPtronics, Inc. and IPtronics A/S (collectively, "Respondents") in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago in this case and alleges that the Respondents: infringed certain of Avago's patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago's trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago's contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint. Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  In re Mellanox Technologies, Ltd. Securities Litigation

        On February 7, February 14 and February 22, 2013, Mellanox Technologies, Ltd., the Company's President and CEO, former CFO and CFO were sued in three separate legal complaints filed in the United States District Court for the Southern District of New York naming the Company and them each as defendants and respectively entitled, Patrick Barnicle, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CIV 925, David R. Ryan, Jr., on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1047 and Valentin Petrov, on behalf of himself and others similarly situated v. Mellanox Technologies, Ltd., Eyal Waldman, Michael Gray and Jacob Shulman, Case No. 13 CV 1225. The complaints were filed by Patrick Barnacle, David R. Ryan and Valentin Petrov, respectively, each for himself as a plaintiff and, purportedly, on behalf of persons purchasing the Company's ordinary shares between April 19, 2012 and January 2, 2013 (the "Class Period").

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

        In the amended complaint, plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney's fees, and any other relief deemed just and proper by the court. On October 11, 2013, the United States District Court for the Southern District of New York transferred the consolidated action to the United States District Court for Northern California. The

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

consolidated action is captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 3:13-cv-04909-JST.

        Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Weinberger Case

        On February 20, 2013, a request for approval of a class action was filed in the Economic Division of the District Court of Tel Aviv-Jaffa against Mellanox Technologies, Ltd., the Company's President and CEO, former CFO, CFO and each of the members of the Company's board of directors (the "Israeli Claim"). The Israeli Claim was filed by Mr. Avigdor Weinberger (the "Claimant"). The Israeli Claim alleges that the Company, the board members, the Company's President and CEO, its former CFO and its current CFO are responsible for making misleading statements (or failing to disclose certain facts) and filings to the public, as a result of which the shares of the Company were allegedly traded at a higher price than their true value during a period commencing on April 19, 2012 and ending January 2, 2013 and, therefore, these parties are responsible for damages caused to the purchasers of the Company's shares on the Tel Aviv Stock Exchange during this time. The Claimant seeks an award of compensation to the relevant shareholders for all damages caused to them, including attorney fees and Claimant's fee and any other relief deemed just and proper by the court. On April 24, 2013, the Claimant and the Company filed a procedural agreement with the court to stay the Israeli Claim pending the completion of the Barnicle, Ryan and Petrov cases disclosed herein. On April 24, 2013, the Israeli court approved this procedural agreement and stayed the Israeli proceedings. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Infinite Data Case

        On February 19, 2013, Infinite Data LLC, a Delaware limited liability company ("Infinite Data") and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the "Patent"), filed suit against approximately 25 of the Company's end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. Neither the outcome of the proceedings nor the amount and range of potential damages or exposure associated with the proceedings can be assessed with certainty. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

        In response to these filings and accusations of infringement of Mellanox's products, on May 21, 2013, Mellanox filed a declaratory judgment complaint against Infinite Data asking for a declaration that the Patent is invalid and that the Company's products do not infringe. On November 14, 2013, Infinite Data filed its answer denying that the Patent was invalid and Counterclaimed that the

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

Company's products infringe. Pursuant to the Counterclaims, Infinite Data seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Company is not successful in defending the Counterclaims, the Company could be forced to license technology from Infinite Data and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

  Israeli Class Action Claim in re TASE Delisting

        On June 6, 2013, a complaint was filed in the Tel-Aviv District court (the "Israeli Court") in Tel Aviv, Israel (Mordechay Turgeman v. Mellanox et. al. (Case No.: 13189-06-13)), in which the plaintiff alleged that the Company's decision to delist from the Tel Aviv Stock Exchange ("TASE") was a breach of the duty of loyalty of the Company's board of directors (the "Board"), as well as a breach of fiduciary duty and duty of care by the Company's president and chief executive officer (the "Claim"). In addition, the plaintiff filed a motion to certify the complaint as a class action. The Company was served with the complaint on June 16, 2013. On December 22, 2013, the Company and the Board filed their Response to the motion to certify the complaint as a class action (the "Response").

        On January 7, 2014 the plaintiff, with the consent of the Company, filed a request to withdraw the Claim (and related class action claim) against the Company and the Board (the "Withdrawal Petition") after the plaintiff, in view of the facts and arguments presented in the Response, reached the conclusion that it would be difficult for the plaintiff to prove the Claim and have the complaint approved as a class action. Neither the plaintiff nor its attorneys have received or will receive any benefit in return for their withdrawal.

        On January 8, 2014, the Israeli Court ordered that a notice should be published in two newspapers in Israel in which potential class members, the Israeli attorney general, the director of Israeli courts and the Israeli Securities Authority were notified that any such party has 45 days from the date of the notice to present its position to the Israeli Court objecting to or relating to the Withdrawal Petition. On January 9, 2014 the Israeli court approved the form of the notice, and the notice was published on Sunday, January 12, 2014. While any withdrawal of the Claim (and related class action claim) is ultimately within the discretion of the Israeli Court, the Company believes that the Israeli Court will approve such withdrawal if none of such parties make a filing objecting to such withdrawal. Based on currently available information, no such objection has occurred and the Company believes that the resolution of this claim is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

NOTE 10—SHARE INCENTIVE PLANS:

        The Company has seven option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans"), the 2006 Global Share Incentive Plan (the "Global Plan"), the Global Share Incentive Assumption Plan 2010 (the "Assumption Plan"), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan (the "Kotura Plan") and the IPtronics, Inc. 2013 Restricted Stock Unit Plan (the "IPtronics Plan").

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2014, 2013 and 2012, respectively.

        The number of ordinary shares reserved for issuance under the Company's Assumption Plan will increase automatically on the first day of each fiscal year, beginning in 2012, by a number of ordinary shares equal to the lower of: (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1, 2014, and 2013, respectively.

        The following table summarizes the share option awards activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2010	5,434,974	$10.56
Options granted	1,060,938	$21.80
Options exercised	(1,586,577)	$8.83
Options canceled	(202,986)	$16.46

Outstanding at December 31, 2011	4,706,349	$13.42

Options granted	879,160	$70.72
Options exercised	(2,161,628)	$10.96
Options canceled	(137,959)	$28.33

Outstanding at December 31, 2012	3,285,922	$29.74
Options granted	31,653	$18.30
Options exercised	(376,588)	$14.08
Options canceled	(134,763)	$62.47

Outstanding at December 31, 2013	2,806,224	$30.14

        The weighted average fair value of options granted was approximately $8.91, $38.66 and $18.51 for the years ended December 31, 2013, 2012 and 2011, respectively. The options grant of 31,653 shares in 2013 are related to the assumption plan for the Kotura acquisition.

        The total pretax intrinsic value of options exercised in 2013 was $12.9 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $39.97 on December 31, 2013, the total pretax intrinsic value of all outstanding options awards was $51.8 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

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

        The following tables provide additional information about all options outstanding and exercisable at December 31, 2013:

	Options Outstanding at December 31, 2013			Options Exercisable at December 31, 2013
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.13 - $8.23	323,962	4.44	$7.83	323,962	$7.83
$8.45 - $9.19	286,867	3.51	$9.04	286,867	$9.04
$10.23 - $10.23	556,177	5.19	$10.23	556,177	$10.23
$10.50 - $18.87	295,314	5.63	$14.43	273,517	$14.27
$18.97 - $27.72	299,958	6.54	$23.06	229,353	$23.08
$29.03 - $34.00	312,905	7.54	$31.22	175,519	$31.08
$35.12 - $57.41	274,664	8.10	$46.39	125,973	$45.52
$66.07 - $66.07	162,188	8.44	$66.07	62,250	$66.07
$79.38 - $79.38	20,700	8.83	$79.38	5,909	$79.38
$101.37 - $101.37	273,489	8.39	$101.37	95,126	$101.37

$3.13 - $101.37	2,806,224	6.20	$30.14	2,134,653	$21.28

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2010	414,945	$19.86
Restricted share units granted	1,143,142	27.00
Restricted share units vested	(224,005)	20.02
Restricted share units canceled	(142,409)	24.97

Non-vested restricted share units at December 31, 2011	1,191,673	$26.05

Restricted share units granted	1,110,230	42.88
Restricted share units vested	(480,150)	24.65
Restricted share units canceled	(58,593)	30.39

Non-vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	1,162,133	49.05
Restricted share units vested	(778,084)	31.16
Restricted share units canceled	(172,755)	42.49

Non-vested restricted share units at December 31, 2013	1,974,454	$43.81

        The weighted average fair value of restricted share units granted was $49.05, $42.88 and $27.00 for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of all outstanding restricted share units was $78.9 million as of December 31, 2013.

        The Employee Share Purchase Plan, ("ESPP"), is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,585,712 shares. 1,085,712 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In August 2012, the Company reserved for issuance 1,500,000 additional shares under the ESPP. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2013 and 2012, 248,486 and 219,442 shares, respectively, were issued under the ESPP at weighted average per share prices of $37.56 and $28.57, respectively.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2013:

Number of Shares
Share options outstanding	2,806,224
Restricted share units outstanding	1,974,454
Share authorized for future issuance	1,236,003
ESPP shares available for future issuance	1,245,974

Total shares reserved for future issuance as of December 31, 2013	7,262,655

Share-based compensation

        The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

        The following weighted average assumptions are used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2013, 2012 and 2011:

	Employee Share Options			Employee Share Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Dividend yield, %	—	—	—	—	—	—
Expected volatility, %	57.5	56.6	55.9	56.18	68.05	41.8
Risk free interest rate, %	1.54	1.02	1.72	0.07	0.12	0.10
Expected life, years	4.72	6.25	6.25	0.53	0.53	0.53

        The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$1,828	$1,621	$980
Research and development	25,956	19,356	11,906
Sales and marketing	9,198	8,055	4,894
General and administrative	8,156	5,987	3,632

Total share-based compensation expense	$45,138	$35,019	$21,412

Share-based compensation expense by type of award:
Share options	$12,460	$14,104	$12,568
ESPP	3,938	2,851	1,686
RSU	28,740	18,064	7,158

Total share-based compensation expense	$45,138	$35,019	$21,412

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        At December 31, 2013, there was $89.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.32 years.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2013 and 2012:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	148	4,481	4,629
Amounts reclassified from accumulated other comprehensive income/loss	(6)	(6,027)	(6,033)

Net current-period other comprehensive income/loss, net of taxes	142	(1,546)	(1,404)

Balance at December 31, 2013	$(6)	$1,396	$1,390

Balance at December 31, 2011	$(15)	$(1,149)	$(1,164)
Other comprehensive income/loss before reclassifications	(129)	3,198	3,069
Amounts reclassified from accumulated other comprehensive income/loss	(4)	893	889

Net current-period other comprehensive income/loss, net of taxes	(133)	4,091	3,958

Balance at December 31, 2012	$(148)	$2,942	$2,794

        The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gains on Derivatives	$6,027	Cost of revenues and Operating expenses

	363	Cost of revenues
	4,653	Research and development
	508	Sales and marketing
	503	General and administrative

	6,027
Unrealized gains (losses) on Available-for-Sale Securities	6	Other income, net

Total reclassifications for the period	$6,033	Total

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES:

        The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(1,870)	$6,709	$3,479
Foreign	(17,239)	112,858	9,873

Income (loss) before income taxes	$(19,109)	$119,567	$13,352

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
U.S. federal	$1,989	$6,178	$2,838
State and local	508	890	437
Foreign	3,110	4,573	907

	5,607	11,641	4,182

Deferred:
U.S. federal	$(1,174)	$(2,805)	$(658)
State and local	(219)	(226)	(149)
Foreign	(462)	(423)	—

	(1,855)	(3,454)	(807)

Provision for taxes on income	$3,752	$8,187	$3,375

        At December 31, 2013 and 2012, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$44,251	$30,644
Reserves and accruals	9,572	7,499
Depreciation and amortization	786	(174)
Other	2,285	—

Gross deferred tax assets	56,894	37,969
Valuation allowance	(29,128)	(32,073)

Total deferred tax assets	27,766	5,896

Intangible assets	(13,275)	—

Total deferred tax liabilities	(13,275)	—

Net deferred tax assets	$14,491	$5,896

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

        At December 31, 2013, the Company had foreign net operating loss carryforwards of approximately $82.1 million in Israel, $61.2 million in the United States, and $14.2 million in Denmark. The US net operating losses expire in 2033 and the non-US net operating losses have no expiration date.

        The Company has not provided for Israeli income and foreign withholding taxes on $12.5 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2013. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore cannot quantify the related tax liability.

        The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	34.0%
State, net of federal benefit	2.9	0.5	2.2
Meals and entertainment	(1.9)	0.1	0.4
Tax at rates other than the statutory rate	(35.7)	(32.9)	(15.6)
Share-based compensation	(4.6)	(0.1)	3.2
Net change in tax reserves	(15.9)	4.8	—
Other, net	0.6	(0.6)	1.0

Provision for taxes	(19.6)%	6.8%	25.2%

        The Company calculates the pool of excess tax benefits resulting from share based compensation available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital ("APIC") pool. For the years ended December 31, 2013 and 2012, the Company recognized a tax benefit to APIC of $2.7 million and $5.1 million, respectively.

        The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Income that is attributable to the Company's

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The corporate tax rate was 25% in 2013 and will be 26.5% in 2014. The Beneficiary Enterprise tax holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2020 and the Tax Holiday for the Company's Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $6.4 million and $33.2 million in 2013 and 2012 respectively, increasing diluted earnings per share by approximately $0.15 and $0.76 in the year ended December 31, 2013 and 2012.

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

        As of December 31, 2013 and 2012, unrecognized tax benefits totaled approximately $23.6 million and $9.7 million, respectively, which would reduce the Company's income tax expense and effective tax rate, if recognized.

        The following summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2013	2012
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$9,716	$4,063
Increases in tax positions for prior years	11,481	120
Decreases in tax positions for prior years	(11)	—
Increases in tax positions for current year	3,029	5,533
Decreases in tax positions for current year	(630)	—

Gross unrecognized tax benefits, end of the period	$23,585	$9,716

        It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2013, 2012 and 2011, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $0.6 million, $0.4 million and $0.2 million, respectively. For unrecognized tax benefits that existed at December 31, 2013, the Company does not anticipate any significant changes within the next twelve months.

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

NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP:

        The Company operates in one reportable segment, the development, manufacturing, marketing and sales of interconnect products. The Company's chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

        Revenues by geographic region are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$175,914	$220,681	$120,385
China	67,517	102,957	33,681
Israel	2,479	2,483	1,867
Europe	51,973	62,788	39,566
Other Americas	16,869	26,000	15,912
Other Asia	76,107	85,890	47,840

Total revenue	$390,859	$500,799	$259,251

        Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

        Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Israel	$65,883	$61,388
United States	3,094	987
Other	1,838	—

Total property and equipment, net	$70,815	$62,375

        Property and equipment, net is attributed to the geographic location in which it is located.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP: (Continued)

        Revenues by product group are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
ICs	$56,817	$95,103	$46,564
Boards	119,399	155,670	98,004
Switch systems	145,184	168,231	76,398
Cables, accessories and other	69,459	81,795	38,285

Total revenue	$390,859	$500,799	$259,251

NOTE 14—OTHER INCOME, NET:

        Other income, net, is summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income and gain on sale of investments, net	$1,738	$1,699	$630
Foreign exchange gain (loss)	(309)	(294)	374
Other	(201)	(146)	(245)

Total other income, net	$1,228	$1,259	$759

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (Recovery)	Balance at End of Year
	(in thousands)
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$—	$—	$639
Allowance for sales returns and adjustments	79	(79)	—	—
Income tax valuation allowance	32,073	—	(2,945)	29,128

Total	$32,791	$(79)	$(2,945)	$29,767

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$557	$82	$—	$639
Allowance for sales returns and adjustments	337	(258)	—	79
Income tax valuation allowance	28,491	3,582	—	32,073

Total	$29,385	$3,406	$—	$32,791

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$402	$155	$—	$557
Allowance for sales returns and adjustments	75	262	—	337
Income tax valuation allowance	3,245	25,267	(21)	28,491

Total	$3,722	$25,684	$(21)	$29,385

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2014.

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

Signature	Title	Date

/s/ EYAL WALDMAN Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	February 28, 2014
/s/ JACOB SHULMAN Jacob Shulman	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 28, 2014
/s/ DOV BAHARAV Dov Baharav	Director	February 28, 2014
/s/ GLENDA DORCHAK Glenda Dorchak	Director	February 28, 2014
/s/ IRWIN FEDERMAN Irwin Federman	Director	February 28, 2014

Signature	Title	Date

/s/ AMAL JOHNSON Amal Johnson	Director	February 28, 2014
/s/ THOMAS J. RIORDAN Thomas J. Riordan	Director	February 28, 2014
/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	February 28, 2014

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
2.1	(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

2.1	(2)	Agreement of Merger, dated as of May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC, as the Shareholder Representative.

3.1	(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1	(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2	(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3	(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4	(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5	(8)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.6	(9)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.7	(10)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.8	(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.9	(12)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.10	(13)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.11	(14)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12	(15)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.13	(16)*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.14	(17)*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

21.1		List of Company Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)
Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on May 15, 2013

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

(13)
Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)
Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)
Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)
Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

*
Indicates management contract or compensatory plan, contract or arrangement.