Form 10-Q
period 2014-03-31
Mellanox Technologies, Ltd.
filed 2014-05-02
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Registrant’s Telephone Number, Including Area Code: +972-74-723-7200

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 24, 2014, was 44,549,949.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,014	$63,164
Short-term investments	288,466	263,528
Accounts receivable, net	65,094	70,566
Inventories	38,766	35,963
Deferred taxes and other current assets	18,498	17,581
Total current assets	458,838	450,802
Property and equipment, net	70,405	70,815
Severance assets	10,422	10,630
Intangible assets, net	50,780	54,362
Goodwill	199,558	199,558
Deferred taxes and other long-term assets	21,997	20,613
Total assets	$812,000	$806,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,608	$29,964
Accrued liabilities	54,970	52,588
Deferred revenue	14,006	15,849
Capital lease liabilities, current	1,243	1,245
Total current liabilities	98,827	99,646
Accrued severance	13,249	13,418
Deferred revenue	9,019	9,045
Capital lease liabilities	1,318	1,600
Other long-term liabilities	17,355	17,091
Total liabilities	139,768	140,800
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	188	185
Additional paid-in capital	569,129	550,795
Accumulated other comprehensive income	670	1,390
Retained earnings	102,245	113,610
Total shareholders’ equity	672,232	665,980
Total liabilities and shareholders’ equity	$812,000	$806,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands, except per share data)

Total revenues	$98,705	$83,080
Cost of revenues	33,819	28,948
Gross profit	64,886	54,132
Operating expenses:
Research and development	48,337	38,149
Sales and marketing	19,279	16,414
General and administrative	8,215	7,485
Total operating expenses	75,831	62,048
Loss from operations	(10,945)	(7,916)
Other income, net	234	213
Loss before taxes	(10,711)	(7,703)
Provision for taxes on income	(654)	(754)
Net loss	$(11,365)	$(8,457)
Net loss per share — basic	$(0.26)	$(0.20)
Net loss per share — diluted	$(0.26)	$(0.20)
Shares used in computing loss per share:
Basic	44,276	42,901
Diluted	44,276	42,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)

Net loss	$(11,365)	$(8,457)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	8	58
Change in unrealized gains/losses on derivative contracts, net	(728)	433
Total comprehensive loss, net of tax	$(12,085)	$(7,966)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(11,365)	$(8,457)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,999	7,350
Deferred income taxes	124	(1,051)
Share-based compensation	11,638	10,375
Gain on investments	(416)	(223)
Excess tax benefits from share-based compensation	—	(932)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable, net	5,472	(629)
Inventories	(3,064)	(2,866)
Prepaid expenses and other assets	(1,531)	(178)
Accounts payable	(1,287)	(6,898)
Accrued liabilities and other liabilities	940	(3,095)
Net cash provided by (used in) operating activities	10,510	(6,604)
Cash flows from investing activities:
Purchase of severance-related insurance policies	(205)	(186)
Purchases of short-term investments	(87,500)	(55,176)
Proceeds from sales of short-term investments	48,506	60,618
Proceeds from maturities of short-term investments	14,480	27,497
Increase in restricted cash	(103)	—
Purchase of property and equipment	(5,815)	(13,941)
Purchase of intangible assets	—	(6,327)
Purchase of equity investment in a private company	(1,438)	(3,000)
Net cash provided by (used in) investing activities	(32,075)	9,485
Cash flows from financing activities:
Principal payments on capital lease obligations	(284)	(279)
Proceeds from exercise of share awards	6,699	5,671
Excess tax benefit from share-based compensation	—	932
Net cash provided by financing activities	6,415	6,324
Net increase (decrease) in cash and cash equivalents	(15,150)	9,205
Cash and cash equivalents at beginning of period	63,164	117,054
Cash and cash equivalents at end of period	$48,014	$126,259

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

Principles of presentation

The unaudited condensed consolidated financial statements include the Company’s accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.

Risks and uncertainties

The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; the timing of announcements or introductions of new products by the Company’s competitors; and the Company’s ability to successfully integrate acquired businesses.

Additionally, the Company has a significant presence in Israel, including research and development activities, corporate facilities and sales support operations. Uncertainty surrounding the political, economic and military conditions in Israel may directly impact the Company’s financial results.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company’s original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2014	2013
Dell	13%	*
IBM	*	19%
Hewlett Packard	*	16%

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	March 31, 2014	December 31, 2013
IBM	*	25%
Hewlett Packard	*	14%

*                      Less than 10%

Product warranty

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of the period	$4,198	$4,447
Warranties issued during the period	2,248	2,820
Reversal of warranty reserves	(337)	(489)
Settlements during the period	(881)	(3,259)
Balance, end of the period	$5,228	$3,519

Net income per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2014	2013

Net loss	$(11,365)	$(8,457)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net loss per share	44,276	42,901
Dilutive effect of employee share option plans	—	—
Shares used to compute diluted net loss per share	44,276	42,901
Net loss per share — basic	$(0.26)	$(0.20)
Net loss per share — diluted	$(0.26)	$(0.20)

The Company excluded 895,280 and 750,351 outstanding shares for the three months ended March 31, 2014 and March 31, 2013, respectively, from the computation of diluted net loss per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

Effective January 1, 2014, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in July 2013, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be combined with an unrelated deferred tax asset. The adoption of this guidance had no significant impact on the Company’s consolidated financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31, 2014	December 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$65,733	$71,205
Less: allowance for doubtful accounts	(639)	(639)
	$65,094	$70,566
Inventories:
Raw materials	$5,697	$4,385
Work-in-process	14,830	12,187
Finished goods	18,239	19,391
	$38,766	$35,963

Deferred taxes and other current assets:
Prepaid expenses	$8,229	$5,929
Derivative contracts receivable	668	1,396
Deferred taxes	7,336	7,336
VAT receivable	1,199	1,900
Other	1,066	1,020
	$18,498	$17,581
Property and equipment, net:
Computer equipment and software	$97,363	$91,368
Furniture and fixtures	3,221	3,809
Leasehold improvements	32,011	31,608
	132,595	126,785
Less: Accumulated depreciation and amortization	(62,190)	(55,970)
	$70,405	$70,815

Deferred taxes and other long-term assets:
Equity investments in private companies	$8,986	$7,548
Deferred taxes	7,031	7,155
Restricted cash	3,617	3,514
Other assets	2,363	2,396
	$21,997	$20,613
Accrued liabilities:
Payroll and related expenses	$27,874	$29,350
Accrued expenses	15,040	12,315
Product warranty liability	5,228	4,198
Other	6,828	6,725
	$54,970	$52,588
Other long-term liabilities:
Deferred tax liability and Income tax payable	$13,453	$13,026
Deferred rent 2,797 2,797	2,909	3,072
Other	993	993
	$17,355	$17,091

NOTE 3 — BUSINESS COMBINATION:

On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S (“IPtronics”). On August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc (“Kotura”). The Company’s primary reason for the IPtronics and Kotura acquisitions was to enhance its ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisitions also enhanced the Company’s engineering team and added a strong patent portfolio in the field of silicon photonics.

The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Cash Consideration Paid	Cash Assumed	Net Cash Paid
	(in thousands)
IPtronics	$44,925	$2,077	$42,848
Kotura	80,772	101	80,671
Total	$125,697	$2,178	$123,519

In conjunction with the IPtronics acquisition, the Company issued 60,508 restricted share units (“RSUs”) of the Company’s ordinary shares with an aggregate value of $3.0 million in exchange for RSUs of IPtronics. The fair value of the RSUs is based on the closing price of the Company’s ordinary shares on July 1, 2013 of $49.92. The RSU grants will result in compensation expense of $3.0 million which will be recognized over the vesting period of four years.

In conjunction with the Kotura acquisition, the Company issued options to purchase 31,653 shares of the Company’s ordinary shares and 145,425 RSUs of the Company’s ordinary shares with an aggregate value of $6.4 million, in exchange for options to purchase shares and RSUs of Kotura. This grant will result in compensation expense of $6.4 million, which will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years.

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

The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair value on the respective acquisition date. The Company’s preliminary allocation of the total purchase price for each transaction is summarized below:

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

Identifiable intangible assets

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are:

Purchased intangible assets:	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Licensed technology	$135	6
Developed technology	27,827	5
In-process research and development	13,764	-
Customer relationship	2,420	1-2
Backlog	953	Less than 1
Total purchased intangible assets	$45,099

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

As of the acquisition date, Kotura was involved in research and development projects related to its silicon photonics modulator for 25Gb/s, enabling fast communication at 4x25Gb/s and wavelength-division multiplexing “WDM” for interconnect products. Each of these projects is focused on developing and later on integrating new technologies and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. As of March 31, 2014, none of the projects has been completed and progressed as previously estimated at acquisition.

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

The following table presents certain unaudited pro forma information for illustrative purposes only, for the three months ended March 31, 2013 as if IPtronics and Kotura had been acquired on January 1, 2013. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2013. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented:

Three Months Ended
March 31, 2013
(in thousands, except per share data)
Pro forma net revenue	$87,381
Pro forma net loss	$(12,285)
Pro forma net loss per share basic	$(0.29)
Pro forma net loss per share diluted	$(0.29)

NOTE 4 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of March 31, 2014 and December 31, 2013, the Company did not have any financial instruments valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of March 31, 2014. There were no financial liabilities as of March 31, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$2,286	$—	$2,286
Certificates of deposit	—	73,110	73,110
U.S. Government and agency securities	—	68,339	68,339
Commercial paper	—	48,220	48,220
Corporate bonds	—	98,797	98,797
Derivative contracts	—	668	668
Total financial assets	$2,286	$289,134	$291,420

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value as of December 31, 2013. There were no financial liabilities as of December 31, 2013.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$20,000	$—	$20,000
Certificates of deposit	—	67,769	67,769
U.S. Government and agency securities	—	69,879	69,879
Commercial paper	—	33,606	33,606
Corporate bonds	—	92,274	92,274
Derivative contracts	—	1,396	1,396
Total financial assets	$20,000	$264,924	$284,924

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2014.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$45,728	$—	$—	$45,728
Money market funds	2,286	—	—	2,286
Certificates of deposit	73,119	1	(10)	73,110
U.S. Government and agency securities	68,331	41	(33)	68,339
Commercial paper	48,194	27	(1)	48,220
Corporate bonds	98,820	32	(55)	98,797
Total investments	$336,478	$101	$(99)	$336,480
Less amounts classified as cash and cash equivalents	(48,014)	—	—	(48,014)
	$288,464	$101	$(99)	$288,466

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$43,164	$—	$—	$43,164
Money market funds	20,000	—	—	20,000
Certificates of deposit	67,775	1	(7)	67,769
U.S. Government and agency securities	69,859	22	(2)	69,879
Commercial paper	33,602	9	(5)	33,606
Corporate bonds	92,298	16	(40)	92,274
Total investments	$326,698	$48	$(54)	$326,692
Less amounts classified as cash and cash equivalents	(63,164)	—	—	(63,164)
	$263,534	$48	$(54)	$263,528

Realized gains upon the sale of marketable securities were $0.4 million and less than $0.1 million for the three months ended March 31, 2014 and March 31, 2013, respectively. At March 31, 2014, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of short-term investments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$195,443	$195,487	$190,172	$190,189
Due in one to three years	93,021	92,979	73,362	73,339
	$288,464	$288,466	$263,534	$263,528

Restricted cash and deposits

The Company maintained a balance of long-term restricted cash of $3.6 million and $3.5 million at March 31, 2014 and December 31, 2013, respectively which were classified as other long-term assets and were restricted as to withdrawal or use over the long term.

Investments in privately-held companies

As of March 31, 2014 and December 31, 2013, respectively, the Company held a total of $9.0 million and $7.5 million of investments in two privately-held companies.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2013	$199,558
Adjustments	—
Balance as of March 31, 2014	$199,558

The carrying amounts of intangible assets as of March 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(503)	$1,841
Developed technology	56,190	(27,073)	29,117
Customer relationships	13,376	(7,318)	6,058
Total amortizable intangible assets	$71,910	$(34,894)	$37,016
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(34,894)	$50,780

The carrying amounts of intangible assets as of December 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(366)	$1,978
Developed technology	56,190	(24,667)	31,523
Customer relationships	13,376	(6,279)	7,097
Total amortizable intangible assets	$71,910	$(31,312)	$40,598
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(31,312)	$54,362

Amortization expense of intangible assets was $3.6 million and $2.4 million for the three months ended March 31, 2014 and 2013, respectively.

The estimated future amortization expenses from amortizable intangible assets are as follows (in thousands):

Remainder of 2014	$9,312
2015	10,786
2016	9,970
2017	9,907
2018 and thereafter	10,805
$50,780

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES:

The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into derivative contracts to manage its exposure to changes in the exchange rate of the New Israeli Shekel (“NIS”) against the U.S. dollar. The Company uses derivative contracts designated as cash flow hedges to hedge a substantial portion of future forecasted operating expenses in NIS. The Company’s primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company’s derivative contracts expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

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

As of March 31, 2014, the Company had derivative contracts in place that hedged future operating expenses of approximately 100.3 million NIS, or approximately $28.8 million based upon the exchange rate as of March 31, 2014. The derivative contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

The fair value of derivative contracts as of March 31, 2014 and December 31, 2013 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$668	$1,396	$—	$—
Total derivatives designated as hedging instruments	$668	$1,396	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of March 31, 2014 and December 31, 2013, and their impact on OCI for the three months ended March 31, 2014 (in thousands):

December 31, 2013	$1,396
Amount of loss recognized in OCI (effective portion)	(28)
Amount of gain reclassified from OCI to income (effective portion)	(700)
March 31, 2014	$668

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gain on foreign exchange contracts designated as cash flow hedges	$700	$1,279

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three months ended March 31, 2014 and 2013.

NOTE 8— COMMITMENTS AND CONTINGENCIES:

Leases

As of March 31, 2014, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$986	$12,277
2015	1,121	11,324
2016	496	8,333
2017	—	6,344
2018 and beyond	—	12,058
Total minimum lease payments	$2,603	$50,336
Less: Amount representing interest	(42)
Present value of capital lease obligations	2,561
Less: Current portion	(1,243)
Long-term portion of capital lease obligations	$1,318

Purchase commitments

At March 31, 2014, the Company had non-cancelable purchase commitments of $42.1 million, of which $40.9 million is expected to be paid in 2014 and $1.2 million in 2015 and beyond.

Legal proceedings

The Company is currently involved in various legal proceedings. Unless otherwise noted below, during the periods presented the Company did not record any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determined that the amount or range of any possible loss is reasonably estimable. The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Pending legal proceedings as of March 31, 2014 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd.

On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, “Avago”) filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, “Respondents”) with the U.S. International Trade Commission (“ITC” or “Commission”) (Inv. No. 337-TA-860). The complaint alleged that the Respondents had engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of cable products covered by patents asserted by Avago.

With regard to the patents asserted against Mellanox, on December 13, 2013, the Administrative Law Judge (“ALJ”), in an Initial Determination (“ID”) found no violation with regard to U.S. Patent Number 5,596,456 (the “456 patent”) directed to VCSEL drivers, but found a violation of US Patent No. 5,596,595 (the “595 patent”) directed to VCSELs manufactured by a third party and used in Mellanox’s cable products.

On April 17, 2014, in response to the parties’ petitions and additional briefing, the Commission issued its Final Determination. The Commission affirmed the ALJ’s findings, and issued a limited exclusion order and cease and desist orders (the “Remedial Orders”) directed to Respondents’ products that infringe the asserted claims of the 595 Patent. The final decision of the ITC becomes effective following a 60-day Presidential review. During the Presidential review period, the ITC has required Respondents to post a bond in the amount of 3 percent of the entered value of the products covered by the Remedial Orders.

The Company may still import and sell cable products containing the VCSELs covered by the 595 patent to Hewlett Packard pursuant to the Commission’s determination that a license exists between Hewlett Packard and Avago. Pursuant to 19 USC § 1337(l), Mellanox may also continue to import and sell cable products containing VCSELs covered by the 595 patent for use by the U.S. federal government. Based on currently available information, the Company believes that the Commission’s orders are not likely to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863). On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a second amended and supplemental complaint (the “Complaint”) against the Respondents in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago IP in this case and alleges that the Respondents: infringed certain of Avago’s patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint.

The case is currently stayed until the completion of the ITC matter (Inv. No. 337-TA-860) discussed above.

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

In the amended complaint, plaintiffs seek unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper by the court. On October 11, 2013, the United States District Court for the Southern District of New York transferred the consolidated action to the United States District Court for Northern California (“the Court”).  The consolidated action is captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 3:13-cv-04909-JST.  On March 31, 2014, the Court dismissed the amended complaint for its failure to allege adequately falsity or scienter.  Plaintiffs have until April 30, 2014 to file a second amended complaint.

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

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases with the exception of the lawsuits filed against GM, The Home Depot and Paramount have been stayed pending the outcome of the declaratory judgment action filed by Mellanox (discussed below). Neither the outcome of these proceedings nor the amount and range of potential damages or exposure associated with the proceedings can be assessed with certainty. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In response to these filings and accusations of infringement of Mellanox’s products, on May 21, 2013, Mellanox filed a declaratory judgment complaint against Infinite Data asking for a declaration that the Patent is invalid and that the Company’s products do not infringe. On November 14, 2013, Infinite Data filed its answer denying that the Patent was invalid and counterclaimed that the Company’s products infringe.  Pursuant to the Counterclaims, Infinite Data seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Company is not successful in defending the Counterclaims, the Company could be forced to license technology from Infinite Data and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Israeli Class Action Claim in re TASE Delisting

On June 6, 2013, a complaint was filed in the Tel-Aviv District court (the “Israeli Court”) in Tel Aviv, Israel (Mordechay Turgeman v. Mellanox et. al. (Case No.: 13189-06-13)), in which the plaintiff alleged that the Company’s decision to delist from the Tel Aviv Stock Exchange (“TASE”) was a breach of the duty of loyalty of the Company’s board of directors (the “Board”), as well as a breach of the duty of care and the duty of loyalty by the Company’s president and chief executive officer (the “Claim”). In addition, the plaintiff filed a motion to certify the complaint as a class action. The Company was served with the complaint on June 16, 2013. On December 22, 2013, the Company and the Board filed their Response to the motion to certify the complaint as a class action (the “Response”).

On January 7, 2014 the plaintiff, with the consent of the Company, filed a request to withdraw the Claim (and related class action claim) against the Company and the Board (the “Withdrawal Petition”) after the plaintiff, in view of the facts and arguments presented in the Response, reached the conclusion that it would be difficult for the plaintiff to prove the Claim and have the complaint approved as a class action. Neither the plaintiff nor its attorneys have received or will receive any benefit in return for their withdrawal.

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

During the 45 day period, which expired on February 26, 2014, no objection to the Withdrawal Petition was filed with the Israeli Court. As a result, on March 6, 2014, the Israeli Court approved the Withdrawal Petition and dismissed the Claim.

NOTE 9 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,806,224	$30.14
Options granted	—	—
Options exercised	(64,803)	15.65
Options cancelled	(31,625)	73.70
Outstanding at March 31, 2014	2,709,796	$29.98

The total pretax intrinsic value of options exercised in the three months ended March 31, 2014 and 2013 was $1.4 million and $5.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $39.13 on March 31, 2014, the total pretax intrinsic value of all outstanding options was $48.4 million. The total pretax intrinsic value of exercisable options at March 31, 2014 was $46.2 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

Restricted share units (“RSUs”) activity under the Company’s equity incentive plans in the three months ended March 31, 2014 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2013	1,974,454	$43.81
Restricted share units granted	687,520	36.82
Restricted share units vested	(297,574)	40.14
Restricted share units canceled	(53,807)	41.16
Non vested restricted share units at March 31, 2014	2,310,593	$41.78

The weighted average fair value of RSUs granted in the three months ended March 31, 2014 and 2013 was $36.82 and $51.38, respectively. The total intrinsic value of all outstanding restricted share units was $90.4 million as of March 31, 2014 and $78.9 million as of December 31, 2013.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2014:

Number of Shares
Share options outstanding	2,709,796
Restricted share units outstanding	2,310,593
Shares authorized for future issuance	1,600,339
ESPP shares available for future issuance	1,062,837
Total shares reserved for future issuance as of March 31, 2014	7,683,565

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the three months ended March 31, 2014 and 2013:

	Employee Share Options		Employee Share Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2014 (*)	2013 (*)	2014	2013
Dividend yield, %	—	—	—	—
Expected volatility, %	—	—	45.1	64.4
Risk free interest rate, %	—	—	0.08	0.11
Expected life, years	—	—	0.50	0.53
Estimated forfeiture rate, %	—	—	—	—

(*)There were no share options granted during the three months ended March 31, 2014 and 2013.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of goods sold	$522	$464
Research and development	6,678	5,808
Sales and marketing	2,433	2,124
General and administrative	2,005	1,979
Total share-based compensation expense	$11,638	$10,375

At March 31, 2014, there was $100.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.39 years.

At December 31, 2013, there was $89.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.32 years.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2014 and 2013:

	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized Gains (Losses) on Derivatives	Total
	(in thousands)
Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	3	(28)	(25)
Amounts reclassified from accumulated other comprehensive income/loss	5	(700)	(695)
Net current-period other comprehensive income/loss, net of taxes	8	(728)	(720)
Balance at March 31, 2014	$2	$668	$670

Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income (loss) before reclassifications	61	1,712	1,773
Amounts reclassified from accumulated other comprehensive income/loss	(3)	(1,279)	(1,282)
Net current-period other comprehensive income/loss, net of taxes	58	433	491
Balance at March 31, 2013	$(90)	$3,375	$3,285

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014:

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Other Comprehensive Income (loss)	Affected Line Item in the Statement of Operations
	(in thousands)
Gains (losses) on Derivatives	$(700)	Cost of revenues and Operating expenses
	(42)	Cost of revenues
	(532)	Research and development
	(63)	Sales and marketing
	(63)	General and administrative
	(700)
Unrealized gains (losses) on Available-for-Sale Securities	5	Other income, net

Total reclassifications for the period	$(695)	Total

NOTE 11 — INCOME TAXES:

As of March 31, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $24.2 million and $23.6 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of March 31, 2014 and December 31, 2013, the amount of accrued interest and penalties totaled $0.7 million and $0.6 million, respectively. As of March 31, 2014, calendar years 2010 through 2013 were open and subject to potential examination in one or more jurisdictions.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (6.1%) and (9.8%) for the three months ended March 31, 2014 and 2013, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and March 31, 2013 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2013. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories, as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, financial services, enterprise data center (“EDC”), and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 12, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues for the three months ended March 31, 2014 were $98.7 million compared to $83.1 million for the three months ended March 31, 2013, representing an increase of approximately 19%. Our fiscal first quarter 2014 revenues are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 61% and 74% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. Sales to customers representing 10% or more of revenues accounted for 13% and 35% of our total revenues for the three months ended March 31, 2014 and 2013, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs and boards, which generally yield higher gross margins. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

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

Amortization of Intangible Assets. Amortization of intangible assets relates to intangible assets resulting from our acquisitions of businesses and purchases of patents and other license rights, which will be amortized over their estimated useful lives. Amortization is included in cost of revenues, research and development, sales and marketing or general and administrative expenses based upon the nature of the intangible asset.

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Industry, Trade and Labor and “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. The corporate tax rate in Israel was 25% in 2013 and is 26.5% in 2014.

As a result of realigning some of our business activities, we may start utilizing carryforward net operating losses in one of our subsidiaries in the future. The valuation allowance established for deferred tax assets will be released if it becomes more likely than not that we will generate sufficient future taxable income in that subsidiary.

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

See our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Total revenues	100%	100%
Cost of revenues	34	35
Gross profit	66	65
Operating expenses:
Research and development	49	46
Sales and marketing	20	20
General and administrative	8	9
Total operating expenses	77	75
Loss from operations	(11)	(10)
Other income, net	—	1
Provision for taxes on income	(1)	(1)
Net loss	(12)%	(10)%

Comparison of the Three Months Ended March 31, 2014 to the Three Months Ended March 31, 2013

The following table represents our total revenues for the three months ended March 31, 2014 and 2013 by product category, interconnect protocol and data rate.

	Three Months Ended March 31,
Product category:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
ICs	$12,687	12.8%	$11,098	13.4%
Boards	31,188	31.6%	23,668	28.5%
Switch and gateway systems	32,343	32.8%	35,558	42.8%
Cables, accessories and other	22,487	22.8%	12,756	15.3%
Total revenue	$98,705	100.0%	$83,080	100.0%

	Three Months Ended March 31,
Interconnect protocol and data rate:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)

InfiniBand:
FDR	$51,432	52.1%	$41,832	50.4%
QDR	14,058	14.2%	24,962	30.0%
DDR/SDR	3,683	3.8%	4,146	5.0%
Total	69,173	70.1%	70,940	85.4%
Ethernet	18,997	19.2%	7,840	9.4%
Other	10,535	10.7%	4,300	5.2%
Total revenue	$98,705	100.0%	$83,080	100.0%

Revenues. Revenues were $98.7 million for the three months ended March 31, 2014 compared to $83.1 million for the three months ended March 31, 2013, representing an increase of 18.8%. The year-over-year revenue increase was primarily due to higher sales of 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and Cloud markets slightly offset by a decrease in revenue from sales of InfiniBand products. The increase in FDR revenues in the three months ended March 31, 2014 was primarily due to the decreased revenues in the three months ended March 31, 2013 related to depletion of inventory accumulated at an OEM customer during the second half of 2012. The decrease in QDR revenues was primarily due to customers transitioning to FDR generation of products. Revenues for the three months ended March 31, 2014 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $64.9 million for the three months ended March 31, 2014 compared to $54.1 million for the three months ended March 31, 2013, representing an increase of 19.9%. As a percentage of revenues, gross margin increased to 65.7% in the three months ended March 31, 2014 from 65.2% in the three months ended March 31, 2013. The gross margin percentage increase was primarily a result of improvement in gross margin on our cable product family mainly due to lower warranty expenses. This improvement was partially offset by changes in the product mix where revenue attributed to lower margin products such as 10Gb/s Ethernet NICs and cables increased. Generally, we derive higher gross margin on sales of ICs and boards than on the sales of switches, gateways, cables and 10Gb/s Ethernet products. Gross margin for the three months ended March 31, 2014 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$24,356	24.7%	$18,549	22.3%
Share-based compensation	6,678	6.8%	5,808	7.0%
Development and tape-out costs	7,039	7.1%	5,366	6.5%
Other	10,264	10.4%	8,426	10.1%
Total Research and development	$48,337	49.0%	$38,149	45.9%

Research and development expenses were $48.3 million in the three months ended March 31, 2014 compared to $38.1 million in the three months ended March 31, 2013, representing an increase of 26.7%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in development and tape-out costs was attributable to higher non-recurring engineering expenses, higher equipment expense, higher software expenses and increased outsourcing expenses, partially offset by a decrease in tape-out costs. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses due to amortization of acquired intangibles, as well as increased facilities and maintenance expenses and acquisition-related charges. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$10,936	11.1%	$9,314	11.2%
Share-based compensation	2,433	2.5%	2,124	2.6%
Trade shows and promotions	2,620	2.6%	2,502	3.0%
Other	3,290	3.3%	2,474	3.0%
Total Sales and marketing	$19,279	19.5%	$16,414	19.8%

Sales and marketing expenses were $19.3 million for the three months ended March 31, 2014 compared to $16.4 million for the three months ended March 31, 2013, representing an increase of 17.5%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses due to acquired intangible assets, as well as increased facilities and maintenance expenses and acquisition-related charges.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$3,126	3.2%	$2,537	3.1%
Share-based compensation	2,005	2.0%	1,979	2.4%
Professional services	1,821	1.8%	1,769	2.1%
Other	1,263	1.3%	1,200	1.4%
Total General and administrative	$8,215	8.3%	$7,485	9.0%

General and administrative expenses were $8.2 million for the three months ended March 31, 2014 compared to $7.5 million for the three months ended March 31, 2013, representing an increase of 9.8%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cost of goods sold	$522	$464
Research and development	6,678	5,808
Sales and marketing	2,433	2,124
General and administrative	2,005	1,979
Total share-based compensation expense	$11,638	$10,375

Share-based compensation expenses were $11.6 million for the three months ended March 31, 2014, compared to $10.4 million for the three months ended March 31, 2013, representing an increase of 12.2%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

At March 31, 2014, there was $100.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.39 years.

Other Income, Net. Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments, and foreign currency exchange gains and losses. Other income, net remained unchanged at $0.2 million for the three months ended March 31, 2014 and 2013.

Provision for Taxes on Income. Provision for taxes on income was $0.7 million for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013. The effective tax rate was approximately (6.1%) and (9.8%) for the three months ended March 31, 2014 and 2013, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2014, our principal source of liquidity consisted of cash and cash equivalents of $48.0 million and short-term investments of $288.5 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions.

Our cash position, short-term investments, restricted cash and working capital at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$48,014	$63,164
Short-term investments	288,466	263,528
Restricted cash, long-term	3,617	3,514
Total	$340,097	$330,206

Working capital	$360,011	$351,156

Our ratio of current assets to current liabilities was 4.6:1 at March 31, 2014 compared to 4.5:1 at December 31, 2013.

Operating activities

Net cash provided by our operating activities amounted to $10.5 million and net cash used by our operating activities amounted to $6.6 million in the three months ended March 31, 2014 and 2013, respectively. Net cash provided by operating activities in the three months ended March 31, 2014 was primarily attributable to net non-cash items of $21.4 million and changes in assets and liabilities of $0.5 million, partially offset by net loss of $11.4 million. The non-cash items consisted primarily of $11.6 million of share-based compensation and, $10.0 million for depreciation and amortization The $0.5 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $5.5 million, partially offset by an increase in inventories of $3.1 million, an increase in prepaid expenses and other assets of $1.5 million and a decrease in accounts payable of $1.3 million primarily due to the timing of payments to vendors.

Net cash used by operating activities in the three months ended March 31, 2013 was primarily attributable to the net loss of $8.5 million, adjusted by net non-cash items of $15.5 million and changes in assets and liabilities of $13.7 million. The non-cash items consisted primarily of $9.4 million of share-based compensation, net of the excess tax benefits and, $7.4 million for depreciation and amortization, offset by a decrease of $1.1 million for deferred income taxes. The $13.7 million cash outflow from changes in assets and liabilities resulted from a decrease in accounts payable of $6.9 million due to lower manufacturing related purchases during the quarter, a decrease of $3.1 million in accrued liabilities primarily due to lower payroll accruals and manufacturing related liabilities, an increase in inventories of $2.9 million, and increases in accounts receivable of $0.6 million and in prepaid expenses and other assets of $0.2 million.

Investing activities

Net cash used by investing activities was $32.1 million in the three months ended March 31, 2014. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $24.5 million, purchases of property and equipment of $5.8 million and an equity investment of $1.4 million in a private company.

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

Financing activities

Our financing activities generated $6.4 million in the three months ended March 31, 2014. Cash provided by financing activities was primarily due to proceeds of $6.7 million from share option exercises and purchases pursuant to our employee share purchase plan, partially offset by principal payments on capital lease obligations of $0.3 million.

Our financing activities generated $6.3 million in the three months ended March 31, 2013. Cash provided by financing activities was primarily due to proceeds of $5.7 million from share option exercises and purchases pursuant to our employee share purchase plan and an excess tax benefit from share-based compensation of $0.9 million, partially offset by principal payments on capital lease obligations of $0.3 million.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$2,561	$970	$1,591	$—	$—
Non-cancelable operating lease commitments	50,336	15,361	18,159	10,167	6,649
Purchase commitments	42,146	41,396	750	—	—
Total	$95,043	$57,727	$20,500	$10,167	$6,649

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

Recent Accounting Standards

See Note 1, “The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements” of the Notes to the Unaudited Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our unaudited condensed consolidated financial position, results of operations and cash flows.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in U.S. government debt securities, commercial paper and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 3% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and our Israeli facility expenses are denominated in new Israeli shekels (“NIS”). This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.3 million at March 31, 2014. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At March 31, 2014, approximately $11.5 million of our monthly operating expenses were denominated in NIS. As of March 31, 2014, we had derivative contracts in place that hedged future operating expenses of approximately 100.3 million NIS, or approximately $28.8 million based upon the exchange rate on March 31, 2014. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Risks Related to Our Business

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2014, sales to Dell accounted for 13% of our total revenues, while sales to our top ten customers accounted for 61% of our revenues. For the three months ended March 31, 2013, sales to IBM and Hewlett-Packard accounted for 19% and 16%, respectively, of our total revenues, while sales to our top ten customers accounted for 74% of our revenues. For the year ended December 31, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 67% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 51% and 48% of our revenues in the three months ended March 31, 2014 and 2013, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

As of March 31, 2014, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, T. Rowe Price Associates, Inc. and Scopia Capital management, LLC beneficially owned an aggregate of approximately 44% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 49% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended March 31 2014, our shares traded as low as $33.07 and as high as $46.04 per share. During the 12 months ended March 31. 2014 our shares traded as low as $32.35 per share and as high as $63.09 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

Date: May 2, 2014	Mellanox Technologies, Ltd.

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