Form 10-Q
period 2014-06-30
Mellanox Technologies, Ltd.
filed 2014-08-11
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of August 8, 2014, was 44,956,215.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$44,022	$63,164
Short-term investments	296,051	263,528
Accounts receivable, net	69,361	70,566
Inventories	37,092	35,963
Deferred taxes and other current assets	21,054	17,581
Total current assets	467,580	450,802
Property and equipment, net	68,172	70,815
Severance assets	10,439	10,630
Intangible assets, net	47,877	54,362
Goodwill	199,558	199,558
Deferred taxes and other long-term assets	22,236	20,613
Total assets	$815,862	$806,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,190	$29,964
Accrued liabilities	55,755	52,588
Deferred revenue	13,792	15,849
Capital lease liabilities, current	1,241	1,245
Total current liabilities	100,978	99,646
Accrued severance	13,286	13,418
Deferred revenue	8,430	9,045
Capital lease liabilities	1,043	1,600
Other long-term liabilities	16,460	17,091
Total liabilities	140,197	140,800
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	189	185
Additional paid-in capital	581,485	550,795
Accumulated other comprehensive income	721	1,390
Retained earnings	93,270	113,610
Total shareholders’ equity	675,665	665,980
Total liabilities and shareholders’ equity	$815,862	$806,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Total revenues	$102,574	$98,168	$201,279	$181,248
Cost of revenues	34,292	32,168	68,111	61,116
Gross profit	68,282	66,000	133,168	120,132
Operating expenses:
Research and development	49,506	38,869	97,843	77,018
Sales and marketing	18,722	16,797	38,001	33,211
General and administrative	9,462	10,047	17,677	17,532
Total operating expenses	77,690	65,713	153,521	127,761
Income (loss) from operations	(9,408)	287	(20,353)	(7,629)
Other income, net	357	232	591	445
Income (loss) before taxes	(9,051)	519	(19,762)	(7,184)
Benefit (provision) for taxes on income	76	(2,258)	(578)	(3,012)
Net loss	$(8,975)	$(1,739)	$(20,340)	$(10,196)
Net loss per share — basic	$(0.20)	$(0.04)	$(0.46)	$(0.24)
Net loss per share — diluted	$(0.20)	$(0.04)	$(0.46)	$(0.24)
Shares used in per share calculation:
Basic	44,671	43,284	44,475	43,093
Diluted	44,671	43,284	44,475	43,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(In thousands)
Net loss	$(8,975)	$(1,739)	$(20,340)	$(10,196)
Other comprehensive loss, net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	8	(65)	16	(7)
Change in unrealized gains/losses on derivative contracts, net	43	(1,055)	(685)	(622)
Total comprehensive loss, net of tax	$(8,924)	$(2,859)	$(21,009)	$(10,825)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,340)	$(10,196)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,458	15,186
Deferred income taxes	807	(1,930)
Share-based compensation	23,585	21,540
Gain on investments	(1,200)	(439)
Excess tax benefits from share-based compensation	—	(1,939)
Changes in assets and liabilities:
Accounts receivable	1,205	(9,086)
Inventories	(1,562)	5,895
Prepaid expenses and other assets	(4,710)	2,990
Accounts payable	594	(7,514)
Accrued liabilities and other payables	(5)	(9,652)
Net cash provided by operating activities	17,832	4,855
Cash flows from investing activities:
Purchase of severance-related insurance policies	(409)	(412)
Purchases of short-term investments	(159,388)	(81,823)
Proceeds from sales of short-term investments	90,321	103,339
Proceeds from maturities of short-term investments	37,760	50,447
Increase in restricted cash deposits	(103)	(47,001)
Purchase of property and equipment	(10,265)	(18,949)
Purchase of intangibles	—	(6,327)
Purchase of equity investment in a private company	(1,438)	(3,000)
Net cash used in investing activities	(43,522)	(3,726)
Cash flows from financing activities:
Principal payments on capital lease obligations	(561)	(695)
Proceeds from exercise of share awards	7,109	7,053
Excess tax benefit from share-based compensation	—	1,939
Net cash provided by financing activities	6,548	8,297
Net increase (decrease) in cash and cash equivalents	(19,142)	9,426
Cash and cash equivalents at beginning of period	63,164	117,054
Cash and cash equivalents at end of period	$44,022	$126,480

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.

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

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company’s original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013. See its Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
IBM	11%	19%	10%	19%
Dell	*	*	11%	*
Hewlett Packard	*	10%	*	13%

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	June 30, 2014	December 31, 2013
Hon Hai Precision	10%	*
Hewlett Packard	*	11%
IBM	*	10%

*                      Less than 10%

Product warranty

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Balance, beginning of the period	$4,198	$4,447
Warranties issued during the period	2,950	4,814
Reversal of warranty reserves	(803)	(909)
Settlements during the period	(2,490)	(5,794)
Balance, end of the period	$3,855	$2,558

Net income (loss) per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss	$(8,975)	$(1,739)	$(20,340)	$(10,196)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net loss per share	44,671	43,284	44,475	43,093
Dilutive effect of employee share option plans	—	—	—	—
Shares used to compute diluted net loss per share	44,671	43,284	44,475	43,093
Net loss per share — basic	$(0.20)	$(0.04)	$(0.46)	$(0.24)
Net loss per share — diluted	$(0.20)	$(0.04)	$(0.46)	$(0.24)

The Company excluded 1,372,376 and 839,133 outstanding shares for the three and six months ended June 30, 2014, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

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

On May 28, 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30, 2014	December 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$70,022	$71,205
Less: allowance for doubtful accounts	(661)	(639)
	$69,361	$70,566
Inventories:
Raw materials	$6,744	$4,385
Work-in-process	13,473	12,187
Finished goods	16,875	19,391
	$37,092	$35,963

Deferred taxes and other current assets:
Prepaid expenses	$7,815	$5,929
Derivative contracts receivable	711	1,396
Deferred taxes	7,011	7,336
VAT receivable	4,117	1,900
Other	1,400	1,020
	$21,054	$17,581
Property and equipment, net:
Computer equipment and software	$101,327	$91,368
Furniture and fixtures	3,219	3,809
Leasehold improvements	32,233	31,608
	136,779	126,785
Less: Accumulated depreciation and amortization	(68,607)	(55,970)
	$68,172	$70,815

Deferred taxes and other long-term assets:
Equity investments in private companies	$8,986	$7,548
Deferred taxes	7,188	7,155
Restricted cash	3,617	3,514
Other assets	2,445	2,396
	$22,236	$20,613
Accrued liabilities:
Payroll and related expenses	$27,513	$29,350
Accrued expenses	17,002	12,315
Product warranty liability	3,855	4,198
Other	7,385	6,725
	$55,755	$52,588
Other long-term liabilities:
Deferred tax liability and Income tax payable	$12,482	$13,026
Deferred rent 2,797 2,797	2,985	3,072
Other	993	993
	$16,460	$17,091

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

In conjunction with the IPtronics acquisition, the Company issued 60,508 restricted share units (“RSUs”) of the Company’s ordinary shares with an aggregate value of $3.0 million in exchange for RSUs of IPtronics. The fair value of the RSUs is based on the closing price of the Company’s ordinary shares on July 1, 2013 of $49.92. The RSU grants will result in compensation expense of $3.0 million, which will be recognized over the vesting period of four years.

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

The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair value on the respective acquisition date. The Company’s allocation of the total purchase price for each transaction is summarized below:

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

Developed technology represents completed technology that has reached technological feasibility and/or is currently offered for sale to customers. The Company used the income approach to value the developed technology. Under the income approach, the expected future cash flows from each technology are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. The Company applied a discount rate of 17.5% for IPtronics and 15.5% for Kotura to value the developed technology assets, taking into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.

In-process research and development (“IPR&D”) represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. As of the acquisition date, IPtronics was involved in research and development projects related to its laser-drivers, modulator-drivers, and trans-impedance-amplifier for 25Gb/s, enabling fast communication at 4x25Gb/s for interconnect solutions. Each of these projects is focused on developing and later integrating new technologies while broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products on cost and functionality.

As of the acquisition date, Kotura was involved in research and development projects related to its silicon photonics modulator for 25Gb/s, enabling fast communication at 4x25Gb/s and wavelength-division multiplexing “WDM” for interconnect products. Each of these projects is focused on developing and later integrating new technologies and broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products using alternative technologies that offer comparable functionality.

Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. As of June 30, 2014, none of the projects has been completed and progressed as previously estimated at the acquisitions.

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

The following table presents certain unaudited pro forma information for the six months ended June 30, 2013 for illustrative purposes only, as if IPtronics and Kotura had been acquired on January 1, 2013. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2013. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented:

Six Months Ended
June 30, 2013
(in thousands, except per share data)
Pro forma net revenue	$191,269
Pro forma net loss	$(15,499)
Pro forma net loss per share basic	$(0.36)
Pro forma net loss per share diluted	$(0.36)

NOTE 4 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of June 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets measured at fair value as of June 30, 2014. There were no financial liabilities as of June 30, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$7,800	$—	$7,800
Certificates of deposits	—	75,551	75,551
U.S. Government and agency securities	—	63,677	63,677
Commercial paper	—	44,150	44,150
Corporate bonds	—	99,739	99,739
Municipal bonds	—	9,719	9,719
Foreign government bonds	—	3,215	3,215
Forward contracts	—	711	711
Total financial assets	$7,800	$296,762	$304,562

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

There were no transfers between Level 1 and Level 2 securities during the three and six months ended June 30, 2014.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$36,222	$—	$—	$36,222
Money market funds	7,800	—	—	7,800
Certificates of deposits	75,560	1	(10)	75,551
U.S. Government and agency securities	63,659	37	(19)	63,677
Commercial paper	44,123	28	(1)	44,150
Corporate bonds	99,735	55	(51)	99,739
Municipal bonds	9,738	—	(19)	9,719
Foreign government bonds	3,226	—	(11)	3,215
Total	$340,063	$121	$(111)	$340,073
Less amounts classified as cash and cash equivalents	(44,022)	—	—	(44,022)
	$296,041	$121	$(111)	$296,051

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$43,164	$—	$—	$43,164
Money market funds	20,000	—	—	20,000
Certificates of deposit	67,775	1	(7)	67,769
U.S. Government and agency securities	69,859	22	(2)	69,879
Commercial paper	33,602	9	(5)	33,606
Corporate bonds	92,298	16	(40)	92,274
Total	$326,698	$48	$(54)	$326,692
Less amounts classified as cash and cash equivalents	(63,164)	—	—	(63,164)
	$263,534	$48	$(54)	$263,528

Realized gains upon the sale of marketable securities were $0.5 million and $0.2 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Realized gains upon the sale of marketable securities were $0.9 million and $0.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively. At June 30, 2014, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of available-for-sale securities at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$163,014	$163,075	$190,172	$190,189
Due in one to three years	133,027	132,976	73,362	73,339
	$296,041	$296,051	$263,534	$263,528

Restricted cash and deposits

The Company maintained long-term restricted cash balances of $3.6 million and $3.5 million at June 30, 2014 and December 31, 2013, respectively, which were classified as other long-term assets and were restricted as to withdrawal or use over the long term.

Investments in privately-held companies

As of June 30, 2014 and December 31, 2013, respectively, the Company held a total of $9.0 million and $7.5 million of investments in two privately-held companies.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2013	$199,558
Adjustments	—
Balance as of June 30, 2014	$199,558

The carrying amounts of intangible assets as of June 30, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(641)	$1,703
Developed technology	56,190	(28,800)	27,390
Customer relationships	13,376	(8,356)	5,020
Total amortizable intangible assets	$71,910	$(37,797)	$34,113
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(37,797)	$47,877

The carrying amounts of intangible assets as of December 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(366)	$1,978
Developed technology	56,190	(24,667)	31,523
Customer relationships	13,376	(6,279)	7,097
Total amortizable intangible assets	$71,910	$(31,312)	$40,598
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(31,312)	$54,362

Amortization expense of intangible assets was $2.9 million and $2.7 million for the three months ended June 30, 2014 and June 30, 2013, respectively. Amortization expense of intangible assets was $6.5 million and $5.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2014	$6,409
2015	10,786
2016	9,970
2017	9,907
2018 and thereafter	10,805
$47,877

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

As of June 30, 2014, the Company had derivative contracts in place that hedged future operating expenses of approximately 109.5 million NIS, or approximately $31.8 million based upon the exchange rate as of June 30, 2014. The derivative contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

The fair value of derivative contracts as of June 30, 2014 and December 31, 2013 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$711	$1,396	$—	$—
Total derivatives designated as hedging instruments	$711	$1,396	$—	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of June 30, 2014 and December 31, 2013, and their impact on OCI for the six months ended June 30, 2014 (in thousands):

December 31, 2013	$1,396
Amount of gain recognized in OCI (effective portion)	593
Amount of gain reclassified from OCI to income (effective portion)	(1,278)
June 30, 2014	$711

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three and six months ended June 30, 2014 and June 30, 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Gain on foreign exchange contracts designated as cash flow hedges	$579	$1,702	$1,278	$2,981

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and six months ended June 30, 2014 and June 30, 2013.

NOTE 8— COMMITMENTS AND CONTINGENCIES:

Leases

As of June 30, 2014, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$706	$15,557
2015	1,121	13,593
2016	496	9,168
2017	—	7,071
2018 and beyond	—	13,474
Total minimum lease payments	$2,323	$58,863
Less: Amount representing interest	(39)
Present value of capital lease obligations	2,284
Less: Current portion	(1,241)
Long-term portion of capital lease obligations	$1,043

Purchase commitments

At June 30, 2014, the Company had non-cancelable purchase commitments of $54.0 million, of which $53.1 million is expected to be paid in the remainder of 2014 and $0.9 million in 2015 and beyond.

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

Pending legal proceedings as of June 30, 2014 were as follows:

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

These decisions became final on June 16, 2014.  The Company may still import and sell cable products containing the VCSELs covered by the 595 patent to Hewlett Packard pursuant to the Commission’s determination that a license exists between Hewlett Packard and Avago. Pursuant to 19 USC § 1337(l), Mellanox may also continue to import and sell cable products containing VCSELs covered by the 595 patent for use by the U.S. federal government. The exclusion order and the cease and desist order will expire on June 15, 2015, when the 595 patent expires. Based on currently available information, the Company believes that the Commission’s orders are not likely to have a material adverse effect on the Company’s business, financial position, results of operations, or cash flows.

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863), asserting infringement of the 456 patent and US Patent No. 5,359,447 (the “447 patent”). On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a second amended and supplemental complaint (the “Complaint”) against the Respondents in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago IP in this case and alleges that the Respondents: infringed the 456 patent and 447 patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint.

The case was stayed during the pendency of the ITC matter (Inv. No. 337-TA-860) discussed above. Given the completion of the ITC matter, the stay was lifted on July 23, 2014. The Court scheduled a case management conference for August 15, 2014 to discuss the case schedule. Avago has indicated that it will seek to add claims against Mellanox.

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

In re Mellanox Technologies, Ltd. Securities Litigation

On February 7, February 14 and February 22, 2013, Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO and CFO were sued in three separate putative class action complaints filed in the United States District Court for the Southern District of New York alleging purported violations of the securities laws. On May 14, 2013, the court consolidated the complaints and appointed lead plaintiffs and lead counsel. On July 12, 2013, lead plaintiffs filed an Amended Consolidated Complaint against the same defendants. On October 11, 2013, the United States District Court for the Southern District of New York transferred the consolidated action to the United States District Court for Northern California (“the Court”). On March 31, 2014, the Court dismissed the Amended Consolidated Complaint for its failure to allege adequately falsity or scienter.

On May 19, 2014, lead plaintiffs filed a Second Amended Consolidated Complaint. The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, violations of Section 20(a) of the Exchange Act, and violations of Israel Securities Law, 1968.  It alleges that defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company’s business and outlook and seeks unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper. Lead plaintiffs seek to represent themselves, and all persons purchasing the Company’s common stock between July 19, 2012 and January 2, 2013.  On July 7, 2014, defendants moved to dismiss the Second Amended Consolidated Complaint. Defendants’ motion is currently pending. The matter is captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 3:13-cv-04909-JD.

Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Weinberger Case

On February 20, 2013, a request for approval of a class action was filed in the Economic Division of the District Court of Tel Aviv-Jaffa against Mellanox Technologies, Ltd., the Company’s President and CEO, former CFO, CFO and each of the members of the Company’s board of directors (the “Israeli Claim”). The Israeli Claim was filed by Mr. Avigdor Weinberger (the “Claimant”).  The Israeli Claim alleges that the Company, the board members, the Company’s President and CEO, its former CFO and its current CFO are responsible for making misleading statements (or failing to disclose certain facts) and filings to the public, as a result of which the shares of the Company were allegedly traded at a higher price than their true value during a period commencing on April 19, 2012 and ending January 2, 2013 and, therefore, these parties are responsible for damages caused to the purchasers of the Company’s shares on the Tel Aviv Stock Exchange during this time. The Claimant seeks an award of compensation to the relevant shareholders for all damages caused to them, including attorney fees and Claimant’s fee and any other relief deemed just and proper by the court. On April 24, 2013, the Claimant and the Company filed a procedural agreement with the court to stay the Israeli Claim pending the completion of the In re Mellanox Technologies, Ltd. Securities Litigation disclosed herein. On April 24, 2013, the Israeli court approved this procedural agreement and stayed the Israeli proceedings. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases, with the exception of the lawsuit filed against GM, have been stayed pending the outcome of the declaratory judgment action filed by Mellanox. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

NOTE 9 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,806,224	$30.14
Options granted	50,000	32.64
Options exercised	(91,063)	15.63
Options cancelled	(80,540)	66.87
Outstanding at June 30, 2014	2,684,621	$29.58

The weighted average fair value of options granted in the three and six months ended June 30, 2014 was $32.64.The total pretax intrinsic value of options exercised in the six months ended June 30, 2014 and June 30, 2013 was $1.9 million and $9.7 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $34.86 on June 30, 2014, the total pretax intrinsic value of all outstanding options was $38.7 million.

The total pretax intrinsic value of exercisable options at June 30, 2014 was $38.0 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

Restricted share units activity under the Company’s equity incentive plans in the six months ended June 30, 2014 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2013	1,974,454	$43.81
Restricted share units granted	792,665	36.34
Restricted share units vested	(472,789)	43.06
Restricted share units canceled	(123,393)	41.17
Non vested restricted share units at June 30, 2014	2,170,937	$41.39

The weighted average fair value of restricted share units granted in the three and six months ended June 30, 2014 was $33.22 and $36.34, respectively. The weighted average fair value of restricted share units granted in the three and six months ended June 30, 2013 was $54.51 and $52.01, respectively.

The total intrinsic value of all outstanding restricted share units was $75.7 million as of June 30, 2014 and $78.9 million as of December 31, 2013.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2014:

Number of Shares
Share options outstanding	2,684,621
Restricted share units outstanding	2,170,937
Shares authorized for future issuance	1,563,595
ESPP shares available for future issuance	1,062,837
Total shares reserved for future issuance as of June 30, 2014	7,481,990

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the six months ended June 30, 2014 and June 30, 2013:

	Employee Share Options		Employee Share Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013(*)	2014	2013
Dividend yield, %	—	—	—	—
Expected volatility, %	56.1	—	45.1	64.4
Risk free interest rate, %	1.98	—	0.06	0.09
Expected life, years	5.77	—	0.50	0.53
Estimated forfeiture rate, %	6.73	—	—	—

(*) During the six months ended June 30, 2013 there were no share options granted.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Cost of goods sold	$532	$434	$1,054	$898
Research and development	6,753	6,442	13,431	12,250
Sales and marketing	2,479	2,342	4,912	4,466
General and administrative	2,183	1,947	4,188	3,926
Total share-based compensation expense	$11,947	$11,165	$23,585	$21,540

At June 30, 2014, there was $90.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.29 years.

At December 31, 2013, there was $89.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.32 years.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2014 and June 30, 2013:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	6	593	599
Amounts reclassified from accumulated other comprehensive income/loss	10	(1,278)	(1,268)
Net current-period other comprehensive income/loss, net of taxes	16	(685)	(669)
Balance at June 30, 2014	$10	$711	$721

Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	(2)	2,359	2,357
Amounts reclassified from accumulated other comprehensive income/loss	(5)	(2,981)	(2,986)
Net current-period other comprehensive income/loss, net of taxes	(7)	(622)	(629)
Balance at June 30, 2013	$(155)	$2,320	$2,165

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2014:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gains on Derivatives	$1,278	Cost of revenues and Operating expenses
	78	Cost of revenues
	969	Research and development
	114	Sales and marketing
	117	General and administrative
	1,278
Unrealized gains (losses) on Available-for-Sale Securities	(10)	Other income, net

Total reclassifications for the period	$1,268	Total

NOTE 11 — INCOME TAXES:

As of June 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $23.1 million and $23.6 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of June 30, 2014 and December 31, 2013, the amount of accrued interest and penalties totaled $0.9 million and $0.6 million, respectively. As of June 30, 2014, calendar years 2010 through 2013 were open and subject to potential examination in one or more jurisdictions. The income tax returns for 2009 to 2012 tax years for Mellanox technologies Ltd. are currently under examination by the Israeli Tax Authority and the income tax returns for 2010 to 2012 tax years for Mellanox Technologies TLV Ltd. are currently under examination by the Israeli Tax Authority The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $0.1 million and $3.5 million in the six months ended June 30, 2014 and June 30, 2013 respectively, increasing diluted earnings per share by approximately $0.00 and $0.08 in the six months ended June 30, 2014 and June 30, 2013 respectively.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (0.8)% and (2.9)% for the three and six months ended June 30, 2014, respectively. The Company’s effective tax rates were 435.1% and (41.9)% for the three and six months ended June 30, 2013, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

The Company assesses its ability to recover its deferred tax assets on an ongoing basis.  Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and June 30, 2013 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand and Ethernet, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories, and an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, financial services, enterprise data center (“EDC”), and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or “SDR”), 20Gb/s (Double Data Rate or “DDR”), 40Gb/s (Quad Data Rate or “QDR”) and 56Gb/s (Fourteen Data Rate or “FDR”) InfiniBand. Our switch systems range in port density from 8, 12, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $201.3 million for the six months ended June 30, 2014, compared to $181.2 million for the six months ended June 30, 2013, representing an increase of approximately 11%. Our revenues for the six months ended June 30, 2014 are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets, however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 62% and 70% of our total revenues for the six months ended June 30, 2014 and June 30, 2013, respectively. Sales to customers representing 10% or more of revenues accounted for 21% and 32% of our total revenues for the six months ended June 30, 2014 and June 30, 2013, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs and boards, which generally yield higher gross margins than sales of switches, gateways, cables and 10Gb/s Ethernet products. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

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

As a result of realigning some of our business activities, we may start utilizing carryforward net operating losses in one of our subsidiaries in the future. We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence including its recent cumulative losses and its ability to carry-back losses against prior taxable income and its projected financial results. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, short-term investments, warranty provision, inventory valuation, share-based compensation expense, long-term asset valuations, investments, goodwill and purchased intangible asset valuation, deferred income tax asset valuation allowances, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

See our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2013.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	100%	100%	100%	100%
Cost of revenues	33	33	34	34
Gross profit	67	67	66	66
Operating expenses:
Research and development	49	40	48	42
Sales and marketing	18	17	19	18
General and administrative	9	10	9	10
Total operating expenses	76	67	76	70
Income (loss) from operations	(9)	0	(10)	(4)
Other income, net	0	0	0	0
Provision for taxes on income	0	(2)	(0)	(2)
Net loss	(9)%	(2)%	(10)%	(6)%

Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013

The following table represents our total revenues for the three months ended June 30, 2014 and June 30, 2013 by product category, interconnect protocol and data rate.

	Three Months Ended June 30,
Product category:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
ICs	$14,629	14.3%	$13,559	13.8%
Boards	29,583	28.8%	30,131	30.7%
Switch and gateway systems	34,496	33.6%	39,051	39.8%
Cables, accessories and other	23,866	23.3%	15,427	15.7%
Total revenue	$102,574	100.0%	$98,168	100.0%

	Three Months Ended June 30,
Interconnect protocol and data rate:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$51,574	50.3%	$50,754	51.7%
QDR	15,528	15.1%	24,935	25.4%
DDR/SDR	3,439	3.4%	5,107	5.2%
Total	70,541	68.8%	80,796	82.3%
Ethernet	19,210	18.7%	13,941	14.2%
Other	12,823	12.5%	3,431	3.5%
Total revenue	$102,574	100.0%	$98,168	100.0%

Revenues. Revenues were $102.6 million for the three months ended June 30, 2014 compared to $98.2 million for the three months ended June 30, 2013, representing an increase of 4.5%. The year-over-year revenue increase was primarily due to higher sales of 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and Cloud markets, partially offset by a decrease in revenue from sales of InfiniBand products into the HPC market. The increase in Other product revenues was primarily due to higher sales of services and components. The decrease in QDR and lower data rate InfiniBand revenues was primarily due to customers transitioning to the FDR generation of products. Revenues for the three months ended June 30, 2014 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $68.3 million for the three months ended June 30, 2014 compared to $66.0 million for the three months ended June 30, 2013, representing an increase of 3.5%. As a percentage of revenues, gross margin decreased to 66.6% in the three months ended June 30, 2014 from 67.2% in the three months ended June 30, 2013. The gross margin percentage decrease was mainly due to changes in product mix, where revenue attributed to lower margin products such as 10Gb/s Ethernet NICs and cables increased. This decrease was partially offset by increased gross margin on our cable products mainly due to lower warranty expenses as a result of improved quality of these products. Gross profit and margin for the three months ended June 30, 2014 are not necessarily indicative of future results.

Certain operating expenses previously reported in 2013 were reclassified to conform to the 2014 presentation. This reclassification was done within each operating expense category.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$24,872	24.3%	$19,080	19.4%
Share-based compensation	6,753	6.6%	6,442	6.6%
Development and tape-out costs	8,410	8.2%	5,009	5.1%
Other research and development costs	9,471	9.2%	8,338	8.5%
Total research and development	$49,506	48.3%	$38,869	39.6%

Research and development expenses were $49.5 million in the three months ended June 30, 2014 compared to $38.9 million in the three months ended June 30, 2013, representing an increase of 27.4%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in development and tape-out costs was attributable to higher professional services costs and equipment expense, increase in tape-out costs and higher software expenses. The increase in other research and development costs was primarily attributable to higher amortization expenses of acquired intangibles, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$10,638	10.4%	$9,077	9.2%
Share-based compensation	2,479	2.4%	2,342	2.4%
Trade shows and promotions	2,955	2.9%	3,157	3.2%
Other sales and marketing costs	2,650	2.6%	2,221	2.3%
Total sales and marketing	$18,722	18.3%	$16,797	17.1%

Sales and marketing expenses were $18.7 million for the three months ended June 30, 2014 compared to $16.8 million for the three months ended June 30, 2013, representing an increase of 11.5%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The decrease in trade show and promotion costs was primarily due to lower trade shows activity. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses of acquired intangible assets.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$3,049	3.0%	$2,425	2.4%
Share-based compensation	2,183	2.1%	1,947	2.0%
Professional services	2,790	2.7%	4,404	4.5%
Other general and administrative costs	1,440	1.4%	1,271	1.3%
Total general and administrative	$9,462	9.2%	$10,047	10.2%

General and administrative expenses were $9.5 million for the three months ended June 30, 2014 compared to $10.0 million for the three months ended June 30, 2013, representing a decrease of 5.8%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The decrease in professional services costs was primarily due to lower acquisitions related expenses as well as lower expenses associated with legal proceedings. The increase in other general and administrative costs was due to higher depreciation and amortization expenses, as well as increased facilities and maintenance expenses.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended June 30,
	2014	2013
	(In thousands)
Cost of goods sold	$532	$434
Research and development	6,753	6,442
Sales and marketing	2,479	2,342
General and administrative	2,183	1,947
Total share-based compensation expense	$11,947	$11,165

Share-based compensation expenses were $11.9 million for the three months ended June 30, 2014 compared to $11.2 million for the three months ended June 30, 2013, representing an increase of 7.0%.The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

At June 30, 2014, there were $90.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.29 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $0.4 million and $0.2 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

Provision for Taxes on Income. Benefit for taxes on income was $0.1 million for the three months ended June 30, 2014, compared to a provision for taxes on income of $2.3 million for the three months ended June 30, 2013. The effective tax rate was approximately (0.8)% and 435.1% for the three months ended June 30, 2014 and June 30, 2013, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Comparison of the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2013

The following table represents our total revenues for the six months ended June 30, 2014 and June 30, 2013 by product category, interconnect protocol and data rate.

	Six Months Ended June 30,
Product category:	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
ICs	$27,316	13.6%	$24,657	13.6%
Boards	60,771	30.2%	53,799	29.7%
Switch systems and gateways	66,839	33.2%	74,609	41.2%
Cables, accessories and other	46,353	23.0%	28,183	15.5%
Total revenue	$201,279	100.0%	$181,248	100.0%

	Six Months Ended June 30,
Interconnect protocol and data rate:	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$103,006	51.2%	$92,585	51.1%
QDR	29,586	14.7%	49,897	27.5%
DDR/SDR	7,122	3.5%	9,253	5.1%
Total	139,714	69.4%	151,735	83.7%
Ethernet	38,207	19.0%	21,781	12.0%
Other	23,358	11.6%	7,732	4.3%
Total revenue	$201,279	100.0%	$181,248	100.0%

Revenues. Revenues were $201.3 million for the six months ended June 30, 2014 compared to $181.2 million for the six months ended June 30, 2013, representing an increase of 11.1%. The year-over-year revenue increase was primarily due to higher sales of 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and Cloud markets partially offset by a decrease in revenue from sales of InfiniBand products into HPC market. The increase in FDR revenues in the six months ended June 30, 2014 was primarily due to the decreased revenues in the six months ended June 30, 2013 related to depletion of inventory accumulated at an OEM customer during the second half of 2012. The decrease in QDR revenues was primarily due to customers transitioning to the FDR generation of products. The increase in Other product revenues was primarily due to higher cable, service and component sales. Revenue for the six months ended June 30, 2014 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $133.2 million for the six months ended June 30, 2014 compared to $120.1 million for the six months ended June 30, 2013, representing an increase of 10.9%. As a percentage of revenues, gross margin decreased to 66.2% in the six months ended June 30, 2014 from 66.3% in the six months ended June 30, 2013. The slight gross margin percentage decrease was mainly due to changes in the product mix, where revenue attributed to lower margin products such as 10Gb/s Ethernet NICs and cables increased. This decrease was partially offset by increased gross margin on our cable product family mainly due to lower warranty expenses as a result of improved quality of these products. Gross profit and margin for the six months ended June 30, 2014 are not necessarily indicative of future results.

Certain operating expenses previously reported in 2013 were reclassified to conform to the 2014 presentation. This reclassification was done within each operating expense category.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$49,224	24.4%	$37,629	20.8%
Share-based compensation	13,431	6.7%	12,250	6.8%
Development and tape-out costs	16,442	8.2%	10,300	5.6%
Other research and development costs	18,746	9.3%	16,839	9.3%
Total research and development	$97,843	48.6%	$77,018	42.5%

Research and development expenses were $97.8 million in the six months ended June 30, 2014 compared to $77.0 million in the six months ended June 30, 2013, representing an increase of 27.0%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. Development and tape-out costs were higher primarily due to increased professional services, higher equipment expenses and higher software costs. The increase in other research and development costs was primarily attributable to higher amortization expenses of acquired intangibles, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$21,569	10.7%	$18,384	10.1%
Share-based compensation	4,912	2.4%	4,466	2.5%
Trade shows and promotions	6,024	3.0%	5,996	3.3%
Other sales and marketing costs	5,496	2.8%	4,365	2.4%
Total sales and marketing	$38,001	18.9%	$33,211	18.3%

Sales and marketing expenses were $38.0 million for the six months ended June 30, 2014 compared to $33.2 million for the six months ended June 30, 2013, representing an increase of 14.4%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses of acquired intangible assets, as well an increase in facilities and maintenance costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$6,040	3.0%	$4,888	2.7%
Share-based compensation	4,188	2.1%	3,926	2.2%
Professional services	4,607	2.3%	6,956	3.8%
Other general and administrative costs	2,842	1.4%	1,762	1.0%
Total general and administrative	$17,677	8.8%	$17,532	9.7%

General and administrative expenses were $17.7 million for the six months ended June 30, 2014 compared to $17.5 million for the three months ended June 30, 2013, representing an increase of 0.8%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The decrease in professional services costs was primarily due to lower acquisitions related expenses as well as lower expenses associated with legal proceedings. The increase in other general and administrative costs was due to higher depreciation and amortization expenses due to amortization of acquired intangibles, as well as increased facilities and maintenance costs.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Six months ended June 30,
	2014	2013
	(In thousands)
Cost of goods sold	$1,054	$898
Research and development	13,431	12,250
Sales and marketing	4,912	4,466
General and administrative	4,188	3,926
Total share-based compensation expense	$23,585	$21,540

Share-based compensation expenses were $23.6 million for the six months ended June 30, 2014 compared to $21.5 million for the six months ended June 30, 2013, representing an increase of 9.5%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2013 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $0.6 million and $0.4 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

Provision for Taxes on Income. Provision for taxes on income was $0.6 million for the six months ended June 30, 2014, compared to $3.0 million for the six months ended June 30, 2013. The effective tax rate was approximately (2.9)% and (41.9)% for the six months ended June 30, 2014 and June 30, 2013, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2014, our principal source of liquidity consisted of cash and cash equivalents of $44.0 million and short-term investments of $296.1 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions

Our cash position, short-term investments, restricted cash and working capital at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$44,022	$63,164
Short-term investments	296,051	263,528
Restricted cash, long-term	3,617	3,514
Total	$343,690	$330,206

Working capital	$366,602	$351,156

Our ratio of current assets to current liabilities was 4.6:1 at June 30, 2014 compared to 4.5:1 at December 31, 2013.

Operating activities

Net cash provided by our operating activities amounted to $17.8 million and $4.9 million in the six months ended June 30, 2014 and June 30, 2013, respectively. Net cash provided by operating activities in the six months ended June 30, 2014 was primarily attributable to net non-cash items of $42.6 million partially offset by changes in assets and liabilities of $4.5 million and net loss of $20.3 million. Non-cash expenses consisted primarily of $23.6 million of share-based compensation, $19.5 million for depreciation and amortization, and deferred income taxes of $0.8 million, partially offset by gains on investments of $1.2 million. The $4.5 million cash outflow from changes in assets and liabilities resulted from an increase in prepaid expenses and other assets by $4.7 million primarily due to the timing of VAT receivables and an increase in inventories of $1.6 million partially offset by a decrease in accounts receivable of $1.2 million.

Net cash provided by operating activities in the six months ended June 30, 2013 was primarily attributable to net non-cash items of $32.4 million partially offset by changes in assets and liabilities of $17.3 million and net loss of $10.2 million. Non-cash expenses consisted primarily of $19.6 million of share-based compensation, net of the excess tax benefits, and $15.2 million for depreciation and amortization, partially offset by deferred income taxes of $1.9 million. The $17.3 million cash outflow from changes in assets and liabilities resulted from a decrease of $9.7 million in accrued liabilities primarily due to the payment of accrued bonuses for fiscal year 2012, an increase in accounts receivable of $9.1 million and a decrease in accounts payable of $7.5 million primarily due to payments to contract manufacturers for inventory purchased in fiscal 2012, partially offset by a decrease in inventories of $5.9 million as we continued to fulfill customer orders from existing inventories and a decrease in prepaid expenses and other assets by $3.0 million.

Investing activities

Net cash used in investing activities was $43.5 million in the six months ended June 30, 2014. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $31.3 million, purchases of property and equipment of $10.3 million and an equity investment of $1.4 million in a private company.

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

Financing activities

Our financing activities generated $6.5 million in the six months ended June 30, 2014. Cash provided by financing activities was primarily due to proceeds of $7.1 million from share option exercises and purchases pursuant to our employee share purchase plan, partially offset by principal payments on capital lease obligations of $0.6 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$2,284	$1,241	$1,043	$—	$—
Non-cancelable operating lease commitments	58,863	21,970	19,728	10,314	6,851
Purchase commitments	53,952	53,652	300	—	—
Total	$115,099	$76,863	$21,071	$10,314	$6,851

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average maturity of less than one year. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 3% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.4 million at June 30, 2014. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2014, approximately $11.4 million of our monthly operating expenses were denominated in NIS. As of June 30, 2014, we had derivative contracts in place that hedged future operating expenses of approximately 109.5 million NIS, or approximately $31.8 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”)  (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on February 28, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 was filed on May 2, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2014. Subsequently, our management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2013 and March 31, 2014, and continue to not be effective as of June 30, 2014 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding the material weakness described below, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as previously filed with the SEC,  and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2014. Management also determined that this material weakness existed as of December 31, 2013 and March 31, 2014:

We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain of our control activities, including certain controls involving an inherent level of complexity, subjectivity, and judgment. Specifically, we did not maintain sufficient documentation or perform a sufficient review of certain control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

The control deficiency constituted a material weakness, but did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2013 (or any of the condensed consolidated financial statements for the quarters included therein) nor to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 or June 30, 2014. However, the control deficiency could result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that the control deficiency constitutes a material weakness.

We will be amending our Annual Report on Form 10-K for the year ended December 31, 2013 to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2013.

We are in the process of remediating the identified deficiency in internal control over financial reporting but we are unable at this time to estimate when the remediation effort will be completed.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Risks Related to Our Business

We have identified a material weakness in our internal control over financial reporting as of December 31, 2013, March 31, 2014 and June 30, 2014. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which could in turn cause the trading price of our common stock to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including our CEO and CFO, we carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. As a result of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2014 because of a material weakness in our internal control over financial reporting. We reevaluated our previous conclusions on internal control over financial reporting as of December 31, 2013 and March 31, 2014, and determined that this material weakness also existed as of these dates.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of June 30, 2014. Management also determined that this material weakness existed as of December 31, 2013 and March 31, 2014:

We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain of our control activities, including certain controls involving an inherent level of complexity, subjectivity, and judgment. Specifically, we did not maintain sufficient documentation or perform a sufficient review of certain control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

Notwithstanding the material weakness described above, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, as previously filed with the SEC, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon. The control deficiency constituted a material weakness, but did not result in a misstatement to our consolidated financial statements for the year ended December 31, 2013 (or any of the condensed consolidated financial statements for the quarters included therein) nor to the unaudited condensed consolidated financial statements for the quarter ended March 31, 2014 as previously filed.

We plan to implement a number of remedial measures designed to address this material weakness. These remedial measures will cause us to incur additional accounting expense and expend management time on compliance-related issues. We cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we do not successfully remediate this material weakness and conclude in future periods that our internal controls over financial reporting are effective, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions, causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our common stock.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

      A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2014, sales to IBM accounted for 11% of our total revenues, while sales to our top ten customers accounted for 63% of our revenues. For the three months ended June 30, 2013, sales to IBM and Hewlett-Packard accounted for 19% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 70% of our revenues. For the year ended December 31, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 67% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

In addition, our third-party subcontractors, including our foundries, test and assembly houses and distributors, have access to certain portions of our sensitive data. In the event that these subcontractors do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers could have a material adverse effect on our business and financial condition.”

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 50% and 48% of our revenues in the three months ended June 30, 2014 and June 30, 2013, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

As of June 30, 2014, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, T. Rowe Price Associates, Inc. and Scopia Capital management, LLC beneficially owned an aggregate of approximately 44% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 50% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended June 30, 2014, our shares traded as low as $30.58 and as high as $40.8 per share. During the last 52 weeks our shares traded as low as $30.58 per share and as high as $54.89 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

Date: August 11, 2014	Mellanox Technologies, Ltd.

SIGNATURES

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