Form 10-Q
period 2014-09-30
Mellanox Technologies, Ltd.
filed 2014-11-12
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 31, 2014, was 45,242,320.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$54,852	$63,164
Short-term investments	295,795	263,528
Restricted cash	3,604	—
Accounts receivable, net	72,959	70,566
Inventories	39,326	35,963
Deferred taxes and other current assets	24,511	17,581
Total current assets	491,047	450,802
Property and equipment, net	73,954	70,815
Severance assets	9,814	10,630
Intangible assets, net	44,975	54,362
Goodwill	201,105	199,558
Deferred taxes and other long-term assets	21,327	20,613
Total assets	$842,222	$806,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,245	$29,964
Accrued liabilities	57,894	51,251
Deferred revenue	14,539	15,849
Capital lease liabilities, current	1,101	1,245
Total current liabilities	110,779	98,309
Accrued severance	12,401	13,418
Deferred revenue	8,669	9,045
Capital lease liabilities	768	1,600
Other long-term liabilities	14,889	17,091
Total liabilities	147,506	139,463
Commitments and Contingencies (Note 8)
Shareholders’ equity:
Ordinary shares	191	185
Additional paid-in capital	601,840	550,795
Accumulated other comprehensive income (loss)	(2,213)	1,390
Retained earnings	94,898	114,947
Total shareholders’ equity	694,716	667,317
Total liabilities and shareholders’ equity	$842,222	$806,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Total revenues	$120,708	$104,067	$321,987	$285,315
Cost of revenues	39,540	36,869	107,788	97,974
Gross profit	81,168	67,198	214,199	187,341
Operating expenses:
Research and development	54,220	44,607	152,063	121,498
Sales and marketing	18,864	18,204	56,865	51,389
General and administrative	9,184	9,674	26,861	27,193
Total operating expenses	82,268	72,485	235,789	200,080
Loss from operations	(1,100)	(5,287)	(21,590)	(12,739)
Other income, net	361	482	952	927
Loss before taxes on income	(739)	(4,805)	(20,638)	(11,812)
Benefit (provision) for taxes on income	1,167	(1,080)	589	(4,092)
Net income (loss)	$428	$(5,885)	$(20,049)	$(15,904)
Net income (loss) per share — basic	$0.01	$(0.14)	$(0.45)	$(0.37)
Net income (loss) per share — diluted	$0.01	$(0.14)	$(0.45)	$(0.37)
Shares used in per share calculation:
Basic	44,984	43,579	44,646	43,257
Diluted	46,229	43,579	44,646	43,257

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$428	$(5,885)	$(20,049)	$(15,904)
Other comprehensive loss, net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	(208)	223	(192)	216
Change in unrealized gains/losses on derivative contracts, net	(2,726)	(565)	(3,411)	(1,187)
Total comprehensive loss, net of tax	$(2,506)	$(6,227)	$(23,652)	$(16,875)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net loss	$(20,049)	$(15,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,999	25,439
Deferred income taxes	(202)	(2,403)
Share-based compensation	35,434	33,472
Gain on investments	(94)	(710)
Excess tax benefits from share-based compensation	(346)	(2,796)
Changes in assets and liabilities:
Accounts receivable	(1,530)	(12,137)
Inventories	(4,239)	12,942
Prepaid expenses and other assets	(10,040)	699
Accounts payable	6,692	(8,896)
Accrued liabilities and other payables	406	(8,429)
Net cash provided by operating activities	35,031	21,277
Cash flows from investing activities:
Acquisition of Kotura, Inc, net of cash acquired of $101	—	(80,671)
Acquisition of IPtonics A/S, net of cash acquired of $2,077	—	(42,848)
Purchase of severance-related insurance policies	(597)	(632)
Purchases of short-term investments	(202,818)	(151,535)
Proceeds from sales of short-term investments	130,652	133,435
Proceeds from maturities of short-term investments	39,801	63,947
Increase in restricted cash deposits	(103)	(3,943)
Purchase of property and equipment	(21,228)	(24,050)
Purchase of intangibles assets	—	(6,440)
Purchase of equity investment in a private company	(3,691)	(3,123)
Net cash used in investing activities	(57,984)	(115,860)
Cash flows from financing activities:
Principal payments on capital lease obligations	(976)	(960)
Proceeds from exercise of share awards	15,271	13,571
Excess tax benefit from share-based compensation	346	2,796
Net cash provided by financing activities	14,641	15,407
Net decrease in cash and cash equivalents	(8,312)	(79,176)
Cash and cash equivalents at beginning of period	63,164	117,054
Cash and cash equivalents at end of period	$54,852	$37,878

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 28, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2014 or thereafter.

Certain prior year amounts have been reclassified to conform to 2014 presentation. These changes and reclassifications did not impact net or comprehensive income.

Revision to Prior Period Financial Statements

During the quarter ended September 30, 2014, the Company identified and corrected an error in accounting for liabilities for charitable contributions. The error had accumulated over a number of years, resulting in a $0.6 million cumulative overstatement of the liability as of September 30, 2014. The Company also identified and corrected an overstatement of liabilities in the amount of $0.7 million related to certain purchase orders as of September 30, 2014. The Company’s prior period financial statements should not have reflected these obligations as liabilities in the respective periods. The Company evaluated these errors and determined that the impact of the errors was not material to its results of operations, financial position or cash flows in previously issued financial statements. The Company has retrospectively revised financial information for all prior periods presented to reflect this correction. The impact of the correction of these errors will increase net income by $0.3 million and $0.9 million in fiscal years 2011 and 2012, respectively. The impact of this revision for periods presented within this quarterly report on Form 10-Q are shown in the tables below:

	Three Months Ended
	September 30, 2013
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Cost of revenues	$37,027	$(158)	$36,869
Gross Profit	67,040	158	67,198
Operating expenses:
Research and development	44,185	422	44,607
Sales and marketing	18,071	133	18,204
General and administrative	9,600	74	9,674
Total operating expenses	71,856	629	72,485
Loss from operations	(4,816)	(471)	(5,287)
Loss before taxes on income	(4,334)	(471)	(4,805)
Net loss	(5,414)	(471)	(5,885)
Net loss per share — basic	(0.12)	(0.02)	(0.14)
Net loss per share — diluted	(0.12)	(0.02)	(0.14)

	Nine Months Ended
	September 30, 2013
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Cost of revenues	$98,143	$(169)	$97,974
Gross Profit	187,172	169	187,341
Operating expenses:
Research and development	121,203	295	121,498
Sales and marketing	51,282	107	51,389
General and administrative	27,132	61	27,193
Total operating expenses	199,617	463	200,080
Loss from operations	(12,445)	(294)	(12,739)
Loss before taxes on income	(11,518)	(294)	(11,812)
Net loss	(15,610)	(294)	(15,904)
Net loss per share — basic	(0.36)	(0.01)	(0.37)
Net loss per share — diluted	(0.36)	(0.01)	(0.37)

	December 31, 2013
	As reported	Adjustments	As revised
	(in thousands)
Balance sheet:
Accrued liabilities	$52,588	$(1,337)	$51,251
Total current liabilities	99,646	(1,337)	98,309
Total liabilities	140,800	(1,337)	139,463
Retained earnings	113,610	1,337	114,947
Total shareholders’ equity	665,980	1,337	667,317

	Three Months Ended
	September 30, 2013
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive loss:
Net loss	$(5,414)	$(471)	$(5,885)
Total comprehensive loss, net of tax	(5,756)	(471)	(6,227)

	Nine Months Ended
	September 30, 2013
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive loss:
Net loss	$(15,610)	$(294)	$(15,904)
Total comprehensive loss, net of tax	(16,581)	(294)	(16,875)

	Nine Months Ended
	September 30, 2013
	As reported	Adjustments	As revised
	(in thousands)
Cash flow statement:
Net loss	$(15,610)	$(294)	$(15,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued liabilities and other payables	(8,723)	294	(8,429)

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Hewlett Packard	15%	12%	11%	13%
IBM	11%	17%	11%	19%
Dell	11%	*	11%	*

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	September 30, 2014	December 31, 2013
Hewlett Packard	20%	11%
IBM	13%	10%

Product warranty

The following table provides the changes in the product warranty accrual for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Balance, beginning of the period	$4,198	$4,447
Warranties issued during the period	4,611	6,640
Reversal of warranty reserves	(1,534)	(1,332)
Settlements during the period	(3,672)	(7,226)
Balance, end of the period	$3,603	$2,529

Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands except per share data)
Net income (loss)	$428	$(5,885)	$(20,049)	$(15,904)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	44,984	43,579	44,646	43,257
Dilutive effect of employee stock option plans	1,245	—	—	—
Shares used to compute diluted net income (loss) per share	46,229	43,579	44,646	43,257
Net income (loss) per share — basic	$0.01	$(0.14)	$(0.45)	$(0.37)
Net income (loss) per share — diluted	$0.01	$(0.14)	$(0.45)	$(0.37)

The Company excluded 1,120,074 and 741,819 outstanding shares for the three and nine months ended September 30, 2014, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

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

On May 28, 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. This guidance will be effective for the Company for the fiscal year beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard will be effective for the Company for fiscal year beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30, 2014	December 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$73,631	$71,205
Less: allowance for doubtful accounts	(672)	(639)
	$72,959	$70,566
Inventories:
Raw materials	$6,156	$4,385
Work-in-process	13,555	12,187
Finished goods	19,615	19,391
	$39,326	$35,963
Deferred taxes and other current assets:
Prepaid expenses	$8,198	$5,929
Derivative contracts receivable	—	1,396
Deferred taxes	7,830	7,336
VAT receivable	6,413	1,900
Other	2,070	1,020
	$24,511	$17,581
Property and equipment, net:
Computer equipment and software	$113,041	$91,368
Furniture and fixtures	3,246	3,809
Leasehold improvements	32,913	31,608
	149,200	126,785
Less: Accumulated depreciation and amortization	(75,246)	(55,970)
	$73,954	$70,815
Deferred taxes and other long-term assets:
Equity investments in private companies	$10,486	$7,548
Deferred taxes	7,311	7,155
Restricted cash	13	3,514
Other assets	3,517	2,396
	$21,327	$20,613
Accrued liabilities:
Payroll and related expenses	$24,450	$28,712
Accrued expenses	20,109	14,335
Product warranty liability	3,603	4,198
Derivative contracts payable	2,015	—
Other	7,717	4,006
	$57,894	$51,251
Other long-term liabilities:
Deferred tax liability and income tax payable	$11,298	$13,026
Deferred rent	2,596	3,072
Other	995	993
	$14,889	$17,091

NOTE 3 — BUSINESS COMBINATION:

On July 1, 2014, Mellanox completed its acquisition of Integrity Project, Ltd. (“Integrity”), a privately held company. Based in Ramat-Gan, Israel, Integrity specializes in the fields of connectivity, low-level development, real-time applications, and security. The Company’s primary reason for the Integrity acquisition was for Integrity’s software expertise, which further enhances the Company’s commitment to provide superior solutions. The acquisition positions the Company to broaden its customer base by adding software solutions designed to enable customers to achieve optimal performance from all interconnect components.

The Company accounted for this transaction using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The assets acquired and liabilities assumed were immaterial to the Company’s unaudited condensed financial statements. There were no intangible assets identified in this transaction other than goodwill. The goodwill arising from this acquisition was primarily attributable to the assembled workforce. Goodwill is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative accounting guidance.

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

The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair value on the respective acquisition date. The Company’s allocation of the total purchase price for each transaction is summarized below:

	IPtronics	Kotura	Total
	(in thousands)
Current assets, net of cash	$2,173	$5,252	$7,425
Other long-term assets	974	10,603	11,577
Intangible assets	17,495	27,604	45,099
Goodwill	25,725	40,948	66,673
Total assets	46,367	84,407	130,774
Current liabilities	(2,668)	(3,357)	(6,025)
Long-term liabilities	(851)	(379)	(1,230)
Total liabilities	(3,519)	(3,736)	(7,255)
Total purchase price allocation	$42,848	$80,671	$123,519

Identifiable intangible assets

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are:

Purchased intangible assets:	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Licensed technology	$135	6
Developed technology	27,827	5
In-process research and development	13,764	—
Customer relationship	2,420	1-2
Backlog	953	Less than 1
Total purchased intangible assets	$45,099

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

Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. As of September 30, 2014, none of the projects has been completed and both have progressed as previously estimated.

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

The following table presents certain unaudited pro forma information for the nine months ended September 30, 2013 for illustrative purposes only, as if IPtronics and Kotura had been acquired on January 1, 2013. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2013. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented:

Nine Months Ended
September 30, 2013
(in thousands, except per share data)
Pro forma net revenue	$296,986
Pro forma net loss	$(23,175)
Pro forma net loss per share basic	$(0.54)
Pro forma net loss per share diluted	$(0.54)

NOTE 4 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of September 30, 2014 and December 31, 2013, the Company did not have any financial assets or liabilities valued based on Level 3 valuations.

The following table presents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of September 30, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,683	$—	$1,683
Certificates of deposits	—	73,892	73,892
U.S. Government and agency securities	—	78,281	78,281
Commercial paper	—	25,933	25,933
Corporate bonds	—	98,192	98,192
Municipal bonds	—	12,718	12,718
Foreign government bonds	—	6,779	6,779
Total financial assets	$1,683	$295,795	$297,478
Derivative contracts	—	2,015	2,015
Total financial liabilities	$—	$2,015	$2,015

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

There were no transfers between Level 1 and Level 2 securities during the three and nine months ended September 30, 2014.

NOTE 5 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$53,169	$—	$—	$53,169
Money market funds	1,683	—	—	1,683
Certificates of deposits	73,902	2	(12)	73,892
U.S. Government and agency securities	78,364	26	(109)	78,281
Commercial paper	25,919	14	—	25,933
Corporate bonds	98,309	33	(150)	98,192
Municipal bonds	12,774	—	(56)	12,718
Foreign government bonds	6,800	—	(21)	6,779
Total	$350,920	$75	$(348)	$350,647
Less amounts classified as cash and cash equivalents	(54,852)	—	—	(54,852)
	$296,068	$75	$(348)	$295,795

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$43,164	$—	$—	$43,164
Money market funds	20,000	—	—	20,000
Certificates of deposit	67,775	1	(7)	67,769
U.S. Government and agency securities	69,859	22	(2)	69,879
Commercial paper	33,602	9	(5)	33,606
Corporate bonds	92,298	16	(40)	92,274
Total	$326,698	$48	$(54)	$326,692
Less amounts classified as cash and cash equivalents	(63,164)	—	—	(63,164)
	$263,534	$48	$(54)	$263,528

Realized gains (losses), net upon the sale of marketable securities were $(1.1) million and $0.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Realized gains, net upon the sale of marketable securities were $0.1 million and $0.4 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. At September 30, 2014, the investments with gross unrealized losses were not deemed to be other-than-temporarily impaired and the unrealized losses were recorded in OCI.

The contractual maturities of available-for-sale securities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$143,767	$143,818	$190,172	$190,189
Due in one to three years	152,301	151,977	73,362	73,339
	$296,068	$295,795	$263,534	$263,528

Restricted cash and deposits

The Company maintained certain cash amounts restricted as to withdrawal or use. It maintained a balance of $3.6 million at September 30, 2014, for contingent payments related to acquisitions.

The Company also maintained certain long-term restricted cash amounts restricted as to withdrawal or use. It maintained a balance of less than $0.1 million and $3.5 million at September 30, 2014 and December 31, 2013, respectively, which were classified as other long-term assets, for contingent payments related to acquisitions.

Investments in privately-held companies

As of September 30, 2014 and December 31, 2013, respectively, the Company held a total of $10.5 million and $7.5 million of investments in privately-held companies.

NOTE 6 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2013	$199,558
Goodwill from Integrity acquisition	1,547
Adjustments	—
Balance as of September 30, 2014	$201,105

The carrying amounts of intangible assets as of September 30, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(779)	$1,565
Developed technology	56,190	(30,525)	25,665
Customer relationships	13,376	(9,395)	3,981
Total amortizable intangible assets	$71,910	$(40,699)	$31,211
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(40,699)	$44,975

The carrying amounts of intangible assets as of December 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(366)	$1,978
Developed technology	56,190	(24,667)	31,523
Customer relationships	13,376	(6,279)	7,097
Total amortizable intangible assets	$71,910	$(31,312)	$40,598
IPR&D	13,764	—	13,764
Total intangible assets	$85,674	$(31,312)	$54,362

Amortization expense of intangible assets was $2.9 million and $4.7 million for the three months ended September 30, 2014 and September 30, 2013, respectively. Amortization expense of intangible assets was $9.4 million and $9.7 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

The estimated future amortization expenses from amortizable intangible assets were as follows (in thousands):

Remainder of 2014	$3,507
2015	10,786
2016	9,970
2017	9,907
2018 and thereafter	10,805
$44,975

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

As of September 30, 2014, the Company had derivative contracts in place that hedged future operating expenses of approximately 183.3 million NIS, or approximately $49.6 million based upon the exchange rate as of September 30, 2014. The derivative contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

The fair value of derivative contracts as of September 30, 2014 and December 31, 2013 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$1,396	$2,015	$—
Total derivatives designated as hedging instruments	$—	$1,396	$2,015	$—

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of September 30, 2014 and December 31, 2013, and their impact on OCI for the nine months ended September 30, 2014 (in thousands):

December 31, 2013	$1,396
Amount of loss recognized in OCI (effective portion)	(2,712)
Amount of gain reclassified from OCI to income (effective portion)	(699)
September 30, 2014	$(2,015)

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

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three and nine months ended September 30, 2014 and September 30, 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(579)	$1,737	$699	$4,718

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and nine months ended September 30, 2014 and September 30, 2013.

NOTE 8— COMMITMENTS AND CONTINGENCIES:

Leases

As of September 30, 2014, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$308	$6,696
2015	1,099	15,259
2016	496	8,800
2017	—	6,470
2018 and beyond	—	12,917
Total minimum lease payments	$1,903	$50,142
Less: Amount representing interest	(34)
Present value of capital lease obligations	1,869
Less: Current portion	(1,101)
Long-term portion of capital lease obligations	$768

Purchase commitments

At September 30, 2014, the Company had non-cancelable purchase commitments of $61.1 million, of which $58.9 million is expected to be paid in the remainder of 2014 and $2.2 million in 2015 and beyond.

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

From time to time, we may enter into confidential discussions regarding the potential settlement of pending intellectual property or other proceedings, claims or litigation. However, there can be no assurance that any such discussions will occur or will result in a settlement. In the course of such settlement discussions, if we conclude that a settlement loss is probable and the amount is reasonably estimable we may record settlement costs, notwithstanding not having reached a final settlement agreement.

The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Pending legal proceedings as of September 30, 2014 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics Inc. and IPtronics A/S

On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (collectively, “Respondents”) in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863), asserting infringement of the 456 patent and US Patent No. 5,359,447 (the “447 patent”). On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a second amended and supplemental complaint (the “Complaint”) against the Respondents in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago IP in this case and alleges that the Defendants: infringed the 456 patent and 447 patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint.

Avago IP has moved to add the Company and a new claim for interference with prospective economic advantage against IPtronics.  IPtronics has moved to add an antitrust counterclaim for Avago IP pursuing an action which we believe has no merit. An oral hearing is set for November 21, 2014 on these motions.

Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Defendants are not successful in defending the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

On May 19, 2014, lead plaintiffs filed a Second Amended Consolidated Complaint. The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), and Rule 10b-5 thereunder, violations of Section 20(a) of the Exchange Act, and violations of Israel Securities Law, 1968.  It alleges that defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company’s business and outlook and seeks unspecified damages, an award of reasonable costs and expenses, including reasonable attorney’s fees, and any other relief deemed just and proper. Lead plaintiffs seek to represent themselves, and all persons purchasing the Company’s common stock between July 19, 2012 and January 2, 2013.  On July 7, 2014, defendants moved to dismiss the Second Amended Consolidated Complaint. The Court heard oral argument on August 20, 2014. Defendants’ motion is currently pending. The matter is captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 3:13-cv-04909-JD.

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

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions include the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data have tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases have been stayed pending the outcome of the declaratory judgment action filed by Mellanox. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

However, neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Company is not successful in defending the Counterclaims, the Company could be forced to license technology from Infinite Data and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Infinite Data and Mellanox have reached a settlement in principle and are negotiating the various final agreements.

NOTE 9 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2014:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,806,224	$30.14
Options granted	50,000	32.64
Options exercised	(189,059)	17.65
Options cancelled	(107,733)	68.40
Outstanding at September 30, 2014	2,559,432	$29.51

There were no share options granted in the three months ended September 30, 2014. The weighted average fair value of options granted in the nine months ended September 30, 2014 was $32.64.The total pretax intrinsic value of options exercised in the nine months ended September 30, 2014 and September 30, 2013 was $4.1 million and $11.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $44.87 on September 30, 2014, the total pretax intrinsic value of all outstanding options was $57.6 million.

The total pretax intrinsic value of exercisable options at September 30, 2014 was $55.5 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

Restricted share units activity under the Company’s equity incentive plans in the nine months ended September 30, 2014 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2013	1,974,454	$43.81
Restricted share units granted	913,310	36.90
Restricted share units vested	(648,331)	42.45
Restricted share units canceled	(163,933)	41.07
Non vested restricted share units at September 30, 2014	2,075,500	$41.41

The weighted average fair value of restricted share units granted in the three and nine months ended September 30, 2014 was $40.58 and $36.90, respectively. The weighted average fair value of restricted share units granted in the three and nine months ended September 30, 2013 was $44.85 and $50.15, respectively.

The total intrinsic value of all outstanding restricted share units was $93.1 million as of September 30, 2014 and $78.9 million as of December 31, 2013.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2014:

Number of Shares
Share options outstanding	2,559,432
Restricted share units outstanding	2,075,500
Shares authorized for future issuance	1,510,683
ESPP shares available for future issuance	851,059
Total shares reserved for future issuance as of September 30, 2014	6,996,674

Share-based compensation

The following weighted average assumptions were used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2014 and September 30, 2013:

	Employee Share Options		Employee Share Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dividend yield, %	—	—	—	—
Expected volatility, %	56.1	57.5	48.1	51.6
Risk free interest rate, %	1.98	1.54	0.07	0.04
Expected life, years	5.77	4.72	0.50	0.53
Estimated forfeiture rate, %	6.73	6.68	—	—

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Cost of goods sold	$532	$461	$1,586	$1,359
Research and development	6,756	6,898	20,187	19,148
Sales and marketing	2,473	2,407	7,385	6,873
General and administrative	2,088	2,166	6,276	6,092
Total share-based compensation expense	$11,849	$11,932	$35,434	$33,472

At September 30, 2014, there was $84.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.14 years.

At December 31, 2013, there was $89.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.32 years.

NOTE 10 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2014 and September 30, 2013:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	(182)	(2,712)	(2,894)
Amounts reclassified from accumulated other comprehensive income/loss	(10)	(699)	(709)
Net current-period other comprehensive income/loss, net of taxes	(192)	(3,411)	(3,603)
Balance at September 30, 2014	$(198)	$(2,015)	$(2,213)

Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	221	3,531	3,752
Amounts reclassified from accumulated other comprehensive income/loss	(5)	(4,718)	(4,723)
Net current-period other comprehensive income/loss, net of taxes	216	(1,187)	(971)
Balance at September 30, 2013	$68	$1,755	$1,823

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gain on Derivatives	$699	Cost of revenues and Operating expenses
	38	Cost of revenues
	535	Research and development
	62	Sales and marketing
	64	General and administrative
	699
Unrealized gains (losses) on Available-for-Sale Securities	10	Other income, net

Total reclassifications for the period	$709	Total

NOTE 11 — INCOME TAXES:

As of September 30, 2014 and December 31, 2013, the Company had unrecognized tax benefits of $22.6 million and $23.6 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits, or tax contingencies, and record the expense in the provision for income taxes. As of September 30, 2014 and December 31, 2013, the amount of accrued interest and penalties totaled $0.8 million and $0.6 million, respectively. As of September 30, 2014, calendar years 2010 through 2013 were open and subject to potential examination in one or more jurisdictions. The income tax returns for 2009 to 2012 tax years for Mellanox Technologies Ltd. are currently under examination by the Israeli Tax Authority and the income tax returns for 2010 to 2012 tax years for Mellanox Technologies TLV Ltd. are currently under examination by the Israeli Tax Authority The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $2.5 million and $5.2 million in the nine months ended September 30, 2014 and September 30, 2013 respectively, increasing diluted earnings per share by approximately $0.06 and $0.12 in the nine months ended September 30, 2014 and September 30, 2013 respectively.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 157.9% and 2.9% for the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rates were (22.5)% and (34.6)% for the three and nine months ended September 30, 2013, respectively. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2014 and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates as well as the release of unrecognized tax benefits due to a lapse in the applicable statute of limitations.

At September 30, 2014, the Company recorded a deferred tax asset of $15.1 million reflecting mainly the benefit from loss carryforwards. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. The Company believes, based on the quarterly assessment performed at September 30, 2014, that it is possible that a valuation allowance may be required in the future if income by jurisdiction is less than what is currently projected. If so, this would have an adverse impact on the Company’s operating results.

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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2014 and results of operations for the three and nine months ended September 30, 2014 and September 30, 2013 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of InfiniBand and Ethernet, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

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

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories that form an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, enterprise data center (“EDC”), and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or “SDR”), 20Gb/s (Double Data Rate or “DDR”), 40Gb/s (Quad Data Rate or “QDR”) and 56Gb/s (Fourteen Data Rate or “FDR”) InfiniBand. Our switch systems range in port density from 8, 12, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the four largest server vendors, HP, IBM, Dell and Oracle, which collectively shipped the majority of servers in 2013, according to industry research firm Gartner. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, EMC, Fujitsu, Hewlett Packard, IBM, NetApp, Nimbus Data, Oracle, Teradata, Toshiba and Seagate/Xyratex. Additionally, our products are used as embedded solutions by companies such as Fujitsu, GE Fanuc, Mercury, and Toshiba Medical.

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

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues were $322.0 million for the nine months ended September 30, 2014, compared to $285.3 million for the nine months ended September 30, 2013, representing an increase of approximately 13%. Our revenues for the nine months ended September 30, 2014 are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC and storage markets, however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 62% and 69% of our total revenues for the nine months ended September 30, 2014 and September 30, 2013, respectively. Sales to customers representing 10% or more of revenues accounted for 33% and 32% of our total revenues for the nine months ended September 30, 2014 and September 30, 2013, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to third party sales representatives, advertising, trade shows and promotions, travel, amortization of intangibles, and allocable facilities related and administrative expenses. We expect these expenses will increase in future periods based on an increase in sales and marketing personnel and increased marketing activities.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, professional service expenses for accounting, corporate legal fees and allocable facilities related expenses. We expect these expenses will increase in future periods based on an increase in personnel and professional services required to support our business activities.

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

At September 30, 2014, we have recorded a deferred tax asset of $15.1 million reflecting mainly the benefit from loss carryforwards. We assess our ability to recover the deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including recent cumulative losses, our ability to carry-back losses against prior taxable income and our projected financial results. We also consider the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. We believe, based on the quarterly assessment performed at September 30, 2014, that it is possible that a valuation allowance may be required in the future if income by jurisdiction is less than what is currently projected. If so, this would have an adverse impact on our operating results.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	100%	100%	100%	100%
Cost of revenues	33	35	33	34
Gross profit	67	65	67	66
Operating expenses:
Research and development	45	43	47	42
Sales and marketing	16	18	18	18
General and administrative	7	9	8	10
Total operating expenses	68	70	73	70
Loss from operations	(1)	(5)	(6)	(4)
Other income, net	0	0	0	0
Provision for taxes on income	1	(1)	(0)	(1)
Net income (loss)	0%	(6)%	(6)%	(5)%

Comparison of the Three Months Ended September 30, 2014 to the Three Months Ended September 30, 2013

The following table represents our total revenues for the three months ended September 30, 2014 and September 30, 2013 by product category, interconnect protocol and data rate.

	Three Months Ended September 30,
Product category:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
ICs	$18,803	15.6%	$16,199	15.6%
Boards	42,491	35.2%	30,820	29.6%
Switch and gateway systems	36,623	30.3%	36,031	34.6%
Cables, accessories and other	22,791	18.9%	21,017	20.2%
Total revenue	$120,708	100.0%	$104,067	100.0%

	Three Months Ended September 30,
Interconnect protocol and data rate:	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$73,394	60.8%	$50,139	48.2%
QDR	14,698	12.2%	18,568	17.8%
DDR/SDR	4,490	3.7%	7,765	7.5%
Total	92,582	76.7%	76,472	73.5%
Ethernet	19,660	16.3%	15,146	14.6%
Other	8,466	7.0%	12,449	11.9%
Total revenue	$120,708	100.0%	$104,067	100.0%

Revenues. Revenues were $120.7 million for the three months ended September 30, 2014 compared to $104.1 million for the three months ended September 30, 2013, representing an increase of 16.0%. The year-over-year revenue increase was primarily due to higher revenue from sales of InfiniBand products into the HPC market, which benefitted from the CPU refresh cycle that started this quarter. Revenues from Infiniband FDR products increased as customers continued transitioning from QDR and lower data rate to the latest generation products. The increase in revenues of 10Gb/s and 40Gb/s Ethernet products was primarily due to sales into Web 2.0 and Cloud markets. Revenues for the three months ended September 30, 2014 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $81.2 million for the three months ended September 30, 2014 compared to $67.2 million for the three months ended September 30, 2013, representing an increase of 20.8%. As a percentage of revenues, gross margin increased to 67.2% in the three months ended September 30, 2014 from 64.6% in the three months ended September 30, 2013. The gross margin percentage increase was mainly due to changes in product mix. Specifically, the portion of revenues attributed to boards increased and was offset by a decline in the portion of revenues derived from switch and cable product categories. We garnish higher gross margins on our board products as compared to switches and cables. In addition, gross margin improvement was attributable to lower amortization expense of intangible assets from the acquisition of Voltaire Ltd. Gross profit and margin for the three months ended September 30, 2014 are not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$27,005	22.4%	$21,880	21.0%
Share-based compensation	6,755	5.6%	6,898	6.6%
Development and tape-out costs	8,482	7.0%	5,015	4.9%
Other research and development costs	11,978	9.9%	10,814	10.4%
Total research and development	$54,220	44.9%	$44,607	42.9%

Research and development expenses were $54.2 million in the three months ended September 30, 2014 compared to $44.6 million in the three months ended September 30, 2013, representing an increase of 21.6%. The increase in salaries and benefits was attributable to headcount additions. The increase in development and tape-out costs was attributable to higher tape-out costs and equipment expense. The increase in other research and development costs was primarily attributable to higher amortization expense of acquired intangible assets, as well as increased professional services and facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$10,520	8.7%	$10,283	9.9%
Share-based compensation	2,472	2.0%	2,407	2.3%
Trade shows and promotions	2,385	2.0%	2,359	2.3%
Other sales and marketing costs	3,487	2.9%	3,155	3.0%
Total sales and marketing	$18,864	15.6%	$18,204	17.5%

Sales and marketing expenses were $18.9 million for the three months ended September 30, 2014 compared to $18.2 million for the three months ended September 30, 2013, representing an increase of 3.6%. The increase in salaries and benefits was attributable to headcount additions. The increase in trade show and promotion costs was primarily due to higher travel expenses. The increase in other sales and marketing costs was primarily attributable to higher professional services and increase in amortization expenses of acquired intangible assets.

For a discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$2,925	2.4%	$3,109	3.0%
Share-based compensation	2,088	1.7%	2,167	2.1%
Professional services	2,881	2.4%	3,344	4.0%
Other general and administrative costs	1,290	1.1%	1,054	0.2%
Total general and administrative	$9,184	7.6%	$9,674	9.3%

General and administrative expenses were $9.2 million for the three months ended September 30, 2014 compared to $9.7 million for the three months ended September 30, 2013, representing a decrease of 5.1%. The decrease in salaries and benefits was attributable to lower contract labor expenses. The decrease in professional services costs was primarily due to lower acquisitions related expenses as well as lower expenses associated with legal proceedings. The increase in other general and administrative costs was due to higher depreciation and amortization expenses, as well as increased facilities and maintenance expenses.

For a discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,
	2014	2013
	(In thousands)
Cost of goods sold	$532	$461
Research and development	6,756	6,898
Sales and marketing	2,473	2,407
General and administrative	2,088	2,166
Total share-based compensation expense	$11,849	$11,932

Share-based compensation expenses were $11.8 million for the three months ended September 30, 2014 compared to $11.9 million for the three months ended September 30, 2013, representing a decrease of 0.7%. The decrease in share-based compensation was attributable to lower expense associated with employee share purchase plan, partially offset by increases in share-based compensation attributable to RSUs granted to existing employees in the first quarter of fiscal 2014 and RSU grants to new hires during fiscal year 2014.

At September 30, 2014, there were $84.6 million of unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.14 years.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $0.4 million and $0.5 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

Provision for Taxes on Income. Benefit for taxes on income was $1.2 million for the three months ended September 30, 2014, compared to a provision for taxes on income of $1.1 million for the three months ended September 30, 2013. The effective tax rate was approximately 157.9% and (22.5)% for the three months ended September 30, 2014 and September 30, 2013, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

We have recorded a deferred tax asset of $15.1 million reflecting mainly the benefit from loss carryforwards. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. We assess the realizability of our deferred tax assets on a quarterly basis.

Comparison of the Nine Months Ended September 30, 2014 to the Nine Months Ended September 30, 2013

The following table represents our total revenues for the nine months ended September 30, 2014 and September 30, 2013 by product category, interconnect protocol and data rate.

	Nine Months Ended September 30,
Product category:	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
ICs	$46,119	14.3%	$40,856	14.3%
Boards	103,262	32.1%	84,620	29.7%
Switch systems and gateways	103,462	32.1%	110,639	38.8%
Cables, accessories and other	69,144	21.5%	49,200	17.2%
Total revenue	$321,987	100.0%	$285,315	100.0%

	Nine Months Ended September 30,
Interconnect protocol and data rate:	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$176,400	54.8%	$142,724	50.0%
QDR	44,284	13.7%	68,465	24.0%
DDR/SDR	11,611	3.6%	17,018	6.0%
Total	232,295	72.1%	228,207	80.0%
Ethernet	57,867	18.0%	36,928	12.9%
Other	31,825	9.9%	20,180	7.1%
Total revenue	$321,987	100.0%	$285,315	100.0%

Revenues. Revenues were $322.0 million for the nine months ended September 30, 2014 compared to $285.3 million for the nine months ended September 30, 2013, representing an increase of 12.9 The year-over-year increase in revenues was primarily due to increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and Cloud markets. The increase in Other product revenues was primarily due to higher cable, service and component sales. In addition, during the nine month period ended September 30, 2014, customers continued their transition from QDR and lower data rate generations to the latest FDR products. Revenue for the nine months ended September 30, 2014 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $214.2 million for the nine months ended September 30, 2014 compared to $187.3 million for the nine months ended September 30, 2013, representing an increase of 14.3%. As a percentage of revenues, gross margin increased to 66.5% in the nine months ended September 30, 2014 from 65.7% in the nine months ended September 30, 2013. The gross margin percentage increase was mainly due to changes in product mix. Specifically, the portion of revenues attributed to boards increased and was partially offset by an increase in the portion of revenues derived from cable products. We garnish higher gross margins on our board products as compared to switches and cables. In addition, gross margin improvement was attributable to lower amortization expense of intangible assets from the acquisition of Voltaire Ltd. and lower warranty expenses associated with our cable products. Gross profit and margin for the nine months ended September 30, 2014 are not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$76,229	23.6%	$59,507	20.9%
Share-based compensation	20,187	6.3%	19,148	6.7%
Development and tape-out costs	19,564	6.1%	13,364	4.6%
Other research and development costs	36,083	11.2%	29,479	10.3%
Total research and development	$152,063	47.2%	$121,498	42.5%

Research and development expenses were $152.1 million in the nine months ended September 30, 2014 compared to $121.5 million in the nine months ended September 30, 2013, representing an increase of 25.2%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2014 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. Development and tape-out costs were higher primarily due to increased tape-out costs, higher equipment expenses and software costs. The increase in other research and development costs was primarily attributable to higher professional services expenses, higher amortization expenses of acquired intangibles, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$32,089	10.0%	$28,667	10.0%
Share-based compensation	7,385	2.3%	6,873	2.4%
Trade shows and promotions	7,097	2.2%	7,079	2.5%
Other sales and marketing costs	10,294	3.2%	8,770	3.1%
Total sales and marketing	$56,865	17.7%	$51,389	18.0%

Sales and marketing expenses were $56.9 million for the nine months ended September 30, 2014 compared to $51.4 million for the nine months ended September 30, 2013, representing an increase of 10.7%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2014 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses of acquired intangible assets, as well an increase in facilities and maintenance costs.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$8,965	2.8%	$7,997	2.8%
Share-based compensation	6,276	1.9%	6,092	2.1%
Professional services	9,082	2.8%	10,515	4.0%
Other general and administrative costs	2,538	0.8%	2,589	0.6%
Total general and administrative	$26,861	8.3%	$27,193	9.5%

General and administrative expenses were $26.9 million for the nine months ended September 30, 2014 compared to $27.2 million for the nine months ended September 30, 2013, representing a decrease of 1.2%. The increase in salaries and benefits was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions. The increase in share-based compensation was attributable to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2014 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions. The decrease in professional services costs was primarily due to lower acquisitions related expenses as well as lower expenses associated with legal proceedings.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Nine months ended September 30,
	2014	2013
	(In thousands)
Cost of goods sold	$1,586	$1,359
Research and development	20,187	19,148
Sales and marketing	7,385	6,873
General and administrative	6,276	6,092
Total share-based compensation expense	$35,434	$33,472

Share-based compensation expenses were $35.4 million for the nine months ended September 30, 2014 compared to $33.5 million for the nine months ended September 30, 2013, representing an increase of 5.9%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2014, RSU grants to new hires during fiscal year 2014 and assumed RSUs and stock options from the Kotura and IPtronics acquisitions.

Other Income, Net. Other income, net consists of interest earned on cash and cash equivalents, short-term investments and foreign currency exchange gains and losses. Other income, net was $1.0 million and $0.9 million for nine months ended September 30, 2014 and September 30, 2013, respectively.

Provision for Taxes on Income. Benefit for taxes on income was $0.6 million for the nine months ended September 30, 2014, compared to a provision for taxes on income of $4.1 million for the three months ended September 30, 2013. The effective tax rate was approximately 2.9% and (34.6)% for the nine months ended September 30, 2014 and September 30, 2013, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from losses generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, and interest and penalties associated with unrecognized tax positions, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of September 30, 2014, our principal source of liquidity consisted of cash and cash equivalents of $54.9 million and short-term investments of $295.8 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions.

Our cash position, short-term investments, restricted cash and working capital at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cash and cash equivalents	$54,852	$63,164
Short-term investments	295,795	263,528
Restricted cash, short-term	3,604	—
Restricted cash, long-term	13	3,514
Total	$354,264	$330,206

Working capital	$380,268	$352,493

Our ratio of current assets to current liabilities was 4.4:1 at September 30, 2014 compared to 4.6:1 at December 31, 2013.

Operating activities

Net cash provided by our operating activities amounted to $35.0 million and $21.3 million in the nine months ended September 30, 2014 and September 30, 2013, respectively. Net cash provided by operating activities in the nine months ended September 30, 2014 was primarily attributable to net loss of $20.0 million adjusted by net non-cash items of $63.8 million and partially offset by changes in assets and liabilities of $8.7 million. Non-cash expenses consisted primarily of $35.1 million of share-based compensation, net of excess tax benefits and, $29.0 million for depreciation and amortization partially offset by deferred income taxes of $0.2 million and gains on investments of $0.1 million. The $8.7 million cash outflow from changes in assets and liabilities resulted from an increase in prepaid expenses and other assets of $10.0 million primarily due to the timing of VAT receivables, an increase in inventories of $4.2 million and increase in accounts receivable of $1.5 million partially offset by an increase in accounts payable of $6.7 million and an increase in other accrued liabilities of $0.4 million.

Net cash provided by operating activities in the nine months ended September 30, 2013 was primarily attributable to net loss of $15.9 million adjusted by net non-cash items of $53.0 million partially offset by changes in assets and liabilities of $15.8 million. Non-cash expenses consisted primarily of $30.7 million of share-based compensation, net of the excess tax benefits, and $25.4 million for depreciation and amortization, partially offset by deferred income taxes of $2.4 million. The $15.8 million cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $12.1 million, a decrease of $8.4 million in accrued liabilities primarily due to the payment of accrued bonuses for fiscal year 2012, and a decrease in accounts payable of $8.9 million primarily due to payments to contract manufacturers for inventory purchased in fiscal 2012, partially offset by a decrease in inventories of $12.9 million as we continued to fulfill customer orders from existing inventories and a decrease in prepaid expenses and other assets of $0.7 million.

Investing activities

Net cash used in investing activities was $58.0 million in the nine months ended September 30, 2014. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $32.4 million, purchases of property and equipment of $21.2 million and equity investments in private companies of $3.7 million.

Net cash used in investing activities was $115.9 million in the nine months ended September 30, 2013. Cash used in investing activities was primarily attributable to the acquisitions of Kotura and IPtronics in the amount of $123.5 million, purchases of property and equipment of $24.1 million, purchases of intangible assets of $6.4 million, an increase in restricted cash deposits by $3.9 million and an equity investment in private companies of $3.1 million partially offset by net sales and maturities of short-term investments of $45.8 million.

Financing activities

Our financing activities generated $14.6 million in the nine months ended September 30, 2014. Cash provided by financing activities was primarily due to proceeds of $15.3 million from share option exercises and purchases pursuant to our employee share purchase plan and an excess tax benefit from share-based compensation of $0.3 million, partially offset by principal payments on capital lease obligations of $1.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2014, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$1,869	$1,104	$765	$—	$—
Non-cancelable operating lease commitments	50,142	16,828	18,896	8,734	5,684
Purchase commitments	61,112	60,797	315	—	—
Total	$113,123	$78,729	$19,976	$8,734	$5,684

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

Foreign Currency Exchange Risk

We derive all of our revenues in U.S. dollars (“USD”). The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and our Israeli facility expenses are denominated in new Israeli shekels (“NIS”). This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.6 million at September 30, 2014. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2014, approximately $12.8 million of our monthly operating expenses were denominated in NIS. As of September 30, 2014, we had derivative contracts in place that hedged future operating expenses of approximately 183.3 million NIS, or approximately $49.6 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weaknesses in our internal control over financial reporting described below.

On August 11, 2014, we filed a current report on Form 8-K, item 8.01 in which we disclosed that our CEO and CFO concluded our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014 and June 30, 2014 and our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of a material weakness related to monitoring described below. Subsequent to August 11, 2014, we identified the additional material weaknesses described below, and concluded that such additional material weaknesses also existed as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. As a result, our CEO and CFO have concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2013, March 31, 2014, June 30, 2014 or September 30, 2014 and our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013. We will be amending Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of our Form 10-K for the year ended December 31, 2013 to disclose these material weaknesses and management’s conclusion that, as a result of these material weaknesses in internal control over financial reporting, our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013.

Notwithstanding the material weaknesses described below, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, as previously filed with the SEC, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2014. Management also determined that these material weaknesses existed as of December 31, 2013, March 31, 2014 and June 30, 2014:

•      Control Environment - We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. As a result this contributed to the following material weaknesses in risk assessment and monitoring.

•      Risk Assessment - We did not appropriately design controls in response to the risk of misstatement. This material weakness contributed to the following control deficiencies, which are considered material weaknesses:

•      We did not design, document and maintain effective controls over our period-end financial reporting processes, including controls over the preparation, analysis and review of certain significant account reconciliations required to assess the appropriateness of account balances at period-end; and controls over the preparation and review of the consolidated interim and annual financial statements, including effective controls related to identifying and accumulating all required supporting information to determine the completeness and accuracy of the consolidated financial statements and disclosures.

•      We did not design, document and maintain effective controls with respect to the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the processing of customer transactions.  Specifically, we had insufficient controls related to the review of the accuracy of customer order entry and pricing.

•      We did not design, document and maintain effective controls with respect to the accounting for inventory and related cost of sales accounts. Specifically, our controls over perpetual inventory records, which include our cycle count and annual physical inventory programs, were not appropriately designed or executed to ensure existence, completeness and accuracy of physical inventory quantities. In addition, we did not appropriately design controls related to the validation of assumptions used in the calculation of the provision for excess and obsolete inventory, as well as the completeness and accuracy of the underlying data used in the calculation.

•      Monitoring - We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain control activities, including certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, period-end financial reporting, goodwill and intangible assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of certain control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in adjustments to accrued liabilities, cost of revenues, and operating expenses and revisions to our consolidated financial statements for fiscal years 2013, 2012 and 2011, and interim periods in 2014 and 2013. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Status of Remediation Efforts

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and to remedy the identified material weaknesses. The following actions have been taken:

•      Expanded and strengthened our internal audit organization, which reports directly to our audit committee, by hiring an Internal Audit Director as well as increasing the number of external consultants engaged by our internal audit organization;

•      Commenced a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities;

•      Instituted additional training programs for our world-wide finance and accounting personnel; and

•      Strengthened procedures and set guidelines for documentation of review controls throughout our domestic and international locations for consistency of application.

We believe that the foregoing actions will support the improvement of our internal control over financial reporting, and through our efforts to identify, design and implement the necessary control activities, will be effective in remediating the material weaknesses described above. We will continue to devote significant time and attention to these remediation efforts.  However, we do not expect that these efforts will be completed by December 31, 2014. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or determine to modify the remediation plan described above. Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully completed, the material weaknesses described above will continue to exist.

Changes in Internal Control over Financial Reporting

As discussed above, there have been changes in our internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, except for the following:

Risks Related to Our Business

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which could in turn cause the trading price of our common stock to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended. Under the supervision and with the participation of our management, including the chief executive officer (“CEO”) (principal executive officer) and the chief financial officer (“CFO”) (principal financial officer), we carried out an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014. Our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the material weaknesses in our internal control over financial reporting described below.

On August 11, 2014, we filed a current report on Form 8-K, item 8.01 in which we disclosed that our CEO and CFO concluded our disclosure controls and procedures were not effective as of December 31, 2013, March 31, 2014 and June 30, 2014 and our management concluded that our internal control over financial reporting was not effective as of December 31, 2013 because of a material weakness related to monitoring described below. Subsequent to August 11, 2014, we identified the additional material weaknesses described below, and concluded that such additional material weaknesses also existed as of December 31, 2013, March 31, 2014, June 30, 2014 and September 30, 2014. As a result, our CEO and CFO have concluded that we did not maintain effective disclosure controls and procedures as of December 31, 2013, March 31, 2014, June 30, 2014 or September 30, 2014 and our management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013. We will be amending Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A of our Form 10-K for the year ended December 31, 2013 to disclose these material weaknesses and management’s conclusion that, as a result of these material weaknesses in internal control over financial reporting, our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2013.

Notwithstanding the material weaknesses described below, our management has concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 and our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014, as previously filed with the SEC, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented and that they may still be relied upon.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of September 30, 2014. Management also determined that these material weaknesses existed as of December 31, 2013, March 31, 2014 and June 30, 2014:

•                  Control Environment - We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. As a result this contributed to the following material weaknesses in risk assessment and monitoring.

•                  Risk Assessment - We did not appropriately design controls in response to the risk of misstatement. This material weakness contributed to the following control deficiencies, which are considered material weaknesses:

•                  We did not design, document and maintain effective controls over our period-end financial reporting processes, including controls over the preparation, analysis and review of certain significant account reconciliations required to assess the appropriateness of account balances at period-end; and controls over the preparation and review of the consolidated interim and annual financial statements, including effective controls related to identifying and accumulating all required supporting information to determine the completeness and accuracy of the consolidated financial statements and disclosures.

•                  We did not design, document and maintain effective controls with respect to the accounting for revenue and related accounts receivable, including maintaining effective controls to prevent or detect errors in the processing of customer transactions. Specifically, we had insufficient controls related to the review of the accuracy of customer order entry and pricing.

•                  We did not design, document and maintain effective controls with respect to the accounting for inventory and related cost of sales accounts. Specifically, our controls over perpetual inventory records, which include our cycle count and annual physical inventory programs, were not appropriately designed or executed to ensure existence, completeness and accuracy of physical inventory quantities. In addition, we did not appropriately design controls related to the validation of assumptions used in the calculation of the provision for excess and obsolete inventory, as well as the completeness and accuracy of the underlying data used in the calculation.

•                  Monitoring - We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain control activities, including certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, period-end financial reporting, goodwill and intangible assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of certain control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in adjustments to accrued liabilities, cost of revenues, and operating expenses and revisions to our consolidated financial statements for fiscal years 2013, 2012 and 2011, and interim periods in 2014 and 2013. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and to remedy the identified material weaknesses. These remediation measures will cause us to incur additional accounting expense and expend management time on compliance-related issues. We cannot predict the outcome of our assessment and that of our independent registered public accounting firm in future periods. If we do not successfully remediate these material weaknesses and conclude in future periods that our internal controls over financial reporting are effective, we may fail to meet our future reporting obligations on a timely basis, our financial statements may contain material misstatements, our operating results may be negatively impacted, and we may be subject to litigation and regulatory actions, causing investor perceptions to be adversely affected and potentially resulting in a decline in the market price of our common stock.

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2014, sales to HP, IBM and Dell accounted for 15%, 11% and 11%, respectively, of our total revenues, while sales to our top ten customers accounted for 66% of our revenues. For the three months ended September 30, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 12%, respectively, of our total revenues, while sales to our top ten customers accounted for 68% of our revenues. For the year ended December 31, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 67% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

We derived 49% and 48% of our revenues in the three months ended September 30, 2014 and September 30, 2013, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

As of September 30, 2014, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Migdal Insurance and Financial Holdings, T. Rowe Price Associates, Inc. and Scopia Capital management, LLC beneficially owned an aggregate of approximately 35% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 41% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended September 30, 2014, our shares traded as low as $33.33 and as high as $45.15 per share. During the last 52 weeks our shares traded as low as $30.58 per share and as high as $46.04 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

Date: November 12, 2014	Mellanox Technologies, Ltd.

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