Form 10-K/A
period 2013-12-31
Mellanox Technologies, Ltd.
filed 2015-01-29
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☒

The aggregate market value of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion (based on the closing sales price of the registrant’s ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of February 20, 2014, was 44,317,238.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2013.

MELLANOX TECHNOLOGIES, LTD.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (this “Amended Filing”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Original Filing”) to: (i) reissue the Report of the Independent Registered Public Accounting Firm to change the firm’s opinion regarding the effectiveness of the Registrant’s internal control over financial reporting as of December 31, 2013; (ii) restate management’s conclusions regarding the effectiveness of disclosure controls and procedures and internal control over financial reporting as of December 31, 2013; (iii) add discussion of the risks associated with material weaknesses in internal control over financial reporting as of December 31, 2013; (iv) revise the consolidated financial statements to correct certain immaterial errors in the accounting for business combinations, net revenue, accounts receivable, accrued liabilities, cost of revenues, and operating expenses in fiscal years 2011, 2012 and 2013; and (v) revise the Selected Financial Data for 2010, 2011, 2012, and 2013 for the immaterial errors. Accordingly, the Registrant hereby amends and replaces in their entirety Items 1A, 6, 7, 8, 9A, and 15 in the Original Filing.

Management has concluded that its disclosure controls and procedures and internal controls over financial reporting were not effective and corrected immaterial errors in the consolidated financial statements. See Item 9A., “Controls and Procedures,” for discussion of management’s disclosure controls and procedures, management's restated, annual report on internal control over financial reporting, status of remediation efforts, and changes in internal control over financial reporting.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing new currently dated certifications. In addition, the Registrant is filing a new consent of PricewaterhouseCoopers LLP. Accordingly, the Registrant hereby amends Item 15 in the Original Filing to reflect the filing of the new certifications and consent.

Except as described above, this Amended Filing does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing date of the Original Filing. As such, this Amended Filing speaks only as of the date the Original Filing was filed, and the Registrant has not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amended Filing should be read in conjunction with the Registrant’s filings made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including any amendment to those filings.

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

•               our ability to carefully manage the use of “open source” software in our products; and

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

When used in this report, “Mellanox,” the “Company,” “we,” “our” or “us” refers to Mellanox Technologies, Ltd. and its consolidated subsidiaries unless the context requires otherwise.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control—Integrated Framework “ (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2013.

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

•                  We did not design, document and maintain effective controls with respect to the accounting for inventory and related cost of sales accounts. Specifically, our controls over perpetual inventory records, which include our cycle count and annual physical inventory programs, were not appropriately designed or executed to validate the existence, completeness and accuracy of physical inventory quantities. In addition, we did not appropriately design controls related to the validation of assumptions used in the calculation of the provision for excess and obsolete inventory, as well as the completeness and accuracy of the underlying data used in the calculation.

•                  We did not design, document and maintain effective controls over access to the Company’s financial applications and data. Specifically, access review controls were not effectively designed to validate that access to certain financial applications and data were adequately restricted, which impacted controls that were dependent on the effective operation of restricted access.

•                  Monitoring - We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of the control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in adjustments to the accounting for business combinations, net revenue, accounts receivable, accrued liabilities, cost of revenues, and operating expenses and revisions to our consolidated financial statements for fiscal years 2013, 2012 and 2011, and interim periods in 2014, 2013 and 2012. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

If we fail to maintain an effective system of internal controls, we may not be able to report accurately our financial results or prevent material fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our ordinary shares.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent material fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur significant expenses and to devote significant management resources to Section 404 compliance. In the event that our chief executive officer (“CEO”), chief financial officer (“CFO”) or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

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

We may pursue acquisitions of other companies or new or complementary products, technologies and businesses in the future. Acquisitions create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include the effects of possible disruption to the continued expansion of our product lines, potential changes in our customer base and changes to the total available market for our products, reduced demand for our products, the impact of any such acquisition on our financial results, negative customer reaction to any such acquisition and our ability to successfully integrate an acquired company’s operations with our operations.

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

In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a “single point of failure.” Specifically, as we move to smaller geometries, we have become increasingly reliant on IC manufacturers. The lack of diversity of suppliers could also drive increased prices and adversely affect our results of operations, including our product gross margins

We currently do not have long-term supply contracts with any of our third-party subcontractors. Therefore, they are not obligated to perform services or supply products to us for any specific period, in any specific quantities or at any specific price, except as may be provided in a particular purchase order. None of our third-party subcontractors has provided contractual assurances to us that adequate capacity will be available to us to meet future demand for our products. Our subcontractors may allocate capacity to the production of other companies’ products while reducing deliveries to us on short notice. Other customers that are larger and better financed than we are or that have long-term agreements with these subcontractors may cause these subcontractors to reallocate capacity to those customers, thereby decreasing the capacity available to us.

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

Some portion of our software may be derived from “open source” software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.

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

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notices from competitors and other third parties that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party’s proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. Additionally, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.

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

We prepare our financial statements to conform to generally accepted accounting principles, (“GAAP”), in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, (“FASB”), the American Institute of Certified Public Accountants, (“AICPA”), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, this could limit the pool of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC “conflict free” products or supplies in sufficient quantities for our operations. Also, because our supply chain is complex, we may face reputational challenges with our customers, shareholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.

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

In addition, it may be difficult for a shareholder to enforce civil liabilities under U.S. securities law claims in original actions instituted in Israel. Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim. Furthermore, an Israeli District Court held that U.S. law is applicable to a claim for misrepresentation in periodic reports made against a public company whose shares are traded both in the United States and on the Tel Aviv Stock Exchange (the “TASE”). If U.S. law is found to be applicable, the content of applicable U.S. law must be proved in an Israeli court as a fact, which can be a time-consuming and costly process. Certain matters of procedure will also be governed by Israeli law. There is little binding case law in Israel addressing the matters described above, which are pending decision of the Israeli Supreme Court. On August 29, 2013 we delisted our ordinary shares from the TASE.

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

Although all of our revenues and a majority of our expenses are denominated in U.S. dollars, a significant portion of our research and development expenses and our Israeli facility expenses are incurred in new Israeli shekels (“NIS”). As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our research and development operations in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.

The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.

Some of our operations in Israel have been granted “Approved Enterprise” and “Beneficiary Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current “Approved Enterprise” and “Beneficiary Enterprise” program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

If we elect to distribute dividends out of income derived from “Approved Enterprise” operations during the tax exemption period, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status . This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12 year limitation does not apply to foreign investment companies. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.

The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.

We have received grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor, (the “OCS”), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account the consideration for such know-how paid to us in the transaction in which the technology is transferred. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to notify, or to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits.

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

Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder’s residence exempts the shareholder from Israeli tax. Please see “Risk Factors — Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares.” for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.

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

PART II

ITEM 6 — SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K/A. We derived the consolidated balance sheet data as of December 31, 2009, 2010 and 2011 and our consolidated statements of operations data for the years ended December 31, 2009 and 2010, from our audited consolidated financial statements not included in this report as adjusted for the revisions described below. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2013, as well the consolidated balance sheet data as of December 31, 2012 and 2013, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

We revised previously issued financial statements to correct certain immaterial errors in the accounting for liabilities for charitable contributions, warranty, distributor price adjustment claims, and certain purchase orders and the accounting for acquisitions in fiscal years 2011, 2012 and 2013. None of the errors were considered material to the periods impacted, as disclosed in Note 1- The Company and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Amendment No. 1 to our Annual Report on Form 10-K/A.

	Year Ended December 31,
	2013 (1)	2012	2011 (2)	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$390,436	$500,275	$259,251	$154,640	$116,044
Cost of revenues	134,282	157,736	91,988	40,526	28,669
Gross profits	256,154	342,539	167,263	114,114	87,375
Operating expenses:
Research and development	169,382	138,310	92,283	56,556	42,241
Sales and marketing	70,544	60,894	40,294	22,028	17,034
General and administrative	37,046	24,456	21,736	11,708	9,353
Total operating expenses	276,972	223,660	154,313	90,292	68,628
Income (loss) from operations	(20,818)	118,879	12,950	23,822	18,747
Other income (loss), net	1,228	1,259	759	(135)	518
Income (loss) before taxes on income	(19,590)	120,138	13,709	23,687	19,265
Provision for taxes on income	(3,752)	(8,187)	(3,375)	(9,763)	(6,379)
Net income (loss)	$(23,342)	$111,951	$10,334	$13,924	$12,886
Net income (loss) per share — basic	$(0.54)	$2.71	$0.29	$0.41	$0.40
Net income (loss) per share — diluted	$(0.54)	$2.55	$0.27	$0.39	$0.39
Shares used to compute net income (loss) per share	43,421	41,308	36,263	33,591	32,099
Shares used to compute diluted net income (loss) per share	43,421	43,901	38,562	35,483	33,400

	December 31,
	2013 (1)	2012	2011 (2)	2010	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$63,164	$117,054	$181,258	$107,994	$43,640
Short-term investments	263,528	302,593	52,373	141,959	166,357
Working capital	352,161	433,404	252,274	266,009	231,226
Long-term assets	356,603	230,720	211,404	26,352	20,053
Total assets	$806,826	$769,330	$530,030	$315,755	$275,386
Short-term liabilities	98,062	105,206	66,352	23,394	24,107
Long-term liabilities	41,953	35,004	20,590	10,287	8,396
Total liabilities	$140,015	$140,210	$86,942	$33,681	$32,503
Total shareholders’ equity	$666,811	$629,120	$443,088	$282,074	$242,883

(1)         On July 1, 2013, we completed our acquisition of a privately held company, IPtronics A/S, and on August 15, 2013, we completed our acquisition of a privately held company, Kotura, Inc. IPtronics’s and Kotura’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning as of their respective acquisition dates.

(2)         On February 7, 2011, we acquired Voltaire Ltd., an Israeli-based public company. Voltaire’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in the our consolidated financial statements beginning February 7, 2011.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled “Risk Factors.”

Overview

General

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories, as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing, (“HPC”), Web 2.0, storage, financial services, enterprise data center, (“EDC”) and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (Single Data Rate or SDR), 20Gb/s (Double Data Rate or DDR), 40Gb/s (Quad Data Rate or QDR) and 56Gb/s (Fourteen Data Rate or FDR) InfiniBand. Our switch systems range in port density from 8, 12, 18, 36, 48 and 64 port top-of-rack switches to director-class switches ranging in size from 108 to 648 ports. Connectivity between the adapters and switches is supported with our short reach copper cables and long reach active optical cables, and our management software provides visibility, monitoring and diagnostics for the system.

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

Our revenues for the year ended December 31, 2013 were $390.4 million, a decrease from $500.3 million in the year ended December 31, 2012. Our revenues increased from $154.6 million for the year ended December 31, 2010 to $259.3 million to $500.3 million for the years ended December 31, 2011 and 2012, respectively. The year-over-year revenue decrease from sales of Infiniband products was primarily due to increased revenues in 2012 related to pent-up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in 2013 were negatively impacted by the weaker demand environment and a build-up of inventory at an OEM customer. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer, (“OEM”), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers’ products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

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

Revenue recognition

We recognize revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. We use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. Our standard arrangement with our customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. We determine whether collectability is probable on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

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

Multiple Element Arrangements Excluding Software

For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations. When we enter into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

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

Distributor Revenue

A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs. We classify the costs of cooperative marketing programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues or an operating expense.

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

Allowance for doubtful accounts

We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.6 million at December 31, 2013 and 2012. Our bad debt expense totaled approximately less than $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Short-term investments

We classify short-term investments as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized gains and losses as a separate component of accumulated other comprehensive income. We charge unrealized losses against net income when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

Goodwill and intangible assets

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a “two step” goodwill impairment test. “Step one” of the goodwill impairment test requires us to estimate the fair value of the reporting units. “Step two” of the test is only performed if a potential impairment exists in “step one” and it involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2013, our assessment of goodwill impairment indicated that goodwill was not impaired.

Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and in-process research and development, (“IPR&D”). We amortize intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, we impair the related IPR&D asset.

Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2013, our assessment of intangibles indicated that intangible assets were not impaired.

Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.

As of December 31, 2013, our assessment indicated that intangible assets were not impaired.

Investments in privately-held companies

As of December 31, 2013, we held $7.5 million investments in privately-held companies. We account for these investments under the cost method, reduced by any impairment write-downs because we do not have the ability to exercise significant influence over the operating and financial policies of these companies. To determine if an investment is recoverable, we monitor the investments and if facts and circumstances indicate the investment may be impaired, conduct an impairment test. The impairment test considers multiple factors including a review of the privately-held company’s revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

Share-based compensation

We account for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of restricted share units (“RSUs”) is based on the closing market price of our ordinary shares on the date of grant. We estimate the fair value of share option awards using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term as well as and the fair value of the underlying ordinary share on the date of grant, among other inputs.

We base our estimate of expected volatility the historical volatility of our shares. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options is approximately 6.25 years.

Share compensation expense is recognized on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from that estimated, adjustments may be required to share-based compensation expense in future periods.

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

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Total revenues	100%	100%	100%
Cost of revenues	(34)	(32)	(35)
Gross profit	66	68	65
Operating expenses:
Research and development	43	27	36
Sales and marketing	18	12	16
General and administrative	10	5	8
Total operating expenses	71	44	60
Income (loss) from operations	(5)	24	5
Other income, net	—	—	—
Provision for taxes on income	(1)	(2)	(1)
Net income (loss)	(6)	22	4

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 and Year Ended December 31, 2012 to the Year Ended December 31, 2011

Revenues.

The following tables represent our total revenues for the years ended December 31, 2013 and 2012 by product type and interconnect protocol:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
ICs	$56,817	14.5	$95,103	19.0
Boards	119,399	30.6	155,670	31.1
Switch systems	145,184	37.2	168,231	33.6
Cables, accessories and other	69,036	17.7	81,271	16.3
Total revenue	$390,436	100.0	$500,275	100.0

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$200,300	51.3	$236,728	47.3
QDR	86,784	22.2	175,650	35.1
DDR/SDR	21,211	5.4	33,457	6.7
Total	308,295	78.9	445,835	89.1
Ethernet	52,908	13.6	42,523	8.5
Other	29,233	7.5	11,917	2.4
Total revenue	$390,436	100.0	$500,275	100.0

Revenues were $390.4 million for the year ended December 31, 2013 compared to $500.3 million for the year ended December 31, 2012, representing a decrease of approximately 22%. The year-over-year revenue decrease from sales of Infiniband products was primarily due to increased revenues in 2012 related to pent-up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in 2013 were negatively impacted by the weaker demand environment and a build-up of inventory at an OEM customer. Revenues in all of our product types declined. The revenues for the higher bandwidth FDR InfiniBand products as a percentage of revenue increased to 51% while the lower bandwidth InfiniBand products revenues declined as the percentage of revenues due to increased adoption of the fastest product generation. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. The increase in revenues from other products category is explained by higher software and services revenues as well as sales by Kotura and IPtronics products from their respective acquisition dates. The 2013 revenues are not necessarily indicative of future results.

The following tables represent our total revenues for the years ended December 31, 2012 and 2011 by product type and interconnect protocol:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
ICs	$95,103	19.0	$46,564	18.0
Boards	155,670	31.1	98,004	37.8
Switch systems	168,231	33.6	76,398	29.5
Cables, accessories and other	81,271	16.3	38,285	14.7
Total revenue	$500,275	100.0	$259,251	100.0

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$236,728	47.3	$13,853	5.3
QDR	175,650	35.1	173,412	66.9
DDR/SDR	33,457	6.7	34,157	13.2
Total	445,835	89.1	221,422	85.4
Ethernet	42,523	8.5	24,252	9.4
Other	11,917	2.4	13,577	5.2
Total revenue	$500,275	100.0	$259,251	100.0

Revenues were $500.3 million for the year ended December 31, 2012 compared to $259.3 million for the year ended December 31, 2011, representing an increase of approximately 93%. Following the introduction of Romley and Sandy Bridge server and storage platforms by Intel Corporation in March 2012, end users had begun to upgrade their systems, placing an increased emphasis on the interconnects and associated performance. The year-over-year growth was primarily due to pent-up demand for our higher bandwidth FDR InfiniBand products in the HPC and Web 2.0 markets. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. Revenues in all of our product types increased with higher growth rates achieved in switch system and cable product families due to increased adoption of our end-to-end solutions.

Gross Profit and Margin.  Gross profit was $256.2 million for the year ended December 31, 2013 compared to $342.5 million for the year ended December 31, 2012, representing a decrease of approximately 25%. As a percentage of revenues, gross margin decreased to 66% in the year ended December 31, 2013 from approximately 68% in the year ended December 31, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in 2013 while the portion of revenues attributable to switch systems, cables and other product types increased. We garnish higher gross margins on sales of ICs and boards than the other product types. In addition, gross profit in 2013 was impacted by higher amortization of acquired intangible assets from the Kotura and IPtronics acquisitions in the amount of $3.4 million and acquisition related charges of $0.9 million. Gross margin for 2013 is not necessarily indicative of future results.

Gross profit was $342.5 million for the year ended December 31, 2012 compared to $167.3 million for the year ended December 31, 2011, representing an increase of approximately 105%. As a percentage of revenues, gross margin increased to 68% in the year ended December 31, 2012 from approximately 65% in the year ended December 31, 2011. The gross margin percentage improvement was across all product categories and due primarily to the increased shipments of our FDR InfiniBand products, which typically yield higher gross margins, compared to our lower data rate products, and was partially offset by an increase in warranty expenses associated with our expansion into new markets.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$84,261	21.6%	$76,194	15.2%	$48,437	18.7%
Share-based compensation	25,956	6.6%	19,356	3.9%	11,906	4.6%
Development and tape-out costs	21,337	5.5%	16,545	3.3%	13,888	5.4%
Other	37,828	9.6%	26,215	5.2%	18,052	6.9%
Total Research and development	$169,382	43.3%	$138,310	27.6%	$92,283	35.6%

Research and development expenses were $169.4 million for the year ended December 31, 2013 compared to $138.3  million for the year ended December 31, 2012, representing an increase of approximately 22%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable due to higher equipment expense, increased non-recurring engineering expenses, higher software expenses, increased outsourcing expenses and higher tape-out costs. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses due to amortization of acquired intangibles, as well as increased facilities and maintenance expenses and acquisition related charges. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

Research and development expenses were $138.3 million for the year ended December 31, 2012 compared to $92.3  million for the year ended December 31, 2011, representing an increase of approximately 50%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to higher product test, qualification and software expenses, partially offset by lower tape-out costs. The increase in other research and development costs was primarily attributable to an increase in facilities and depreciation expenses.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$39,252	10.0%	$31,433	6.3%	$20,884	8.1%
Share-based compensation	9,198	2.4%	8,055	1.6%	4,894	1.9%
Trade shows and promotions	10,456	2.7%	11,111	2.2%	7,309	2.8%
Other	11,638	2.9%	10,295	2.1%	7,207	2.7%
Total Sales and marketing	$70,544	18.0%	$60,894	12.2%	$40,294	15.5%

Sales and marketing expenses were $70.5 million for the year ended December 31, 2013 compared to $60.9 million for the year ended December 31, 2012, representing an increase of approximately 16%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The decrease in trade show and promotion costs was primarily due to lower advertising expenses, lower external sales commission and decreased equipment expenses. The increase in other sales and marketing costs was primarily attributable to higher facilities depreciation, higher amortization expenses of acquired intangible assets and acquisition related charges.

Sales and marketing expenses were $60.9 million for the year ended December 31, 2012 compared to $40.3 million for the year ended December 31, 2011, representing an increase of approximately 51%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher incentive compensation. The increase in trade show and promotion costs was primarily due to higher advertising and travel expenses. The increase in other sales and marketing costs was primarily attributable to higher facilities and maintenance related costs.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$11,617	3.0%	$10,343	2.1%	$7,883	3.0%
Share-based compensation	8,156	2.0%	5,987	1.2%	3,632	1.4%
Professional services	13,964	3.6%	5,232	1.0%	7,433	2.9%
Other	3,309	0.9%	2,894	0.6%	2,788	1.1%
Total General and administrative	$37,046	9.5%	$24,456	4.9%	$21,736	8.4%

General and administrative expenses were $37.0 million for the year ended December 31, 2013 compared to $24.5 million for the year ended December 31, 2012, representing an increase of approximately 51%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The increase in professional services costs was primarily due to $6.2 million of legal, accounting and other consulting fees associated with the acquisitions of Kotura and IPtronics, as well as legal expenses related to the legal proceedings in which we are currently involved.

General and administrative expenses were $24.5 million for the year ended December 31, 2012 compared to $21.7 million for the year ended December 31, 2011, representing an increase of approximately 13%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The decrease in professional services costs was primarily due to $3.6 million of consulting fees associated with the Voltaire acquisition recognized in 2011, partially offset by an increase in legal and consulting expenses.

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

Provision for Taxes on Income.  Our tax expense was $3.8 million for the year ended December 31, 2013 as compared to $8.2 million for the year ended December 31, 2012. Our effective tax rates were (19.2)% and 6.8% for 2013 and 2012, respectively. The difference between the Company’s effective tax rates for the year ended December, 2013 and the 35% federal statutory rate resulted primarily from losses of $17.0 million generated from non-US subsidiaries without tax benefit, along with non-tax-deductible expenses of $1.2 million, and the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in the amount of $2.4 million, partially offset by foreign earnings taxed at rates lower than the federal statutory rates. The Israeli tax holidays resulted in cash tax savings of $6.4 million and 33.2 million in 2013 and 2012, respectively.

Our tax expense was $8.2 million for the year ended December 31, 2012 as compared to $3.4 million for the year ended December 31, 2011. The U.S. federal statutory rate was 35% for 2012 and 34% for 2011. Our effective tax rates were 6.8% and 24.6% for 2012 and 2011, respectively. The difference between our effective tax rate in 2012 and the federal statutory tax rate is primarily due to profits earned in Israel where the tax rate is lower than the U.S. tax rate, partially offset by non-tax-deductible expenses such as share-based compensation expense and the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions. The profits earned in Israel that were subject to tax holiday in the years ended December 31, 2012 and 2011 were $125.6 million and $17.4 million, respectively.

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

Our cash position, short-term investments, restricted cash and working capital at December 31, 2013 and December 31, 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Cash and cash equivalents	$63,164	$117,054
Short-term investments	263,528	302,593
Restricted cash, current	—	3,229
Restricted cash, long-term	3,514	3,388
Total	$330,206	$426,264

Working capital	$352,161	$433,404

Our ratio of current assets to current liabilities decreased to 4.6:1 at December 31, 2013 from 5.1:1 at December 31, 2012.

Operating Activities

Net cash provided by our operating activities amounted to $51.9 million in the year ended December 31, 2013. Net cash provided by operating activities was primarily attributable to net loss of $23.3 million adjusted by net non-cash items of $75.7 million partially offset by changes in assets and liabilities of $0.5 million. Non-cash expenses consisted primarily of $42.5 million of share-based compensation, net of excess tax benefits, and $35.6 million for depreciation and amortization, partially offset by deferred income taxes of $1.2 million and gains on investments of $1.2 million. The $0.5 million cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $9.5 million primarily due to higher sales in the last month of the year and a decrease in accounts payable of $4.4 million primarily due to timing of payments during the year, partially offset by a decrease in inventories of $9.5 million as a result of our effort to reduce inventory levels, an increase of $2.6 million in accrued liabilities and a decrease in prepaid expenses and other assets of $1.4 million.

Net cash provided by our operating activities amounted to $182.5 million in the year ended December 31, 2012. Net cash provided by operating activities was primarily attributable to net income of $112.0 million adjusted by net non-cash items of $49.4 million and changes in assets and liabilities of $21.1 million. Non-cash expenses consisted primarily of $29.9 million for share-based compensation, net of the excess tax benefits, $23.9 million for depreciation and amortization and were partially offset by deferred income taxes of $3.5 million. The $21.1 million cash inflow from changes in assets and liabilities resulted from an increase of $49.0 million in accrued liabilities primarily due to higher profit sharing payroll obligations and an increase in accounts payable of $3.4 million due to the higher volume of purchases during the period, and was partially offset by an increase in inventories of $19.4 million due to higher expected sales volumes, an increase in accounts receivable of $8.6 million and an increase in prepaid expenses and other assets of $3.2 million.

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

Financing Activities

Net cash provided by financing activities was $16.2 million in the year ended December 31, 2013. Cash provided by financing activities was primarily due to proceeds of $14.6 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $2.7 million, and was partially offset by principal payments on capital lease obligations of $1.1 million.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$2,977	$1,388	$1,589	$—	$—
Non-cancelable operating lease commitments	53,351	16,300	19,789	10,835	6,427
Purchase commitments	44,719	43,894	825	—	—
Total	$101,047	$61,582	$22,203	$10,835	$6,427

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

Recent accounting pronouncements

See Note 1, “The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements” of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report, for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations.  Our most significant foreign currency exposure is the new Israeli shekel, (“NIS”). We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2013, we used foreign currency derivative contracts to hedge a portion of operating expenses denominated in NIS.  Our derivative instruments are recorded at fair value in assets or liabilities with gains or losses recorded as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. The ineffective portion of a derivative’s change in fair value is immediately recognized in other income, net. See Note 7, “Derivatives and Hedging Activities,” of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted as a separate section of this report and are incorporated by reference into this Item 8. See Item 15, “Exhibits and Financial Statement Schedules.”

The Company has revised its previously-issued financial statements to correct errors identified primarily related to its accounting for liabilities for charitable contributions, warranty, certain purchase orders, distributor price adjustment claims and the purchase price allocation for its acquisitions of Kotura and IPtronics in fiscal years 2011, 2012 and 2013. None of the errors were considered material to the periods impacted, as disclosed in Note 1, “The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements” of the Notes to the Consolidated Financial Statements, included in Part IV, Item 15 of this report.

Summary Quarterly Data — Unaudited

	Quarter Ended December 31, 2013(*)
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$105,544	$16	$105,560
Cost of revenues	37,096	(471)	36,625
Gross profit	68,448	487	68,935
Operating expenses:
Research and development	47,518	366	47,884
Sales and marketing	19,036	119	19,155
General and administrative	9,786	67	9,853
Total operating expenses	76,340	552	76,892
Income (loss) from operations	(7,892)	(65)	(7,957)
Other income, net	301	—	301
Income (loss) before taxes on income	(7,591)	(65)	(7,656)
Provision for taxes on income	340	—	340
Net income (loss)	$(7,251)	$(65)	$(7,316)
Net income (loss) per share — basic	$(0.17)	—	$(0.17)
Net income (loss) per share — diluted	$(0.17)	—	$(0.17)

	Quarter Ended September, 2013 (*)
	As reported(†)	Adjustments (Δ)	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$104,067	$(437)	$103,630
Cost of revenues	37,027	(281)	36,746
Gross profit	67,040	(156)	66,884
Operating expenses:
Research and development	44,185	422	44,607
Sales and marketing	18,071	133	18,204
General and administrative	9,600	74	9,674
Total operating expenses	71,856	629	72,485
Income (loss) from operations	(4,816)	(785)	(5,601)
Other income, net	482	—	482
Income (loss) before taxes on income	(4,334)	(785)	(5,119)
Provision for taxes on income	(1,080)	—	(1,080)
Net income (loss)	$(5,414)	$(785)	$(6,199)
Net income (loss) per share — basic	$(0.12)	(0.02)	$(0.14)
Net income (loss) per share — diluted	$(0.12)	(0.02)	$(0.14)

	Quarter Ended June 30, 2013
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$98,168	$174	$98,342
Cost of revenues	32,168	6	32,174
Gross profit	66,000	168	66,168
Operating expenses:
Research and development	38,869	(127)	38,742
Sales and marketing	16,797	(26)	16,771
General and administrative	10,047	(13)	10,034
Total operating expenses	65,713	(166)	65,547
Income (loss) from operations	287	334	621
Other income, net	232	—	232
Income (loss) before taxes on income	519	334	853
Provision for taxes on income	(2,258)	—	(2,258)
Net income (loss)	$(1,739)	$334	$(1,405)
Net income (loss) per share — basic	$(0.04)	0.01	$(0.03)
Net income (loss) per share — diluted	$(0.04)	0.01	$(0.03)

	Quarter Ended March 31, 2013
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$83,080	$(176)	$82,904
Cost of revenues	28,948	(211)	28,737
Gross profit	54,132	35	54,167
Operating expenses:
Research and development	38,149	—	38,149
Sales and marketing	16,414	—	16,414
General and administrative	7,485	—	7,485
Total operating expenses	62,048	—	62,048
Income (loss) from operations	(7,916)	35	(7,881)
Other income, net	213	—	213
Income (loss) before taxes on income	(7,703)	35	(7,668)
Provision for taxes on income	(754)	—	(754)
Net income (loss)	$(8,457)	$35	$(8,422)
Net income (loss) per share — basic	$(0.20)	—	$(0.20)
Net income (loss) per share — diluted	$(0.20)	—	$(0.20)

(*) On July 1, 2013, we acquired IPtronics A/S, a privately held company. IPtronics’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning July 1, 2013. On August 15, 2013, we acquired Kotura Inc., a privately held company. Kotura’s results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning August 15, 2013.

(†) As originally reported in Form 10-Q for the quarter ended September 30, 2013.

(Δ) Includes adjustments previously reported in Form 10-Q for the quarter ended September 30, 2014.

	Quarter Ended December 31, 2012
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$122,118	$(110)	$122,008
Cost of revenues	38,973	139	39,112
Gross profit	83,145	(249)	82,896
Operating expenses:
Research and development	36,101	380	36,481
Sales and marketing	16,002	107	16,109
General and administrative	7,136	58	7,194
Total operating expenses	59,239	545	59,784
Income (loss) from operations	23,906	(794)	23,112
Other income, net	269	—	269
Income (loss) before taxes on income	24,175	(794)	23,381
Provision for taxes on income	(5,733)	—	(5,733)
Net income (loss)	$18,442	$(794)	$17,648
Net income (loss) per share — basic	$0.43	(0.01)	$0.42
Net income (loss) per share — diluted	$0.41	(0.01)	$0.40

	Quarter Ended September, 2012
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$156,471	$(54)	$156,417
Cost of revenues	48,375	(267)	48,108
Gross profit	108,096	213	108,309
Operating expenses:
Research and development	36,229	(593)	35,636
Sales and marketing	16,451	(153)	16,298
General and administrative	6,212	(79)	6,133
Total operating expenses	58,892	(825)	58,067
Income (loss) from operations	49,204	1,038	50,242
Other income, net	585	—	585
Income (loss) before taxes on income	49,789	1,038	50,827
Provision for taxes on income	(1,386)	—	(1,386)
Net income (loss)	$48,403	$1,038	$49,441
Net income (loss) per share — basic	$1.16	0.02	$1.18
Net income (loss) per share — diluted	$1.09	0.02	$1.11

	Quarter Ended June 30, 2012
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$133,472	$(268)	$133,204
Cost of revenues	41,700	47	41,747
Gross profit	91,772	(315)	91,457
Operating expenses:
Research and development	37,658	(423)	37,235
Sales and marketing	15,810	(128)	15,682
General and administrative	6,336	(64)	6,272
Total operating expenses	59,804	(615)	59,189
Income (loss) from operations	31,968	300	32,268
Other income, net	221	—	221
Income (loss) before taxes on income	32,189	300	32,489
Provision for taxes on income	(100)	—	(100)
Net income (loss)	$32,089	$300	$32,389
Net income (loss) per share — basic	$0.79	—	$0.79
Net income (loss) per share — diluted	$0.74	0.01	$0.75

	Quarter Ended March 31, 2012
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$88,738	$(92)	$88,646
Cost of revenues	28,888	(119)	28,769
Gross profit	59,850	27	59,877
Operating expenses:
Research and development	28,958	—	28,958
Sales and marketing	12,805	—	12,805
General and administrative	4,857	—	4,857
Total operating expenses	46,620	—	46,620
Income (loss) from operations	13,230	27	13,257
Other income, net	184	—	184
Income (loss) before taxes on income	13,414	27	13,441
Provision for taxes on income	(968)	—	(968)
Net income (loss)	$12,446	$27	$12,473
Net income (loss) per share — basic	$0.31	—	$0.31
Net income (loss) per share — diluted	$0.29	—	$0.29

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2013. At the time that our Annual Report on Form 10-K for the year ended December 31, 2013 was filed on February 28, 2014, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.  Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2013 because of the material weaknesses in our internal control over financial reporting described below. The material weaknesses described below also existed as of March 31, 2014, June 30, 2014 and September 30, 2014. As a result, our CEO and CFO have concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2014, June 30, 2014 or September 30, 2014. Notwithstanding the material weaknesses described below, our management has concluded that the Company’s consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting (As Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control—Integrated Framework ” (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2013.

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

•                  We did not design, document and maintain effective controls with respect to the accounting for inventory and related cost of sales accounts. Specifically, our controls over perpetual inventory records, which include our cycle count and annual physical inventory programs, were not appropriately designed or executed to validate the existence, completeness and accuracy of physical inventory quantities. In addition, we did not appropriately design controls related to the validation of assumptions used in the calculation of the provision for excess and obsolete inventory, as well as the completeness and accuracy of the underlying data used in the calculation.

•                  We did not design, document and maintain effective controls over access to the Company’s financial applications and data. Specifically, access review controls were not effectively designed to validate that access to certain financial applications and data were adequately restricted, which impacted controls that were dependent on the effective operation of restricted access.

•                  Monitoring - We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of the control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in adjustments to the accounting for business combinations, net revenue, accounts receivable, accrued liabilities, cost of revenues, and operating expenses and revisions to our consolidated financial statements for fiscal years 2013, 2012 and 2011, and interim periods in 2014, 2013 and 2012. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Annual Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year-ended December 31, 2013, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2013. We have subsequently concluded that the material weaknesses described above existed as of December 31, 2013. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, based on the criteria in “Internal Control—Integrated Framework” (1992), issued by the COSO. Accordingly, management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report.

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

2.1(2)

Agreement of Merger, dated as of May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC, as the Shareholder Representative.

3.1(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5(8)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.6(9)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.7(10)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.9(12)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.10(13)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.11(14)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12(15)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.13(16)*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.14(17)*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

21.1	List of Company Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this annual report on Form 10-K/A).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on May 15, 2013

(3)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit B to the Company’s Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

*	Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.  However, management has subsequently determined that material weaknesses in internal control over financial reporting existed as of that date.  The material weaknesses related to deficiencies in the control environment due to the lack of sufficient oversight of activities related to internal control over financial reporting and an insufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with the financial reporting requirements of the Company; deficiencies in risk assessment as the Company did not design controls in response to the risk of misstatement; and deficiencies in monitoring as the Company did not design and maintain effective controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation.  The risk assessment material weakness contributed to additional material weaknesses as the Company did not design, document and maintain effective controls over the period-end financial reporting process, the accounting for revenue and related accounts receivables, the accounting for inventory and related cost of sales accounts, and access to financial applications and data.  Accordingly, management’s report has been restated and our opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to deficiencies in the control environment due to the lack of sufficient oversight of activities related to internal control over financial reporting and an insufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with the financial reporting requirements of the Company; deficiencies in risk assessment as the Company did not design controls in response to the risk of misstatement; and deficiencies in monitoring as the Company did not design and maintain effective controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. The risk assessment material weakness contributed to additional material weaknesses as the Company did not design, document and maintain effective controls over the period-end financial reporting process, the accounting for revenue and related accounts receivables, the accounting for inventory and related cost of sales accounts, and access to financial applications and data.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, CA

February 28, 2014, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and the matter described in the penultimate paragraph of Management’s Annual Report on Internal Control Over Financial Reporting, as to which the date is January 28, 2015

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$63,164	$117,054
Short-term investments	263,528	302,593
Restricted cash	—	3,229
Accounts receivable, net	69,480	56,800
Inventories	36,470	43,318
Deferred taxes and other current assets	17,581	15,616
Total current assets	450,223	538,610
Property and equipment, net	71,915	62,375
Severance assets	10,630	8,907
Intangible assets, net	54,249	16,134
Goodwill	199,196	132,885
Deferred taxes and other long-term assets	20,613	10,419
Total assets	$806,826	$769,330

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,964	$37,431
Accrued liabilities	51,011	55,696
Deferred revenue	15,710	10,826
Capital lease liabilities, current	1,377	1,253
Total current liabilities	98,062	105,206
Accrued severance	13,418	11,821
Deferred revenue	9,045	8,366
Capital lease liabilities	1,600	2,835
Other long-term liabilities	17,890	11,982
Total liabilities	140,015	140,210
Commitments and Contingencies (Note 9)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 43,999 and 42,596 shares issued and outstanding at December 31, 2013 and 2012, respectively	185	178
Additional paid-in capital	550,795	488,365
Accumulated other comprehensive income	1,390	2,794
Retained earnings	114,441	137,783
Total shareholders’ equity	666,811	629,120
Total liabilities and shareholders’ equity	$806,826	$769,330

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)

Total revenues	$390,436	$500,275	$259,251
Cost of revenues	134,282	157,736	91,988
Gross profit	256,154	342,539	167,263
Operating expenses:
Research and development	169,382	138,310	92,283
Sales and marketing	70,544	60,894	40,294
General and administrative	37,046	24,456	21,736
Total operating expenses	276,972	223,660	154,313
Income (loss) from operations	(20,818)	118,879	12,950
Other income, net	1,228	1,259	759
Income (loss) before taxes on income	(19,590)	120,138	13,709
Provision for taxes on income	(3,752)	(8,187)	(3,375)
Net income (loss)	$(23,342)	$111,951	$10,334
Net income (loss) per share — basic	$(0.54)	$2.71	$0.29
Net income (loss) per share — diluted	$(0.54)	$2.55	$0.27
Shares used in computing income (loss) per share:
Basic	43,421	41,308	36,263
Diluted	43,421	43,901	38,562

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)

Net income (loss)	$(23,342)	$111,951	$10,334
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net (net of tax effect of $2, $0, $0)	142	(133)	(109)
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $28, $0, $0)	(1,546)	4,091	(2,009)
Total comprehensive income (loss), net of tax	$(24,746)	$115,909	$8,216

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders’
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2010	34,231,204	$141	$265,481	$954	$15,498	$282,074

Net income	—	—	—	—	10,334	10,334
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(109)	—	(109)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(2,009)	—	(2,009)
Comprehensive net income	—	—	—	—	—	8,216
Share-based compensation	—	—	21,412	—	—	21,412
Exercise of share awards	1,810,582	7	13,993	—	—	14,000
Issuance of shares pursuant to employee share purchase plan	243,256	1	4,454	—	—	4,455
Issuance of shares in connection with public offering	3,450,000	16	104,201	—	—	104,217
Share-based compensation related to acquisitions	—	—	6,303	—	—	6,303
Income tax benefit from share options exercised	—	—	2,411	—	—	2,411
Balance at December 31, 2011	39,735,042	$165	$418,255	$(1,164)	$25,832	$443,088

Net income	—	—	—	—	111,951	111,951
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Unrealized gains on derivative contracts, net of taxes	—	—	—	4,091	—	4,091
Comprehensive net income	—	—	—	—	—	115,909
Share-based compensation	—	—	35,019	—	—	35,019
Exercise of share awards	2,641,607	12	23,676	—	—	23,688
Issuance of shares pursuant to employee share purchase plan	219,613	1	6,274	—	—	6,275
Income tax benefit from share options exercised	—	—	5,141	—	—	5,141
Balance at December 31, 2012	42,596,262	$178	$488,365	$2,794	$137,783	$629,120

Net loss	—	—	—	—	(23,342)	(23,342)
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	142	—	142
Unrealized losses on derivative contracts, net of taxes	—	—	—	(1,546)	—	(1,546)
Comprehensive net income(loss)	—	—	—	—	—	(24,746)
Share-based compensation	—	—	45,138	—	—	45,138
Exercise of share awards	1,154,672	5	5,299	—	—	5,304
Issuance of shares pursuant to employee share purchase plan	248,486	2	9,331	—	—	9,333
Income tax benefit from share options exercised	—	—	2,662	—	—	2,662
Balance at December 31, 2013	43,999,420	$185	$550,795	$1,390	$114,441	$666,811

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(23,342)	$111,951	$10,334
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,646	23,868	19,745
Deferred income taxes	(1,240)	(3,454)	(228)
Share-based compensation	45,138	35,019	21,412
Gain on investments	(1,219)	(896)	(15)
Excess tax benefit from share-based compensation	(2,662)	(5,141)	(2,411)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(9,500)	(8,585)	(15,899)
Inventories	9,472	(19,436)	(8,639)
Prepaid expenses and other assets	1,414	(3,239)	(513)
Accounts payable	(4,447)	3,430	21,065
Accrued liabilities and other liabilities	2,610	48,972	18,288
Net cash provided by operating activities	51,870	182,489	63,139
Cash flows from investing activities:
Acquisition of Kotura, Inc., net of cash acquired of $101	(80,671)	—	—
Acquisition of IPtronics A/S, net of cash acquired of $2,077	(42,848)	—	—
Acquisition of Voltaire Ltd., net of cash acquired of $3,961	—	—	(203,704)
Purchase of severance-related insurance policies	(849)	(783)	(832)
Purchase of short-term investments	(200,377)	(328,998)	(45,600)
Proceeds from sales of short-term investments	122,997	14,860	149,889
Proceeds from maturities of short-term investments	117,806	64,683	12,128
Purchase of property and equipment	(30,911)	(30,544)	(24,680)
Decrease(Increase) in restricted cash deposit	3,468	1,327	(1,700)
Purchase of intangible assets	(7,440)	—	—
Purchase of equity investments in private companies	(3,123)	(1,424)	—
Net cash used in investing activities	(121,948)	(280,879)	(114,499)
Cash flows from financing activities:
Proceeds from public offering, net	—	—	104,201
Principal payments on capital lease obligations	(1,111)	(918)	(459)
Proceeds from exercise of share awards	14,637	29,963	18,471
Excess tax benefit from share-based compensation	2,662	5,141	2,411
Net cash provided by financing activities	16,188	34,186	124,624
Net (decrease) increase in cash and cash equivalents	(53,890)	(64,204)	73,264
Cash and cash equivalents at beginning of period	117,054	181,258	107,994
Cash and cash equivalents at end of period	$63,164	$117,054	$181,258
Supplemental disclosures of cash flow information
Interest paid	$57	$—	$—
Income taxes paid	$1,305	$852	$469
Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$4,428	$563
Unpaid property and equipment	$3,326	$3,869	$—
Inventory capitalization	$1,837	$1,073	$—
Vested share awards issued in connection with the Voltaire acquisition	$—	$—	$6,303

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company

Mellanox Technologies, Ltd., an Israeli corporation, (the “Company” or “Mellanox”) was incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance interconnect products for computing, storage and communications applications.

Principles of presentation

The consolidated financial statements include the Company’s accounts as well as those of its wholly owned subsidiaries after the elimination of all significant intercompany balances and transactions.

On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S (“IPtronics”), and on August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. (“Kotura”). The consolidated financial statements include the results of operations of IPtronics and Kotura commencing as of the their respective acquisition dates.

In February 2011, the Company completed its acquisition of Voltaire Ltd. (“Voltaire”), an Israeli-based public company. The consolidated financial statements include the results of operations of Voltaire commencing as of the acquisition date.

Certain prior year amounts have been reclassified to conform to 2013 presentation. These changes and reclassifications did not impact net or comprehensive income.

Revision to Prior Period Financial Statements

Subsequent to the filing of the Company’s 2013 Form 10-K on February 28, 2014, the Company identified and corrected an error in accounting for liabilities for charitable contributions. The error had accumulated over a number of years, resulting in a $0.6 million and $1.7 million cumulative overstatement of the liability as of December 31, 2013 and 2012, respectively. The Company also identified and corrected an overstatement of liabilities in the amount of $0.7 million related to certain purchase orders as of December 31, 2013.

The Company also identified and corrected additional errors in warranty and distributor price adjustment reserves and the purchase price allocation for its acquisitions of Kotura and IPtronics. The error related to distributor price adjustments resulted in a cumulative understatement of the sales reserve of $0.9 million and $0.5 million as of December 31, 2013 and 2012, respectively. The error for the warranty reserve resulted in a $0.6 million and $0.1 million cumulative overstatement of the warranty reserve as of December 31, 2013 and 2012, respectively. The error for the purchase price allocation for the acquisitions of Kotura and IPtronics, resulted in a $0.4 million increase in the value of acquired inventory, a $0.1 million decrease in the value of intangible assets, and a $0.4 million decrease in the value of goodwill as of December 31, 2013.

The Company identified and corrected classification errors in its balance-sheets for fiscal years 2013 and 2012. These corrections impacted accounts receivables, inventory, property and equipment, accrued liabilities, warranty, deferred revenue, short-term and long-term capital lease liabilities and long-term liabilities.

The Company identified and corrected classification errors in the presentation of the net deferred tax assets included within Note 12 to these consolidated financial statements. The Company incorrectly netted certain deferred tax liabilities against the valuation allowance. There was no change to net deferred tax assets disclosed in Note 12 of the balance sheet as a result of the error. This error also required the revision of the financial statement schedule appearing under Item 15(a)(2) to reflect the change in the income tax valuation allowance for each period presented.

The Company evaluated these errors and determined that the impact of the errors was not material to its results of operations, financial position or cash flows in previously issued interim and annual financial statements. The Company has retrospectively revised financial information including the related footnotes, for all prior periods presented to reflect this correction.

The correction of these errors increased net income by $0.4 million and $0.6 million in fiscal years 2011 and 2012, respectively; and increased the net loss by $0.5 million for fiscal year 2013. The impact of these revisions for periods presented within this annual report on Form 10K/A is shown in the tables below:

	Year Ended December 31, 2013
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$390,859	$(423)	$390,436
Cost of revenues	135,239	$(957)	134,282
Gross profit	255,620	534	256,154
Operating expenses:
Research and development	168,721	661	169,382
Sales and marketing	70,318	226	70,544
General and administrative	36,918	128	37,046
Total operating expenses	275,957	1,015	276,972
Loss from operations	(20,337)	(481)	(20,818)
Loss before taxes on income	(19,109)	(481)	(19,590)
Net loss	(22,861)	(481)	(23,342)
Net loss per share — basic	(0.53)	(0.01)	(0.54)
Net loss per share — diluted	(0.53)	(0.01)	(0.54)

	Year Ended December 31, 2012
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$500,799	$(524)	$500,275
Cost of revenues	$157,936	$(200)	157,736
Gross profit	342,863	(324)	342,539
Operating expenses:
Research and development	138,946	(636)	138,310
Sales and marketing	61,068	(174)	60,894
General and administrative	24,541	(85)	24,456
Total operating expenses	224,555	(895)	223,660
Income from operations	118,308	571	118,879
Income before taxes on income	119,567	571	120,138
Net income	111,380	571	111,951
Net income per share — basic	2.70	0.01	2.71
Net income per share — diluted	2.54	0.01	2.55

	Year Ended December 31, 2011
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Cost of revenues	$92,015	$(27)	$91,988
Gross profit	167,236	27	167,263
Operating expenses:
Research and development	92,508	(225)	92,283
Sales and marketing	40,366	(72)	40,294
General and administrative	21,769	(33)	21,736
Total operating expenses	154,643	(330)	154,313
Income from operations	12,593	357	12,950
Income before taxes on income	13,352	357	13,709
Net income	9,977	357	10,334
Net income per share — basic	0.28	0.01	0.29
Net income per share — diluted	0.26	0.01	0.27

	December 31, 2013
	As reported	Adjustments	As revised
	(in thousands)
Balance sheet:
Accounts receivable, net	$70,566	$(1,086)	$69,480
Inventories	35,963	507	36,470
Total current assets	450,802	(579)	450,223
Property and equipment, net	70,815	1,100	71,915
Intangible assets, net	54,362	(113)	54,249
Goodwill	199,558	(362)	199,196
Total assets	806,780	46	806,826
Accrued liabilities	52,588	(1,577)	51,011
Deferred revenue, current	15,849	(139)	15,710
Capital lease liabilities, current	1,245	132	1,377
Total current liabilities	99,646	(1,584)	98,062
Other long-term liabilities	17,091	799	17,890
Total liabilities	140,800	(785)	140,015
Retained earnings	113,610	831	114,441
Total shareholders’ equity	665,980	831	666,811
Total liabilities and shareholders’ equity	806,780	46	806,826

	December 31, 2012
	As reported	Adjustments	As revised
	(in thousands)
Balance sheet:
Accounts receivable, net	$58,516	$(1,716)	$56,800
Total current assets	540,326	(1,716)	538,610
Total assets	771,046	(1,716)	769,330
Accrued liabilities	57,879	(2,183)	55,696
Deferred revenue, current	12,018	(1,192)	10,826
Total current liabilities	108,581	(3,375)	105,206
Other long-term liabilities	11,635	347	11,982
Total liabilities	143,238	(3,028)	140,210
Retained earnings	136,471	1,312	137,783
Total shareholders’ equity	627,808	1,312	629,120
Total liabilities and shareholders’ equity	771,046	(1,716)	769,330

	Year Ended December 31, 2013
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive loss:
Net loss	$(22,861)	$(481)	$(23,342)
Total comprehensive loss, net of tax	(24,265)	(481)	(24,746)

	Year Ended December 31, 2012
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive income:
Net income	$111,380	$571	$111,951
Total comprehensive income, net of tax	115,338	571	115,909

	Year Ended December 31, 2011
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive income:
Net income	$9,977	$357	$10,334
Total comprehensive income, net of tax	7,859	357	8,216

	Year Ended December 31, 2013
	As reported	Adjustments	As revised
	(in thousands)
Cash flow statement:
Net loss	$(22,861)	$(481)	$(23,342)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,886	(240)	35,646
Accounts receivable	(8,870)	(630)	(9,500)
Inventories	9,264	208	9,472
Accrued liabilities and other liabilities	1,599	1,011	2,610
Net cash provided by operating activities	52,002	(132)	51,870

Principal payments on capital lease obligations	(1,243)	132	(1,111)
Cash flows from financing activities	16,056	132	16,188

Unpaid property and equipment	2,226	1,100	3,326

	Year Ended December 31, 2012
	As reported	Adjustments	As revised
	(in thousands)
Cash flow statement:
Net income	$111,380	$571	$111,951
Adjustments to reconcile net loss to net cash provided by operating activities:
Accounts receivable	(10,301)	1,716	(8,585)
Accrued liabilities and other liabilities	51,259	(2,287)	48,972

	Year Ended December 31, 2011
	As reported	Adjustments	As revised
	(in thousands)
Cash flow statement:
Net income	$9,977	$357	$10,334
Adjustments to reconcile net loss to net cash provided by operating activities:
Accrued liabilities and other liabilities	18,645	(357)	18,288

Risks and uncertainties

The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company’s financial position and results of operations; unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; the timing of announcements or introductions of new products by the Company’s competitors, and the Company’s ability to successfully integrate acquired businesses.

Use of estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company’s original estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Cash and cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, U.S. government agency discount notes, foreign government bonds, corporate bonds and commercial paper.

Short-term investments

The Company’s short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders’ equity and included in other comprehensive income (“OCI”). The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program.

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $0.6 million at December 31, 2012, that represented tenants’ security deposits restricted due to the tenancy agreements, and $2.6 million at December 31, 2012, that represented security deposits restricted due to foreign exchange management agreements with two banks.

The Company also maintains certain cash amounts classified as other long-term assets which are restricted as to withdrawal or use over long term. The Company maintained a balance of long-term restricted cash in amount of $3.5 million and $3.4 million at December 31, 2013 and December 31, 2012, respectively.

Fair value of financial instruments

The Company’s financial instruments consist of cash equivalents, short-term investments and foreign currency derivative contracts. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. The Company believes that the carrying amounts of the financial instruments approximate their respective fair values. The Company regularly reviews its investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the issuer; and whether it is more likely than not that the Company will be required to sell the security prior to any anticipated recovery in fair value. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.

Derivatives

The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company enters into derivative contracts designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash equivalents and short-term investments balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company’s accounts receivable are derived from revenue earned from customers located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2013	2012	2011
IBM	17%	19%	17%
Hewlett-Packard	13%	20%	19%

The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2013	December 31, 2012
IBM	11%	22%
Hewlett Packard	12%	*

* Less than 10%

Inventory

Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management’s analysis of inventory levels, future sales forecasts and market conditions. Once established, the original cost of the Company’s inventory less the related inventory reserve represents the new cost basis of such products.

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

Goodwill and intangible assets

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a “two step” goodwill impairment test. “Step one” of the goodwill impairment test requires the Company to estimate the fair value of the reporting units. “Step two” of the test is only performed if a potential impairment exists in “step one” and involves determining the difference between the fair value of the reporting unit’s net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2013, the Company’s assessment of goodwill impairment indicated that goodwill was not impaired.

Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. The Company amortizes its intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives.  On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would impair the related IPR&D asset.

Indefinite-live intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2013, the Company’s assessment of intangibles indicated that indefinite-lived intangible assets were not impaired.  Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets as described below.

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

Impairment of long-lived assets

Long-lived assets include equipment, furniture and fixtures and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

Revenue recognition

The Company recognizes revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. The Company’s standard arrangement with its customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The customer’s obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectability is probable on a customer-by-customer basis. When assessing the probability of collection, the Company considers the number of years the customer has been in business and the history of the Company’s collections. Customers are subject to a credit review process that evaluates the customers’ financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not probable, no product is shipped and no revenue is recognized unless cash is received in advance.

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

Multiple Element Arrangements Excluding Software

For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect its results of operations. When the Company enters into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable.

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

Product warranty

The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company’s liability for product warranty during the years ended December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Balance, beginning of the period	$4,318	$1,097
New warranties issued during the period	8,584	5,290
Reversal of warranty reserves	—	(535)
Settlements during the period	(9,269)	(1,534)
Balance, end of the period	$3,633	$4,318
Less: long term portion of product warranty liability	(424)	(348)
Current portion of product warranty liability	$3,209	$3,970

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

Share compensation expense is recognized on a straight-line basis over each recipient’s requisite service period, which is generally the vesting period. Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from the estimate, adjustments may be required to share-based compensation expense in future periods.

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

Foreign currency translation

The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. Revenue and expenses are remeasured each day at the exchange rate in effect on the day the transaction occurred, except for those expenses related to balance sheet amounts, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of “Other income (loss), net.”

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income (loss)	$(23,342)	$111,951	$10,334
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	43,421	41,308	36,263
Dilutive effect of employee share option and purchase plan	—	2,593	2,299
Shares used to compute diluted net income (loss) per share	43,421	43,901	38,562
Net income (loss) per share — basic	$(0.54)	$2.71	$0.29
Net income (loss) per share — diluted	$(0.54)	$2.55	$0.27

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

The Company must also make judgments regarding the realizability of deferred tax assets. The carrying value of the Company’s net deferred tax assets is based on its belief that it is more likely than not that the Company will generate sufficient future taxable income in certain jurisdictions to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which the Company does not believe meet the “more likely than not” criteria. The Company’s judgments regarding future taxable income may change due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. If the Company’s assumptions and consequently its estimates change in the future, the valuation allowances it has established may be increased or decreased, resulting in a respective increase or decrease in income tax expense. The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, the tax regulations and tax holidays in each geographic region, the availability of tax credits and carryforwards, and the effectiveness of its tax planning strategies.

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

Recent accounting pronouncements

Effective January 1, 2013, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board (“FASB”) in February 2013, related to reclassifications out of accumulated other comprehensive income (“OCI”). Under this guidance, an entity is required to report, in one place, information about reclassifications out of accumulated OCI and changes in its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under GAAP is required in the notes to the financial statements. The Company elected to present the information in the notes to the Company’s consolidated financial statements. The adoption of this guidance had no impact on the Company’s consolidated financial statements other than the additional required disclosures.

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

NOTE 2 — BALANCE SHEET COMPONENTS:

	December 31, 2013	December 31, 2012
	(In thousands)
Accounts receivable, net:
Accounts receivable	$70,119	$57,439
Less: allowance for doubtful accounts	(639)	(639)
	$69,480	$56,800
Inventories:
Raw materials	$4,385	$6,240
Work-in-process	12,694	4,667
Finished goods	19,391	32,411
	$36,470	$43,318

Deferred taxes and other current assets:
Prepaid expenses	$5,929	$5,346
Derivative contracts receivable	1,396	2,942
Deferred taxes	7,336	3,813
VAT receivable	1,900	3,000
Other	1,020	515
	$17,581	$15,616
Property and equipment, net:
Computer equipment and software	$92,468	$80,203
Furniture and fixtures	3,809	3,890
Leasehold improvements	31,608	26,590
	127,885	110,683
Less: Accumulated depreciation and amortization	(55,970)	(48,308)
	$71,915	$62,375

Deferred taxes and other long-term assets:
Equity investments in private companies	$7,548	$4,424
Deferred taxes	7,155	2,083
Restricted cash	3,514	3,388
Other assets	2,396	524
	$20,613	$10,419
Accrued liabilities:
Payroll and related expenses	$27,822	$35,348
Accrued expenses	16,106	12,931
Product warranty liability	3,209	3,970
Other	3,874	3,447
	$51,011	$55,696
Other long-term liabilities:
Income tax payable	$13,026	$8,838
Deferred rent	3,072	2,797
Other	1,792	347
	$17,890	$11,982

NOTE 3 — BUSINESS COMBINATION:

On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S. On August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. The Company’s primary reasons for the IPtronics and Kotura acquisitions was to enhance its ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisitions also enhanced the Company’s engineering team and added a strong patent portfolio in the field of silicon photonics.

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

The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the respective acquisition date. The Company’s preliminary allocation of the total purchase price for each transaction is summarized below:

	IPtronics	Kotura	Total
	(in thousands)
Current assets, net of cash	$2,534	$5,606	$8,140
Other long-term assets	974	10,603	11,577
Intangible assets	17,229	27,517	44,746
Goodwill	25,630	40,681	66,311
Total assets	46,367	84,407	130,774
Current liabilities	(2,668)	(3,357)	(6,025)
Long-term liabilities	(851)	(379)	(1,230)
Total liabilities	(3,519)	(3,736)	(7,255)
Total purchase price allocation	$42,848	$80,671	$123,519

The preliminary estimates above are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the acquisition.

Identifiable intangible assets

Intangible assets acquired and their respective estimated remaining useful lives over which each asset will be amortized are:

	Fair value	Weighted Average Useful life
	(in thousands)	(in years)
Purchased intangible assets:
Licensed technology	$135	6
Developed technology	27,701	5
In-process research and development	13,764	—
Customer relationship	2,420	1-2
Backlog	726	Less than 1
Total purchased intangible assets	$44,746

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

	Year Ended
	December 31, 2013	December 31, 2012
	(in thousands, except per share data)
Pro forma net revenue	$402,107	$521,780
Pro forma net income (loss)	$(30,613)	$100,748
Pro forma net income (loss) per share basic	$(0.71)	$2.44
Pro forma net income (loss) per share diluted	$(0.71)	$2.29

On February 7, 2011, the Company acquired Voltaire Ltd. (“Voltaire”), an Israeli-based public company.

The Company’s allocation of the total purchase price is summarized below (in thousands):

Purchase price allocation:
Current assets	$52,131
Other long-term assets	10,875
Intangible assets	36,052
Goodwill	132,885
Total assets	231,943
Current liabilities	(11,369)
Long-term liabilities	(6,606)
Total liabilities	(17,975)
Total purchase price	$213,968

Intangible assets acquired and their respective estimated remaining useful lives over which each asset would be amortized were:

	Fair value	Weighted average useful life
	(in thousands)	(in years)
Developed technology	$20,378	2-3
In-process research and development	2,754	—
Customer relationship	10,956	4-5
Customer contract	1,529	2
Backlog	435	Less than 1
Total acquired intangible assets	$36,052

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

The goodwill recognized from the acquisition of Voltaire resulted primarily from the Company’s anticipated enhanced position in providing end-to-end connectivity solutions, expanding its software and hardware offerings and strengthening its engineering team and sales force. Goodwill is not being amortized but instead will be tested for impairment annually or more frequently if certain indicators are present. Goodwill is not expected to be deductible for tax purposes.

NOTE 4 —FAIR VALUE MEASUREMENTS:

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

NOTE 5 —INVESTMENTS:

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

NOTE 6— GOODWILL AND INTANGIBLE ASSETS:

The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2012	$132,885
Goodwill from IPtronics acquisition	25,630
Goodwill from Kotura acquisition	40,681
Adjustments	—
Balance as of December 31, 2013	$199,196

The carrying amounts of intangible assets as of December 31, 2013 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(366)	$1,978
Developed technology	56,064	(24,654)	31,410
Customer relationships	13,376	(6,279)	7,097
Customer contract	1,529	(1,529)	—
Backlog	726	(726)	—
Total amortizable intangible assets	$74,039	$(33,554)	$40,485
IPR&D	13,764	—	13,764
Total intangible assets	$87,803	$(33,554)	$54,249

The carrying amounts of intangible assets as of December 31, 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$946	$(946)	$—
Developed technology	23,132	(14,695)	8,437
Customer relationships	10,956	(3,328)	7,628
Customer contract	1,529	(1,460)	69
Total intangible assets	$36,563	$(20,429)	$16,134

Amortization expense of intangible assets totaled approximately $14.0 million, $9.3 million and $9.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2014	$12,869
2015	10,761
2016	9,945
2017	9,882
2018 and thereafter	10,792
$54,249

NOTE 7 — DERIVATIVES AND HEDGING ACTIVITIES:

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

NOTE 8 — EMPLOYEE BENEFIT PLANS:

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

For other Israeli employees, the Company’s contributions for severance pay will replace its severance obligation. Upon a monthly contribution equal to 8.33% of the employee’s monthly salary to an insurance policy or pension fund no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.

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

NOTE 9 — COMMITMENTS AND CONTINGENCIES:

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

The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within “Property and equipment, net” was approximately $2.8 million and $4.1 million for the years ended December 31, 2013 and 2012, respectively.

For the years ended December 31, 2013 and 2012, the accumulated amortization for assets under capital lease agreements totaled approximately $1.2. million and $0.6 million, respectively. At December 31, 2013, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2014	$1,445	$16,333
2015	1,097	11,851
2016	492	7,906
2017	—	6,393
2018 and beyond	—	10,869
Total minimum lease payments	$3,034	$53,352
Less: Amount representing interest	(57)
Present value of capital lease obligations	2,977
Less: Current portion	(1,377)
Long-term portion of capital lease obligations	$1,600

Purchase commitments

At December 31, 2013, the Company had non-cancelable purchase commitments of $44.7 million, $43.9 million of which is expected to be paid in 2014 and $0.8 million in 2015 and beyond.

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

Pending legal proceedings as of December 31, 2013 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd.

On September 24, 2012, Avago Technologies Fiber (IP) Singapore Pte. Ltd., Avago Technologies General IP (Singapore) Pte. Ltd. and Avago Technologies U.S. Inc. (collectively, “Avago”) filed a complaint against Mellanox Technologies, Ltd., Mellanox Technologies, Inc., IPtronics A/S, IPtronics, Inc., FCI USA, LLC, FCI Deutschland GmbH and FCI SA (collectively, “Respondents”) with the United States International Trade Commission (Inv. No. 337-TA-860). The complaint alleges that the Respondents have engaged in unfair acts in violation of Section 337 of the Tariff Act of 1930, as amended, through allegedly unlicensed importation, sale for importation and/or sale after importation of products covered by patents asserted by Avago. With regard to the patents asserted against Mellanox, on December 13, 2013 the Administrative Law Judge, in an initial determination reviewable by the International Trade Commission, found no violation with regard to U.S. Patent Number 5,596,456 (“456”),  but found a violation of US Patent No. 5,596,595 (“595”). Respondents and the  staff attorney for the Office of Unfair Import Investigations filed petitions asking the International Trade Commission to review the 595 findings. Avago filed a petition asking the International Trade Commission to review the findings related to the 456 patent. Respondents, the staff attorney, and Avago each filed replies to the opposing parties’ petitions.  A final determination by the International Trade Commission is expected in mid-April 2014. Pursuant to the complaint, Avago seeks as permanent relief a limited exclusion order barring from entry into the United States, among other Respondent products, all imported Mellanox optoelectronic devices and products containing the same that allegedly infringe the patents asserted by Avago, and a cease and desist order prohibiting the importation, sale, offer for sale, advertising, solicitation, use and/or warehousing of inventory for distribution of such imported products in the United States. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Respondents are not successful in defending the Avago claims, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products.  Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Israeli Class Action Claim in re TASE Delisting

On June 6, 2013, a complaint was filed in the Tel-Aviv District court (the “Israeli Court”) in Tel Aviv, Israel (Mordechay Turgeman v. Mellanox et. al. (Case No.: 13189-06-13)), in which the plaintiff alleged that the Company’s decision to delist from the Tel Aviv Stock Exchange (“TASE”) was a breach of the duty of loyalty of the Company’s board of directors (the “Board”), as well as a breach of fiduciary duty and duty of care by the Company’s president and chief executive officer (the “Claim”). In addition, the plaintiff filed a motion to certify the complaint as a class action. The Company was served with the complaint on June 16, 2013. On December 22, 2013, the Company and the Board filed their Response to the motion to certify the complaint as a class action (the “Response”).

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

NOTE 10 — SHARE INCENTIVE PLANS:

The Company has seven option plans: the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the “Prior Plans”), the 2006 Global Share Incentive Plan (the “Global Plan”), the Global Share Incentive Assumption Plan 2010 (the “Assumption Plan”), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan (the “Kotura Plan”) and the IPtronics, Inc. 2013 Restricted Stock Unit Plan (the “IPtronics Plan”).

The number of ordinary shares reserved for issuance under the Company’s Global Plan will increase automatically on the first day of each fiscal year, beginning in 2008, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2014, 2013 and 2012, respectively.

The number of ordinary shares reserved for issuance under the Company’s Assumption Plan will increase automatically on the first day of each fiscal year, beginning in 2012, by a number of ordinary shares equal to the lower of: (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1, 2014, and 2013, respectively.

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

The total pretax intrinsic value of options exercised in 2013 was $12.9 million. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $39.97 on December 31, 2013, the total pretax intrinsic value of all outstanding options awards was $51.8 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

The total pretax intrinsic value of options exercised in 2012 was $136.1 million. Based on the closing price of the Company’s ordinary shares of $59.38 on December 31, 2012, the total pretax intrinsic value of all outstanding options awards was $112.4 million. The total pretax intrinsic value of exercisable options at December 31, 2012 was $88.4 million.

The following tables provide additional information about all options outstanding and exercisable at December 31, 2013:

	Options Outstanding at			Options Exercisable at
	December 31, 2013			December 31, 2013
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life (Years)	Price	Exercisable	Price
$ 3.13 - $ 8.23	323,962	4.44	$7.83	323,962	$7.83
$ 8.45 - $ 9.19	286,867	3.51	$9.04	286,867	$9.04
$ 10.23 - $ 10.23	556,177	5.19	$10.23	556,177	$10.23
$10.50 - $ 18.87	295,314	5.63	$14.43	273,517	$14.27
$18.97 - $ 27.72	299,958	6.54	$23.06	229,353	$23.08
$29.03 - $34.00	312,905	7.54	$31.22	175,519	$31.08
$35.12 - $57.41	274,664	8.10	$46.39	125,973	$45.52
$66.07 - $66.07	162,188	8.44	$66.07	62,250	$66.07
$79.38 - $79.38	20,700	8.83	$79.38	5,909	$79.38
$101.37 - $101.37	273,489	8.39	$101.37	95,126	$101.37
$3.13 - $101.37	2,806,224	6.20	$30.14	2,134,653	$21.28

The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2010	414,945	$19.86
Restricted share units granted	1,143,142	27.00
Restricted share units vested	(224,005)	20.02
Restricted share units canceled	(142,409)	24.97
Non-vested restricted share units at December 31, 2011	1,191,673	$26.05
Restricted share units granted	1,110,230	42.88
Restricted share units vested	(480,150)	24.65
Restricted share units canceled	(58,593)	30.39
Non-vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	1,162,133	49.05
Restricted share units vested	(778,084)	31.16
Restricted share units canceled	(172,755)	42.49
Non-vested restricted share units at December 31, 2013	1,974,454	$43.81

The weighted average fair value of restricted share units granted was $49.05, $42.88 and $27.00 for the years ended December 31, 2013, 2012 and 2011, respectively. The total intrinsic value of all outstanding restricted share units was $78.9 million as of December 31, 2013.

The Employee Share Purchase Plan, (“ESPP”), is designed to allow eligible employees to purchase the Company’s ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,585,712 shares. 1,085,712 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In August 2012, the Company reserved for issuance 1,500,000 additional shares under the ESPP. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2013 and 2012, 248,486 and 219,442 shares, respectively, were issued under the ESPP at weighted average per share prices of $37.56 and $28.57, respectively.

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

The following weighted average assumptions are used to value share options granted in connection with the Company’s share incentive plans for the years ended December 31, 2013, 2012 and 2011:

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

NOTE 11 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

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

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2013:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Gains on Derivatives	$6,027	Cost of revenues and Operating expenses
	363	Cost of revenues
	4,653	Research and development
	508	Sales and marketing
	503	General and administrative
	6,027
Unrealized gains (losses) on Available-for-Sale Securities	6	Other income, net
Total reclassifications for the period	$6,033	Total

NOTE 12 — INCOME TAXES:

The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$(2,463)	$6,343	$3,550
Foreign	(17,127)	113,795	10,159
Income (loss) before taxes on income	$(19,590)	$120,138	$13,709

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
U.S. federal	$1,989	$6,178	$2,838
State and local	508	890	437
Foreign	3,110	4,573	907
	5,607	11,641	4,182
Deferred:
U.S. federal	$(1,174)	$(2,805)	$(658)
State and local	(219)	(226)	(149)
Foreign	(462)	(423)	—
	(1,855)	(3,454)	(807)
Provision for taxes on income	$3,752	$8,187	$3,375

At December 31, 2013 and 2012, temporary differences which gave rise to significant deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$44,706	$30,644
Reserves and accruals	8,961	7,499
Depreciation and amortization	942	(174)
Other	2,285	—
Gross deferred tax assets	56,894	37,969
Valuation allowance	(27,365)	(28,039)
Total deferred tax assets	29,529	9,930
Intangible assets	(15,038)	(4,034)
Total deferred tax liabilities	(15,038)	(4,034)
Net deferred tax assets	$14,491	$5,896

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

The Company has not provided for Israeli income and foreign withholding taxes on $11.7 million of its non-Israeli subsidiaries’ undistributed earnings as of December 31, 2013. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore cannot quantify the related tax liability.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at statutory rate	35.0%	35.0%	34.0%
State, net of federal benefit	2.9	0.5	2.2
Meals and entertainment	(0.4)	0.1	0.4
Tax at rates other than the statutory rate	(35.7)	(32.9)	(15.6)
Share-based compensation	(4.6)	(0.1)	3.2
Net change in tax reserves	(15.9)	4.8	—
Other, net	(0.5)	(0.6)	0.4
Provision for taxes	(19.2)%	6.8%	24.6%

The Company calculates the pool of excess tax benefits resulting from share based compensation available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital (“APIC”) pool. For the years ended December 31, 2013 and 2012, the Company recognized a tax benefit to APIC of $2.7 million and $5.1 million, respectively.

The Company’s operations in Israel were granted “Approved Enterprise” status by the Investment Center in the Israeli Ministry of Industry Trade and Labor and “Beneficiary Enterprise” status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company’s operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing when the Company first generates taxable income (after setting off its losses from prior years). Income that is attributable to the Company’s operations in Tel Aviv, Israel, will be exempt from income tax for a period of two years commencing when the Company first generates taxable income (after setting off its losses from prior years), and will be subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The corporate tax rate was 25% in 2013 and will be 26.5% in 2014. The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $6.4 million and $33.2 million in 2013 and 2012 respectively, increasing diluted earnings per share by approximately $0.15 and $0.76 in the year ended December 31, 2013 and 2012.

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

As of December 31, 2013 and 2012, unrecognized tax benefits totaled approximately $23.6 million and $9.7 million, respectively, which would reduce the Company’s income tax expense and effective tax rate, if recognized.

The following summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2013	2012
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$9,716	$4,063
Increases in tax positions for prior years	444	120
Decreases in tax positions for prior years	(11)	—
Increases in tax positions for current year	3,029	5,533
Decreases in tax positions for current year	(630)	—
Increases in tax positions acquired or assumed in a business combination	11,037	—
Gross unrecognized tax benefits, end of the period	$23,585	$9,716

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

NOTE 13 —GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP:

The Company operates in one reportable segment, the development, manufacturing, marketing and sales of interconnect products. The Company’s chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.

Revenues by geographic region are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$175,491	$220,157	$120,385
China	67,517	102,957	33,681
Israel	2,479	2,483	1,867
Europe	51,973	62,788	39,566
Other Americas	16,869	26,000	15,912
Other Asia	76,107	85,890	47,840
Total revenue	$390,436	$500,275	$259,251

Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Israel	$66,983	$61,388
United States	3,094	987
Other	1,838	—
Total property and equipment, net	$71,915	$62,375

Property and equipment, net is attributed to the geographic location in which it is located.

Revenues by product group are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
ICs	$56,817	$95,103	$46,564
Boards	119,399	155,670	98,004
Switch systems	145,184	168,231	76,398
Cables, accessories and other	69,036	81,271	38,285
Total revenue	$390,436	$500,275	$259,251

NOTE 14 — OTHER INCOME, NET:

Other income, net, is summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income and gain on sale of investments, net	$1,738	$1,699	$630
Foreign exchange gain (loss)	(309)	(294)	374
Other	(201)	(146)	(245)
Total other income, net	$1,228	$1,259	$759

SCHEDULE II — CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (Recovery)	Balance at End of Year
	(in thousands)
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$—	$—	$639
Allowance for sales returns and adjustments	79	(79)	—	—
Income tax valuation allowance	28,039	—	(674)	27,365
Total	$28,757	$(79)	$(674)	$28,004

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$557	$82	$—	$639
Allowance for sales returns and adjustments	337	(258)	—	79
Income tax valuation allowance	22,095	5,944	—	28,039
Total	$22,989	$5,768	$—	$28,757

Year ended December 31, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$402	$155	$—	$557
Allowance for sales returns and adjustments	75	262	—	337
Income tax valuation allowance	3,245	18,871	(21)	22,095
Total	$3,722	$19,288	$(21)	$22,989

The Company identified and corrected errors in the roll-forward of the income tax valuation allowance for each of the three years in the period ended December 31 2013 included in the Valuation and Qualifying Accounts Schedule. Prior to the correction of the errors, the income tax valuation allowance was $29.1 million, $32.1 million and $28.5 million as of December 31, 2013, December 31, 2012, and December 31, 2011, respectively. The amount of recovery was $(2.9) million for the year ended December 31, 2013. The amounts charged to costs and expenses were $3.6 million and $25.3 million for the years ended December 31, 2012 and December 31, 2011, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28th, 2015.

MELLANOX TECHNOLOGIES, LTD.

By:	/s/ Eyal Waldman
Eyal Waldman
President and Chief Executive Officer

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eyal Waldman and Jacob Shulman, and each of them, his or her attorneys-in-fact and agents, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or his or her or their substitute or substitutes, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Eyal Waldman	Chief Executive Officer and Director	January 28, 2015
Eyal Waldman	(principal executive officer)

/s/ Jacob Shulman	Chief Financial Officer	January 28, 2015
Jacob Shulman	(principal financial and accounting
officer) and Authorized Representative
in the United States
January 28, 2015
/s/ Dov Baharav	Director
Dov Baharav

/s/ Glenda Dorchak	Director	January 28, 2015
Glenda Dorchak

/s/ Irwin Federman	Director	January 28, 2015
Irwin Federman

/s/ Amal Johnson	Director	January 28, 2015
Amal Johnson

/s/ David Perlmutter	Director	January 28, 2015
David Perlmutter

/s/ Thomas J. Riordan	Director	January 28, 2015
Thomas J. Riordan

/s/ Thomas Weatherford	Director	January 28, 2015
Thomas Weatherford

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

2.1(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

2.1(2)

Agreement of Merger, dated as of May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC, as the Shareholder Representative.

3.1(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5(8)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.6(9)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.7(10)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.8(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.9(12)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.10(13)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.11(14)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12(15)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.13(16)*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.14(17)*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

21.1	List of Company Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page to this annual report on Form 10-K/A).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on May 15, 2013

(3)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit B to the Company’s Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

*	Indicates management contract or compensatory plan, contract or arrangement.