Form 10-K
period 2014-12-31
Mellanox Technologies, Ltd.
filed 2015-03-02
CIK 1356104

Use these links to rapidly review the document

TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

          The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.5 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

          The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 20, 2015, was 45,706,062.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2014.

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

  •
  market adoption of our InfiniBand and Ethernet solutions;

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

ITEM 1—BUSINESS

Overview

        We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), Web 2.0, storage, financial services, enterprise data center ("EDC"), and cloud. These solutions increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by four of the five largest server vendors, Dell, HP, Lenovo, and Oracle, which collectively shipped the majority of servers in 2014, according to industry research firm Gartner. We supply our products to leading storage and communications infrastructure equipment vendors such as Data Direct Networks, Dell, EMC, Fujitsu, HP, IBM, Lenovo, NetApp, Nimbus Data, Oracle, Teradata, Toshiba and Seagate. Additionally, our products are used as embedded solutions by companies such as Fujitsu, GE Fanuc, Mercury, and Toshiba Medical.

        We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters and 40Gb/s Ethernet switches to the market, and the only end-to-end 40 and 56Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 56Gb/s.

        On July 1, 2014, we completed the acquisition of privately-held Integrity Project ("Integrity Project"), which included an accomplished team of software technology veterans. Based in Ramat-Gan, Israel, Integrity Project was formed out of an elite military technology unit, specializing in the fields of connectivity, low-level development, real-time applications, and security. We acquired Integrity Project for its software expertise, to further enhance our commitment to providing superior solutions. The acquisition positions us to broaden our customer base by adding software solutions designed to enable customers to achieve optimal performance from all interconnect components.

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

  •
  processor and accelerator vendors such as AMD, ARM, IBM, Intel, Nvidia and Oracle;

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

        Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets as of December 31, 2014 and 2013 were approximately, $863.2 million and $806.8 million, respectively. During the years ended December 31, 2014, 2013 and 2012, we generated approximately $463.6 million, $390.4 million and $500.3 million in revenues, respectively, and approximately $(24.0) million, $(23.3) million and $112.0 million in net income (loss), respectively.

        We manage our business based on one reportable segment: the development, manufacturing, marketing and sales of interconnect products. Additional information required by this item is incorporated herein by reference to our consolidated financial statements and Note 13, "Geographic information and revenues by product group," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report. The risks related to foreign operations and dependence on foreign operations are discussed under the section entitled "Risk Factors—Risks Related to Operations in Israel and Other Foreign Countries" under Part I, Item 1A of this report.

Industry Background

High-Performance Interconnect Market Overview and Trends

        Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between compute and storage resources through fast transfer of data, latency reduction, improved central processing unit, or CPU, utilization and efficient sharing of resources. The result is higher efficiency and better resource utilization, thereby delivering higher application performance with lower capital expenditures and operating expenses. Large scale applications provided by leading companies in HPC, storage, Web 2.0, cloud, big data, EDCs and financial services utilize these technologies to deliver their products and services.

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

  •
  Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities; and

  •
  Big Data Analytics requirements for faster data access and processing to analyze increasingly large datasets and to provide real-time analysis.

        A number of semiconductor-based interconnect solutions have been developed to address different application requirements. These solutions include proprietary technologies as well as standard technologies, including Fibre Channel, Ethernet and InfiniBand, which was specifically created for high-performance computing, storage and embedded applications.

Challenges Addressed by High-Performance Interconnect

        The trends described above indicate that high-performance interconnect solutions will play an increasingly important role in IT infrastructures and will drive strong growth in unit demand. Performance requirements for interconnect solutions, however, continue to evolve and lead to high demand for solutions that are capable of resolving the following challenges to facilitate broad adoption:

  •
  Performance limitations.  In clustered computing, cloud computing and storage environments, high bandwidth and low latency are key requirements to capture the full performance capabilities of a cluster. With the usage of multiple multi-core processors in server, storage and embedded systems, I/O bandwidth has not been able to keep pace with processor advances, creating performance bottlenecks. Fast data access has become a critical requirement to take advantage of the increased compute power of microprocessors. In addition, interconnect latency has become a limiting factor in a cluster's overall performance.

  •
  Increasing complexity.  The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections has also proliferated in EDC, making them increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

  •
  Interconnect inefficiency.  The deployment of clustered computing and storage has created additional interconnect implementation challenges. As additional computing and storage systems, or nodes, are added to a cluster, the interconnect must be able to scale in order to provide the expected increase in cluster performance. Additionally, increased attention on data center energy efficiency is causing IT managers to look for ways to adopt more energy-efficient implementations.

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

  •
  Proprietary interconnect solutions have been designed for use in supercomputer applications by supporting low latency and increased reliability. These solutions are only supported by a single vendor for product and software support, and there is no standard organization maintaining and facilitating improvements and changes to the technology. The number of supercomputers that use proprietary interconnect solutions has been declining largely due to the required use of proprietary software solutions, a lack of compatible storage systems and the availability of industry standards-based interconnects that offer superior price/performance.

  •
  Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2, 4, 8 and 16Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet) and InfiniBand (Fibre Channel over InfiniBand).

  •
  Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than certain alternative interconnect solutions in high-performance computing, storage and communication applications. An increase to 10/25/40/50/100Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest scalability.

        In the HPC, cloud, Web2.0 and storage markets the predominant interconnects today are InfiniBand and Ethernet. In the EDC and embedded markets, the predominant interconnects today are Ethernet, Fibre Channel and InfiniBand. Based on our knowledge of the industry, we believe there is significant demand for interconnect products that provide high bandwidth and better overall performance in these markets.

Advantages of InfiniBand

        We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures by providing solutions for more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

  •
  Superior performance.  Compared to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the CPU of communication processing functions. InfiniBand is able to provide superior bandwidth and latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters and switches provide bandwidth up to 100Gb/s, with end-to-end latency lower than a microsecond. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

        The following table provides a bandwidth comparison of the various high-performance interconnect solutions.

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 10Gb/s	2Gb/s - 16Gb/s	1Gb/s - 100Gb/s	10Gb/s - 100Gb/s

        Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half that of tested Ethernet and proprietary solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the cloud, Web 2.0, storage and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and Ethernet solutions of 10Gb/s and faster, able to deliver lower latency than 1Gb/s Ethernet.

  •
  Reduced complexity.  While other interconnects require use of separate cables to connect servers, storage and communications infrastructure equipment, InfiniBand allows for the consolidation of multiple I/Os on a single cable or backplane interconnect, which is critical for blade servers and embedded systems. InfiniBand also consolidates the transmission of clustering, communications, storage and management data types over a single connection.

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

Our InfiniBand Solutions

        We provide comprehensive end-to-end 40/56/100Gb/s InfiniBand solutions, including switch and gateway ICs, adapter cards, switch, gateway and long-haul systems, cables, modules and software. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.

Our Ethernet Solutions

        Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a competitive and complete end-to-end 10/40/56Gb/s Ethernet solution for use in EDC, HPC, embedded environments, hyperscale Web 2.0 and cloud data centers. In addition, we provide 10/25/40/50/56/100Gb/s Ethernet NICs which incorporate the latest in Ethernet bandwidth standards. These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.

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

Our Strengths

        We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

  •
  We have expertise in developing high-performance interconnect solutions.  We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 247 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

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

Our Products

        We provide complete solutions which are based on and meet the specifications of the InfiniBand and Ethernet standards. Our InfiniBand products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, and SwitchX®-2, and Switch-IB™ product families) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), software, cables and modules. The last 4 generations of our adapters and cards (ConnectX®, ConnectX®-2,ConnectX®-3, ConnectX®-4 product families) support both the Ethernet and InfiniBand interconnect standards. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways to Fibre Channel. Our gateway devices support bridging capabilities from InfiniBand to Ethernet. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.

        We have registered "Mellanox" and its logo, "BridgeX", "Connect-IB", "ConnectX", "CoolBox", "CORE-Direct", "GPUDirect", "InfiniHost", "InfiniScale", "Kotura" and its logo, "Mellanox Federal Systems", "Mellanox ScalableHPC", "Mellanox Technologies Connect. Accelerate. Outperform", "MetroX", "MLNX-OS", "PhyX", "SwitchX", "TestX", "UFM", "Virtual Protocol Interconnect" and "Voltaire" and its logo as trademarks in the United States.

        We have trademark applications pending to register in the United States "Accelio", "CloudX" logo, "CompustorX", "ExtendX", "HPC-X", "InfiniBridge", "LinkX", "Mellanox Cloudrack", "Mellanox CloudX" and it logo, "Mellanox Hostdirect", "Mellanox Multi-host", "Mellanox Opencloud" and its logo, "Mellanox Open Ethernet", "Mellanox Peerdirect", "Mellanox Software Defined Storage", "Mellanox TuneX", "Mellanox Virtual Modular Switch", "MetroDX", "Open Ethernet" and its logo, "PlatformX", "PSiPHY", "SiPhy", "StoreX", "Switch-IB", "The Generation of Open Ethernet" and its logo, "TuneX" and "Unbreakable-Link".

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

        We provide our switch ICs to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our 6th generation switch IC (SwitchX-2) supports up to 56Gb/s InfiniBand and Ethernet throughput. Our 7th generation switch IC (Switch-IB) supports up to 100Gb/s InfiniBand throughput. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port.

        Our products generally vary by the number and performance of InfiniBand or Ethernet ports supported.

        We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.

        We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager ("UFM"), and MLNX-OS, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. In addition, we provide a full suite of acceleration software (Messaging Accelerator, ("VMA"), Fabric Collective Accelerator ("FCA"), and Unstructured Data Accelerator ("UDA"), that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.

        We provide an extensive selection of passive and active copper and optical cables and modules to enable InfiniBand and Ethernet connectivity at speeds up to 100Gb/s.

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

High-performance mixed-signal design

        One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper interconnects and cables or fiber optic interfaces for longer distance connections. We are the only company that has shipped field-proven integrated controller ICs that operate with a 26Gb/s SerDes over an eight meter InfiniBand copper cable. Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 26Gb/s SerDes I/O that is used in our ConnectX-4 adapter that supports InfiniBand and Ethernet and Switch-IB switch silicon that supports InfiniBand. Our 26Gb/s SerDes enables our ConnectX adapters to support 100Gb/s bandwidth (four 26Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space.

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

System hardware technology

        In addition to silicon technology, we also provide system hardware technology that enables us to build high-density high-performance network adapters and switch systems. Our technology delivers end-to-end solutions that maximize data throughput through a given media at minimal hardware or power cost at very low Bit Error Rate ("BER").

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

Customers

        HPC, cloud, Web 2.0 and embedded end-user markets for systems utilizing our products are mainly served by leading server, storage and communications infrastructure OEMs and original design manufacturers ("ODMs"). In addition, our customer base includes leading embedded systems OEMs that integrate computing, storage and communication functions that use high-performance interconnect solutions contained in a chassis which has been optimized for a particular environment.

        Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs and ODMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM and ODMs customers. A small number of customers account for a significant portion of our revenues. In the year ended December 31, 2014, sales to Dell accounted for 11% of our total revenues, sales to Hewlett-Packard accounted for 11% of our total revenues and sales to IBM accounted for 10% of our total revenues . In the year ended December 31, 2013, sales to IBM accounted for 17% of our total revenues and sales to Hewlett-Packard accounted for 13% of our total revenues. In the year ended December 31, 2012, sales to Hewlett-Packard accounted for 20% of our total revenues and sales to IBM accounted for 19% of our total revenues.

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

        To accelerate design and qualification of our products into our OEM customers' systems, and ultimately the deployment of our technology by our customers to end users, we have a field applications engineering, or ("FAE"), team and an internal support engineering team that provide direct technical support. In certain situations, our OEM customers will utilize our expertise to support their end-user customers jointly. Our technical support personnel have expertise in hardware and software, and have access to our development team to ensure proper service and support for our OEM customers. Our FAE team provides OEM customers with design reviews of their systems in addition to technical training on the technology we have implemented in our products.

        Our marketing team is responsible for creating and growing the brand of our company, product strategy and management, competitive analysis, marketing communications and raising the overall visibility of our company. The marketing team works closely with both the sales and research and development organizations to properly align development programs and product launches with market demands.

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

        We design our products with careful attention to quality, reliability, cost and performance requirements. We utilize a methodology called Customer Owned Tooling ("COT"), where we control and manage a significant portion of timing, layout design and verification in-house, before sending the semiconductor design to our third-party manufacturer. Although COT requires a significant up-front investment in tools and personnel, it provides us with greater control over the quality and reliability of our IC products, better product cost and superior time to market as opposed to relying on third-party verification services.

        In 2013, we extended our silicon design capabilities with the acquisition of IPtronics, which designs Trans Impedance Amplifiers and Laser drivers, and the acquisition of Kotura, a silicon photonics chip provider. Both companies provide Mellanox with greater depth and expertise relative to our interconnect solutions.

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

        Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $208.9 million in 2014, $169.4 million in 2013 and $138.3 million in 2012.

Manufacturing

        We depend on third-party vendors to manufacture, package, assemble and production test our products as we do not own or operate facilities for semiconductor fabrication, packaging or production testing, or for board, cable or system assembly. By outsourcing manufacturing, we are able to avoid the high cost associated with owning and operating our own facilities while managing flexible capacity. This allows us to focus our efforts on the design and marketing of our products.

        Manufacturing and Testing.    We use Taiwan Semiconductor Manufacturing Company, ("TSMC"), to manufacture and Advanced Semiconductor Engineering, ("ASE"), to assemble, package and production test our IC products. We use Flextronics International Ltd., Sanmina-SCI Corporation, A.L Electronics Engineering, Production Services, Ltd. and Universal Scientific Industrial Co., Ltd., ("USI"), to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.

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

Employees

        As of December 31, 2014, we had 1,549 full-time employees and 130 part-time employees, including 1,128 in research and development, 279 in sales and marketing, 182 in general and administrative and 90 in operations. 1,188 of our full-time employees and 127 of the part-time employees are located in Israel.

        Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Economy (formerly: the Ministry of Industry, Trade and Labor), which extends such collective bargaining agreements to Israeli employers. These provisions primarily concern the length of the workday, travel expended, and pension fund benefits for all employees. We generally provide our employees with benefits and working conditions above the required minimums.

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

        As of December 31, 2014, we had 199 issued patents in the United States, five issued patents in Israel and 43 issued patents in other countries. We had 120 patent applications pending in the United States and 37 patent applications pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition the lives of acquired patents may also be of shorter term depending upon their acquisition dates and the issued dates. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.

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
  power consumption and latency;

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

Risks Related to Our Business

         We have identified material weaknesses in our internal control over financial reporting as of December 31, 2014 and December 31, 2013. Our failure to establish and maintain effective internal control over financial reporting could result in material misstatements in our financial statements, our failure to meet our reporting obligations and cause investors to lose confidence in our reported financial information, which could in turn cause the trading price of our common stock to decline.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the chief executive officer ("CEO") and the chief financial officer ("CFO"), we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in "Internal Control—Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2014:

  •
  Control Environment—We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. As a result this contributed to the following material weaknesses in risk assessment and monitoring.

  •
  Risk Assessment—We did not appropriately design controls in response to the risk of misstatement. This material weakness contributed to the following control deficiencies, which are considered material weaknesses:

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

  •
  We did not design, document and maintain effective controls over access to the Company's financial applications and data. Specifically, access review controls were not effectively designed to validate that access to certain financial applications and data were adequately restricted, which impacted controls that were dependent on the effective operation of restricted access.

  •
  Monitoring—We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity,

    subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of the control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

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

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent material fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur significant expenses and to devote significant management resources to Section 404 compliance. In the event that our CEO, CFO or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market, which could reduce our share price.

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

        A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 11%, 11% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 62% of our revenues. For the year ended December 31, 2013, sales to IBM and Hewlett-Packard accounted for 17% and 13%, respectively, of our total revenues, while sales to our top ten customers accounted for 67% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

        Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market's perception of us. Competition for qualified engineers in the markets in which we operate is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and CEO and other senior executives. We do not have long-term employment contracts with our president and CEO, CFO or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace.

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

         We may be subject to disruptions or failures in information technology systems and network infrastructures, including theft, misuse of our electronic data or cyber-attacks, that could have a material adverse effect on us.

        We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold large amounts of data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, attempts by others that try to gain unauthorized access through the Internet to our information technology systems, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. These attempts may be the result of industrial or other espionage, or actions by hackers seeking to harm us, our products, or our end users. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business and financial condition.

        While we have implemented a number of protective measures, including firewalls, antivirus, patches, log monitors, routine back-ups, system audits, routine password modifications and disaster recovery procedures, such measures may not be adequate or implemented properly to prevent or fully address the adverse effect of such events, and in some cases we may be unaware of an incident or its magnitude and effects.

        In addition, our third-party subcontractors, including our foundries, test and assembly houses and distributors, have access to certain portions of our sensitive data. In the event that these subcontractors do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers, or theft, unauthorized use or publication of our trade secrets and other confidential business information as a result of such cyber threats, could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in research and development and marketing could be reduced; and third parties may assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Any such event could have a material adverse effect on our business, results of operations, and financial condition.

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

         We must comply with a variety of existing and future laws and regulations that could impose substantial costs on us and may adversely affect our business.

        We are subject to various state, federal and international laws and regulations governing the environment, including restricting the presence of certain substances in electronic products and making producers of those products financially responsible for the collection, treatment, recycling and disposal of those products. In addition, we are also subject to various industry requirements restricting the presence of certain substances in electronic products. Although our management systems are designed to maintain compliance, we cannot assure you that we have been or will be at all times in complete compliance with such laws and regulations. If we violate or fail to comply with any of them, a range of consequences could result, including fines, import/export restrictions, sales limitations, criminal and civil liabilities or other sanctions.

        We and our customers are also subject to various import and export laws and regulations. Government export regulations apply to the encryption or other features contained in some of our products. If we fail to continue to receive licenses or otherwise comply with these regulations, we may be unable to manufacture the affected products or ship these products to certain customers, or we may incur penalties or fines.

        There have also been regulations to improve transparency and accountability concerning the supply of minerals coming from the conflict zones in and around the Democratic Republic of Congo. The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of conflict minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices.

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

        The costs of complying with these laws could adversely affect our current or future business. In addition, future regulations may become more stringent or costly and our compliance costs and potential liabilities could increase, which may harm our current or future business.

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

        We derived 51%, 51% and 52% of our revenues in the years ended December 31, 2012, 2013 and 2014, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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

  •
  restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

  •
  foreign currency exchange risks;

  •
  fluctuations in freight rates and transportation disruptions;

  •
  political and economic instability;

  •
  variance and unexpected changes in local laws and regulations;

  •
  natural disasters and public health emergencies; and

  •
  trade and travel restrictions.

        A significant legal risk associated with conducting business internationally is compliance with various and differing anti-corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct and other policies prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices, including kick-backs to or from purely private parties. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of such laws and our related anti-corruption policies and procedures. Any such violation could have a material adverse effect on our business.

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

        We are incorporated in Israel. Three of our executive officers and three of our directors, one of whom is also an executive officer, are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Two of our executive officers and five of our directors are located in the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of the above persons in Israel.

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

        Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Economy (formerly the Ministry of Industry Trade and Labor) and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

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

        We have received grants from the government of Israel through the Office of the Chief Scientist of Israel's Ministry of Economy (the "OCS"), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the regulations, the OCS guidelines and the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.

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

        We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2014, our shares traded as low as $30.58 per share and as high as $46.96 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

        As of December 31, 2014, based on information filed with the SEC or reported to us, Oracle Corporation and certain entities affiliated with Fidelity Management & Research Company, Scopia Capital Management, LLC, The Bank of New York Mellon Corporation and AllianceBernstein L.P. beneficially owned an aggregate of approximately 35% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 41% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.

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

ITEM 1B—UNRESOLVED STAFF COMMENTS

        None.

ITEM 2—PROPERTIES

        As of December 31, 2014, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet))	655	85	16	756

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

        The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2014	High	Low
First quarter	$46.04	$33.07
Second quarter	$40.80	$30.58
Third quarter	$45.15	$33.33
Fourth quarter	$46.96	$39.21

2013	High	Low
First quarter	$65.77	$41.75
Second quarter	$63.09	$42.58
Third quarter	$54.89	$33.69
Fourth quarter	$42.45	$32.35

        As of February 9, 2015, we had approximately 185 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.

Share Performance Graph

        The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2009 and ends on December 31, 2014, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2009, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2009(*)	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Mellanox Technologies	100.00	138.54	172.00	314.35	211.59	226.20
NASDAQ Composite Index	100.00	116.91	114.81	133.07	184.06	208.71
Philadelphia Semiconductor Index	100.00	114.42	101.26	106.71	148.66	190.84

*
$100 invested on December 31, 2009 in shares or index-including reinvestment of dividends.

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

Recent Sales of Unregistered Securities

        None.

ITEM 6—SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2010, 2011 and 2012 and our consolidated statements of operations data for the years ended December 31, 2010 and 2011, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2014, as well the consolidated balance sheet data as of December 31, 2013 and 2014, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
	2014	2013(1)	2012	2011(2)	2010
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$463,649	$390,436	$500,275	$259,251	$154,640
Cost of revenues	148,672	134,282	157,736	91,988	40,526

Gross profits	314,977	256,154	342,539	167,263	114,114
Operating expenses:
Research and development	208,877	169,382	138,310	92,283	56,556
Sales and marketing	76,860	70,544	60,894	40,294	22,028
General and administrative	36,431	37,046	24,456	21,736	11,708

Total operating expenses	322,168	276,972	223,660	154,313	90,292
Income (loss) from operations	(7,191)	(20,818)	118,879	12,950	23,822
Other income (loss), net	1,449	1,228	1,259	759	(135)

Income (loss) before taxes on income	(5,742)	(19,590)	120,138	13,709	23,687
Provision for taxes on income	(18,267)	(3,752)	(8,187)	(3,375)	(9,763)

Net income (loss)	$(24,009)	$(23,342)	$111,951	$10,334	$13,924

Net income (loss) per share—basic	$(0.54)	$(0.54)	$2.71	$0.29	$0.41
Net income (loss) per share—diluted	$(0.54)	$(0.54)	$2.55	$0.27	$0.39
Shares used to compute net income (loss) per share	44,831	43,421	41,308	36,263	33,591
Shares used to compute diluted net income (loss) per share	44,831	43,421	43,901	38,562	35,483

	December 31,
	2014	2013(1)	2012	2011(2)	2010
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$51,326	$63,164	$117,054	$181,258	$107,994
Short-term investments	334,038	263,528	302,593	52,373	141,959
Working capital	398,862	352,161	433,404	252,274	266,009
Long-term assets	346,711	356,603	230,720	211,404	26,352
Total assets	$863,218	$806,826	$769,330	$530,030	$315,755
Short-term liabilities	117,645	98,062	105,206	66,352	23,394
Long-term liabilities	43,821	41,953	35,004	20,590	10,287
Total liabilities	$161,466	$140,015	$140,210	$86,942	$33,681
Total shareholders' equity	$701,752	$666,811	$629,120	$443,088	$282,074

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

Overview

  General

        We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), Web 2.0, storage, financial services, enterprise data center ("EDC") and cloud. These solutions increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

        We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters and 40Gb/s Ethernet switches to the market, and the only end-to-end 40 and 56Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 56Gb/s.

        As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by server vendors. We supply our products to leading storage and communications infrastructure equipment vendors. Additionally, our products are used as embedded solutions.

        Our revenues for the years ended December 31, 2014, 2013 and 2012 were $463.6 million, $390.4 million and $500.3 million, respectively. The year-over-year revenue increase in 2014 from 2013 was primarily due to higher sales of InfiniBand products into the HPC market, which benefitted from the CPU refresh cycle that started in the third quarter of 2014, as well as higher sales into the storage market and increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

        Revenues.    We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 62%, 67% and 74% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. Sales to customers representing 10% or more of revenues accounted for 32%, 30% and 39% of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

        We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs and boards, which generally yield higher gross margins than sales of switches and cables. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

  Operational expenses

        Research and development expenses.    Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, depreciation, amortization of intangibles, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products.

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

Taxes on Income

        Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. The corporate tax rate was increased to 26.5% in 2014.

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

  Distributor Revenue

        A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, we maintain accruals and allowances for price protection and cooperative marketing programs. We classify the costs of cooperative marketing programs based on the identifiable benefit received as either a reduction of revenue or an operating expense.

  Deferred Revenue and Income

        We defer revenue and income when advance payments are received from customers before performance obligations have been completed and/or services have been performed. Technical support services and extended warranty revenue is deferred and recognized ratably over the contract period which is typically one to three years.

  Shipping and Handling

        Costs incurred for shipping and handling expenses to customers are recorded as cost of revenues. To the extent these amounts are billed to the customer in a sales transaction, we record the shipping and handling fees as revenue.

  Allowance for doubtful accounts

        We estimate the allowance for doubtful accounts based on an assessment of the collectibility of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.7 and $0.6 million at December 31, 2014 and 2013, respectively. Our bad debt expense totaled approximately less than $0.1 million for the years ended December 31, 2014, 2013 and 2012.

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

  Short-term investments

        We classify short-term investments as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). We charge unrealized losses against net income when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

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

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. "Step one" of the goodwill impairment test requires us to estimate the fair value of the reporting units. "Step two" of the test is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2014, our qualitative assessment of goodwill impairment indicated that goodwill was not impaired.

        Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and in-process research and development, ("IPR&D"). We amortize the finite lived intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, we impair the related IPR&D asset.

        Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2014, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.

  Investments in privately-held companies

        As of December 31, 2014, we held $10.7 million of investments in privately-held companies. We account for these investments under the cost method, reduced by any impairment write-downs, because we do not have the ability to exercise significant influence over the operating and financial policies of these companies. To determine if an investment is recoverable, we monitor the investments and if facts and circumstances indicate the investment may be impaired, conduct an impairment test. The impairment test considers multiple factors including a review of the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.

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

        We base our estimate of expected volatility on the historical volatility of our shares. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options in fiscal year 2014 was approximately 5.77 years.

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

Results of Operations

        The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
Total revenues	100%	100%	100%
Cost of revenues	(32)	(34)	(32)

Gross profit	68	66	68

Operating expenses:
Research and development	45	43	27
Sales and marketing	16	18	12
General and administrative	8	10	5

Total operating expenses	69	71	44

Income (loss) from operations	(1)	(5)	24
Other income, net	—	—	—
Provision for taxes on income	(4)	(1)	(2)

Net income (loss)	(5)	(6)	22

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 and Year Ended December 31, 2013 to the Year Ended December 31, 2012

  Revenues.

        The following tables represent our total revenues for the years ended December 31, 2014 and 2013 by product type and interconnect protocol:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
ICs	$70,840	15.3	$56,817	14.5
Boards	147,738	31.8	119,399	30.6
Switch systems	147,403	31.8	145,184	37.2
Cables, accessories and other	97,668	21.1	69,036	17.7

Total revenue	$463,649	100.0	$390,436	100.0

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$264,785	57.1	$200,300	51.3
QDR	56,711	12.2	86,784	22.2
DDR/SDR	16,179	3.5	21,211	5.4

Total	337,675	72.8	308,295	78.9
Ethernet	83,470	18.0	52,908	13.6
Other	42,504	9.2	29,233	7.5

Total revenue	$463,649	100.0	$390,436	100.0

        Revenues were $463.6 million for the year ended December 31, 2014 compared to $390.4 million for the year ended December 31, 2013, representing an increase of approximately 19%. The year-over-year revenue increase in 2014 from 2013 was primarily due to higher sales of InfiniBand products into the HPC market, which benefitted from the CPU refresh cycle that started in the third quarter of 2014, as well as higher sales into the storage market and increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets. Revenues from Infiniband FDR products increased as customers continued transitioning from QDR and lower data rate to the latest generation products. The increase in Other product revenues was primarily due to higher cable and component sales. The 2014 revenues are not necessarily indicative of future results.

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

        Revenues were $390.4 million for the year ended December 31, 2013 compared to $500.3 million for the year ended December 31, 2012, representing a decrease of approximately 22%. The year-over-year revenue decrease from sales of Infiniband products was primarily due to increased revenues in 2012 related to pent-up demand associated with the launch of Romley and Sandy Bridge platforms by Intel Corporation. In addition, our revenues in 2013 were negatively impacted by the weaker demand environment and a build-up of inventory at an OEM customer. Revenues in all of our product types declined. The revenues for the higher bandwidth FDR InfiniBand products as a percentage of revenue increased to 51% while the lower bandwidth InfiniBand products revenues declined as a percentage of revenues due to increased adoption of the fastest product generation. Our Ethernet revenues also grew year-over-year primarily due to increased adoption of our products within the Web 2.0 market. The increase in other product revenues is explained by higher software and services revenues as well as sales by Kotura and IPtronics from their respective acquisition dates.

        Gross Profit and Margin.    Gross profit was $315.0 million for the year ended December 31, 2014 compared to $256.2 million for the year ended December 31, 2013, representing an increase of approximately 23%. As a percentage of revenues, gross margin increased to 67.9% in the year ended December 31, 2014 from approximately 65.6% in the year ended December 31, 2013. The gross margin percentage increase was mainly due to lower warranty expenses of $7.6 million and lower amortization expenses of $5.6 million related to intangible assets from the acquisition of Voltaire Ltd. Gross margin for 2014 is not necessarily indicative of future results.

        Gross profit was $256.2 million for the year ended December 31, 2013 compared to $342.5 million for the year ended December 31, 2012, representing a decrease of approximately 25%. As a percentage of revenues, gross margin decreased to 65.6% in the year ended December 31, 2013 from approximately 68.5% in the year ended December 31, 2012. The gross margin percentage decrease was mainly due to product mix and increased warranty expenses associated with our expansion into new markets. Specifically, the portion of revenues attributed to ICs and boards declined in 2013 while the portion of revenues attributable to switch systems, cables and other product types increased. We garnish higher gross margins on sales of ICs and boards than the other product types. In addition, gross profit in 2013 was impacted by higher amortization of acquired intangible assets from the Kotura and IPtronics acquisitions in the amount of $3.4 million and acquisition related charges of $0.9 million.

  Research and Development.

        The following table presents details of our research and development expenses for the periods indicated:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$105,376	22.7%	$84,261	21.6%	$76,194	15.2%
Share-based compensation	26,979	5.8%	25,956	6.6%	19,356	3.9%
Development and tape-out costs	28,443	6.2%	21,337	5.5%	16,545	3.3%
Other	48,079	10.4%	37,828	9.6%	26,215	5.2%

Total Research and development	$208,877	45.1%	$169,382	43.3%	$138,310	27.6%

        Research and development expenses were $208.9 million for the year ended December 31, 2014 compared to $169.4 million for the year ended December 31, 2013, representing an increase of $39.5 million, or approximately 23%, $14.7 million of which related to the Kotura and IPtronics acquisitions. In particular, 2014 had the entire year of expenses related to these acquisitions compared to approximately one and a half quarters of expenses for Kotura and a half year for IPtronics in 2013.

The increase in salaries and benefits and share-based compensation was primarily attributable to increased expenses related to the Kotura and IPtronics acquisitions. In addition, the increase in salaries and benefits expenses was also attributable to head count additions and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to increased tape-out costs, higher equipment expenses and software costs. The increase in other research and development costs was primarily attributable to higher amortization expenses of acquired intangibles, higher professional services expenses, as well as increased facilities and maintenance expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.

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

  Sales and Marketing.

        The following table presents details of our sales and marketing expenses for the periods indicated:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$43,550	9.4%	$39,252	10.0%	$31,433	6.3%
Share-based compensation	9,755	2.1%	9,198	2.4%	8,055	1.6%
Trade shows and promotions	10,033	2.2%	10,456	2.7%	11,111	2.2%
Other	13,522	2.9%	11,638	2.9%	10,295	2.1%

Total Sales and marketing	$76,860	16.6%	$70,544	18.0%	$60,894	12.2%

        Sales and marketing expenses were $76.9 million for the year ended December 31, 2014 compared to $70.5 million for the year ended December 31, 2013, representing an increase of $6.3 million, or approximately 9%, $1.3 million of which related to the Kotura, and IPtronics acquisitions. In particular, 2014 had the entire year of expenses related to these acquisitions compared to approximately one and a half quarters of expenses for Kotura and a half year for IPtronics in 2013. The increase in salaries and benefits and share-based compensation was primarily attributable to increased expenses related to the Kotura and IPtronics acquisitions. In addition, the increase in salaries and benefits expenses was also attributable to head count additions and higher accrued bonuses under our annual discretionary bonus award program. The decrease in trade show and promotion costs was primarily due to a decrease in professional services expenses. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses of acquired intangible assets, as well an increase in facilities and maintenance costs.

        Sales and marketing expenses were $70.5 million for the year ended December 31, 2013 compared to $60.9 million for the year ended December 31, 2012, representing an increase of approximately 16%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, including those associated with the Kotura and IPtronics acquisitions, partially offset by lower accrued bonuses under our annual discretionary bonus award program. The decrease in trade show and promotion costs was primarily due to lower advertising expenses, lower external sales commission and decreased equipment expenses. The increase in other sales and marketing costs was primarily attributable to higher facilities, depreciation, higher amortization expenses of acquired intangible assets and acquisition related charges.

  General and Administrative.

        The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Salaries and benefits	$12,181	2.7%	$11,617	3.0%	$10,343	2.1%
Share-based compensation	8,339	1.8%	8,156	2.0%	5,987	1.2%
Professional services	11,229	2.4%	13,964	3.6%	5,232	1.0%
Other	4,682	1.0%	3,309	0.9%	2,894	0.6%

Total General and administrative	$36,431	7.9%	$37,046	9.5%	$24,456	4.9%

        General and administrative expenses were $36.4 million for the year ended December 31, 2014 compared to $37.0 million for the year ended December 31, 2013, representing a decrease of $0.6 million, or approximately 2%. The decrease in general and administrative expenses was primarily due to lower professional services expenses of $2.7 million associated with legal proceedings and acquisitions which was partially offset by $0.9 million higher facilities and depreciation expenses and $0.9 million other expenses attributed to the Kotura and IPtronics acquisitions. The increase in salaries and benefits expenses was primarily related to headcount additions and higher accrued bonuses under our annual discretionary bonus award program.

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

  Share-based Compensation Expense.

        The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cost of goods sold	$2,162	$1,828	$1,621
Research and development	26,979	25,956	19,356
Sales and marketing	9,755	9,198	8,055
General and administrative	8,339	8,156	5,987

	$47,235	$45,138	$35,019

        The amount of unearned share-based compensation currently estimated to be expensed from 2015 through 2018 related to unvested share-based payment awards at December 31, 2014 is $74.5 million. Of this amount, $37.0 million, $23.4 million, $10.8 million and $3.3 million are currently estimated to be recorded in 2015, 2016, 2017 and 2018, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 1.97 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.

        Other Income (Loss), Net.    Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments and foreign currency exchange gains and losses. Other income, net was $1.4 million for the year ended December 31, 2014 compared to $1.2 million for the year ended December 31, 2013.

        Other income, net was $1.2 million for the year ended December 31, 2013 compared to $1.3 million for the year ended December 31, 2012.

        Provision for Taxes on Income.    Our tax expense was $18.3 million for the year ended December 31, 2014 as compared to $3.8 million for the year ended December 31, 2013. Our effective tax rates were (318.1)% and (19.2)% for 2014 and 2013, respectively. The difference between our effective tax rates for the year ended December, 2014 and the 35% federal statutory rate resulted primarily from the establishment of a valuation allowance of $17.2 million against deferred tax assets in U.S. income tax jurisdictions in the fourth quarter of 2014 as we believed these assets are not more likely than not to be realized based upon consideration of the available positive and negative evidence. In reaching this conclusion, objective and verifiable negative evidence related to current and historical cumulative losses in US income tax jurisdictions outweighed available positive evidence in our consideration of the realizability of the related deferred tax assets. The effective tax rate was also affected by the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in the amount of $5.0 million, partially offset by foreign earnings taxed at rates lower than the federal statutory rates. The Israeli tax holidays resulted in cash tax savings of $6.9 million, $6.4 million and $33.2 million in 2014, 2013 and 2012, respectively.

        Our tax expense was $3.8 million for the year ended December 31, 2013 as compared to $8.2 million for the year ended December 31, 2012. Our effective tax rates were (19.2)% and 6.8% for 2013 and 2012, respectively. The difference between the Company's effective tax rates for the year ended December, 2013 and the 35% federal statutory rate resulted primarily from losses of $17.0 million generated from non-U.S. subsidiaries without tax benefit, along with non-tax-deductible expenses of $1.2 million, and the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in the amount of $2.4 million, partially offset by foreign earnings taxed at rates lower than the federal statutory rates. The Israeli tax holidays resulted in cash tax savings of $6.4 million and $33.2 million in 2013 and 2012, respectively.

Liquidity and Capital Resources

        Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2014, our principal source of liquidity consisted of cash and cash equivalents of $51.3 million and short-term investments of $334.0 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions. We are an Israeli company and as of December 31, 2014 our subsidiaries outside of Israel held approximately $25.1 million in cash and cash equivalents and short term investments.

        Our cash position, short-term investments, restricted cash and working capital at December 31, 2014 and December 31, 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$51,326	$63,164
Short-term investments	334,038	263,528
Restricted cash, current	3,604	—
Restricted cash, long-term	—	3,514

Total	$388,968	$330,206

Working capital	$398,862	$352,161

        Our ratio of current assets to current liabilities decreased to 4.4:1 at December 31, 2014 from 4.6:1 at December 31, 2013.

  Operating Activities

        Net cash provided by our operating activities amounted to $80.1 million in the year ended December 31, 2014. Net cash provided by operating activities was attributable to net loss of $24.0 million adjusted by net non-cash items of $99.8 million and changes in assets and liabilities of $4.3 million. Non-cash expenses consisted primarily of $46.9 million of share-based compensation, net of excess tax benefits, and $38.7 million for depreciation and amortization, deferred income taxes of $13.8 million and losses on investments of $0.4 million. The $4.3 million cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $9.7 million primarily due to the timing of payments, an increase of $6.5 million in accrued liabilities and decreases in accounts receivable of $5.4 million primarily due to timing of sales and improved collectibility, partially offset by an increase in inventories of $9.6 million as a result of our effort to fulfill forecasted sales and an increase in prepaid expenses and other assets of $7.7 million.

        Net cash provided by our operating activities amounted to $51.9 million in the year ended December 31, 2013. Net cash provided by operating activities was attributable to net loss of $23.3 million adjusted by net non-cash items of $75.7 million partially offset by changes in assets and liabilities of $0.5 million. Non-cash expenses consisted primarily of $42.5 million of share-based compensation, net of excess tax benefits, and $35.6 million for depreciation and amortization, partially offset by deferred income taxes of $1.2 million and gains on investments of $1.2 million. The $0.5 million cash outflow from changes in assets and liabilities resulted from an increase in accounts receivable of $9.5 million primarily due to higher sales in the last month of the year and a decrease in accounts payable of $4.4 million primarily due to timing of payments during the year, partially offset by a decrease in inventories of $9.5 million as a result of our effort to reduce inventory levels, an increase of $2.6 million in accrued liabilities and a decrease in prepaid expenses and other assets of $1.4 million.

  Investing Activities

        Net cash used in investing activities was $107.7 million in the year ended December 31, 2014. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $71.3 million, purchases of property and equipment of $29.9 million, and equity investments in private companies of $5.7 million.

        Net cash used in investing activities was $121.9 million in the year ended December 31, 2013. Cash used in investing activities was primarily attributable to the acquisitions of Kotura and IPtronics in the amount of $123.5 million, purchases of property and equipment of $30.9 million, purchases of intangible assets of $7.4 million and an equity investment in private companies of $3.1 million partially offset by net sales and maturities of short-term investments of $40.4 million and a decrease in restricted cash deposits by $3.5 million.

  Financing Activities

        Net cash provided by financing activities was $15.7 million in the year ended December 31, 2014. Cash provided by financing activities was primarily due to proceeds of $16.8 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $0.3 million, partially offset by principal payments on capital lease obligations of $1.4 million.

        Net cash provided by financing activities was $16.2 million in the year ended December 31, 2013. Cash provided by financing activities was primarily due to proceeds of $14.6 million from share option exercises and purchases pursuant to our employee share purchase plan, and an excess tax benefit from share-based compensation of $2.7 million, partially offset by principal payments on capital lease obligations of $1.1 million.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$1,627	$1,115	$512	$—	$—
Non-cancelable operating lease commitments	44,270	15,253	16,417	7,721	4,879
Purchase commitments	67,861	67,695	166	—	—

Total	$113,758	$84,063	$17,095	$7,721	$4,879

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

        The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2014, our unrecognized tax benefits totaled $18.0 million, which would reduce our income tax expense and effective tax rate, if recognized.

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

Off-Balance Sheet Arrangements

        As of December 31, 2014, we did not have any off-balance sheet arrangements.

Impact of Currency Exchange Rates

        Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, ("NIS"). We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2014, we used foreign currency derivative contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with gains or losses recorded as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. The ineffective portion of a derivative's change in fair value is immediately recognized in other income, net. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest rate fluctuation risk

        We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average maturity of 13 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

        To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.4 million at December 31, 2014. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month of December 31, 2014, approximately $12.2 million of our monthly operating expenses were denominated in NIS. As of December 31, 2014, we had derivative contracts in place that hedged future operating expenses of approximately 344.3 million NIS, or approximately $88.5 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

Summary Quarterly Data—Unaudited

	Q4	Q3(**)	Q2(**)	Q1(**)	Q4(*)	Q3(*)	Q2	Q1
	2014	2014	2014	2014	2013	2013	2013	2013
	(in thousands, except per share data)
Total revenues	$141,116	$120,708	$102,823	$99,002	$105,560	$103,630	$98,342	$82,904
Cost of revenues	41,131	39,377	34,433	33,731	36,625	36,746	32,174	28,737

Gross profit	99,985	81,331	68,390	65,271	68,935	66,884	66,168	54,167
Operating expenses:
Research and development	56,814	54,220	49,506	48,337	47,884	44,607	38,742	38,149
Sales and marketing	19,995	18,863	18,723	19,279	19,155	18,204	16,771	16,414
General and administrative	9,570	9,185	9,461	8,215	9,853	9,674	10,034	7,485

Total operating expenses	86,379	82,268	77,690	75,831	76,892	72,485	65,547	62,048

Income (loss) from operations	13,606	(937)	(9,300)	(10,560)	(7,957)	(5,601)	621	(7,881)
Other income, net	497	361	357	234	301	482	232	213

Income (loss) before taxes on income	14,103	(576)	(8,943)	(10,326)	(7,656)	(5,119)	853	(7,668)
Provision for taxes on income	(18,856)	1,167	76	(654)	340	(1,080)	(2,258)	(754)

Net income (loss)	$(4,753)	$591	$(8,867)	$(10,980)	$(7,316)	$(6,199)	$(1,405)	$(8,422)

Net income (loss) per share—basic	$(0.10)	$0.01	$(0.20)	$(0.25)	$(0.17)	$(0.14)	$(0.03)	$(0.20)
Net income (loss) per share—diluted	$(0.10)	$0.01	$(0.20)	$(0.25)	$(0.17)	$(0.14)	$(0.03)	$(0.20)

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

(**)
Quarterly results have been revised from those originally reported to correct immaterial errors. We have revised our previously-issued financial statements to correct errors identified primarily related to our accounting for liabilities for warranty, certain purchase orders, distributor price adjustment claims and the purchase price allocation for our acquisitions of Kotura and IPtronics. The tables below reconcile originally reported amounts to these revised results:

	Quarter Ended September 30, 2014(*)
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$120,708	$—	$120,708
Cost of revenues	39,540	(163)	39,377

Gross profit	81,168	163	81,331
Operating expenses:
Research and development	54,220	—	54,220
Sales and marketing	18,863	—	18,863
General and administrative	9,185	—	9,185

Total operating expenses	82,268	—	82,268

Loss from operations	(1,100)	163	(937)
Other income, net	361	—	361

Loss before taxes on income	(739)	163	(576)
Benefit from taxes on income	1,167	—	1,167

Net income	$428	$163	$591

Net income per share—basic	$0.01	—	$0.01
Net income per share—diluted	$0.01	—	$0.01

	Quarter Ended June 30, 2014
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$102,574	$249	$102,823
Cost of revenues	34,292	141	34,433

Gross profit	68,282	108	68,390
Operating expenses:
Research and development	49,506	—	49,506
Sales and marketing	18,723	—	18,723
General and administrative	9,461	—	9,461

Total operating expenses	77,690	—	77,690

Loss from operations	(9,408)	108	(9,300)
Other income, net	357	—	357

Loss before taxes on income	(9,051)	108	(8,943)
Benefit from taxes on income	76	—	76

Net loss	$(8,975)	$108	$(8,867)

Net loss per share—basic	$(0.20)	—	$(0.20)
Net loss per share—diluted	$(0.20)	—	$(0.20)

	Quarter Ended March 31, 2014
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$98,705	$297	$99,002
Cost of revenues	33,819	(88)	33,731

Gross profit	64,886	385	65,271
Operating expenses:
Research and development	48,337	—	48,337
Sales and marketing	19,279	—	19,279
General and administrative	8,215	—	8,215

Total operating expenses	75,831	—	75,831

Loss from operations	(10,945)	385	(10,560)
Other income, net	234	—	234

Loss before taxes on income	(10,711)	385	(10,326)
Provision for taxes on income	(654)	—	(654)

Net loss	$(11,365)	$385	$(10,980)

Net loss per share—basic	$(0.26)	0.01	$(0.25)
Net loss per share—diluted	$(0.26)	0.01	$(0.25)

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A—CONTROLS AND PROCEDURES

  Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2014. Per this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2014 because of the material weaknesses in our internal control over financial reporting described below. The material weaknesses described below also existed as of March 31, 2014, June 30, 2014 and September 30, 2014. As a result, our CEO and CFO have concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2014, June 30, 2014 or September 30, 2014. Notwithstanding the material weaknesses described below, our management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

  Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria established in "Internal Control—Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

        Management has identified the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2014:

  •
  Control Environment—We did not maintain an effective control environment as we lacked sufficient oversight of activities related to our internal control over financial reporting. In addition, we did not maintain a sufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with our financial reporting requirements. As a result this contributed to the following material weaknesses in risk assessment and monitoring.

  •
  Risk Assessment—We did not appropriately design controls in response to the risk of misstatement. This material weakness contributed to the following control deficiencies, which are considered material weaknesses:

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

    •
    We did not design, document and maintain effective controls over access to the Company's financial applications and data. Specifically, access review controls were not effectively designed to validate that access to certain financial applications and data were adequately restricted, which impacted controls that were dependent on the effective operation of restricted access.

  •
  Monitoring—We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of the control activities due to an insufficient complement of personnel with an appropriate level of experience, training and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

        While these material weaknesses did not result in any material misstatement of our historical financial statements, they did result in adjustments to the accounting for business combinations, net revenue, accounts receivable, accrued liabilities, cost of revenues, and operating expenses and revisions to our consolidated financial statements for fiscal years 2013 and 2012, and interim periods in 2014, 2013 and 2012. Additionally, these material weaknesses could result in a misstatement of the account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part IV, Item 15 of this Annual Report.

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

  •
  Devoted substantial effort in performing a comprehensive risk assessment process to identify, design, implement, and re-evaluate our control activities related to internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities;

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

  Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the Company's fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2014, and is incorporated in this report by reference.

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

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)   Documents filed as part of this report.

        1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:

        2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	115

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also, in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to deficiencies in the control environment due to the lack of sufficient oversight of activities related to internal control over financial reporting and an insufficient complement of personnel with an appropriate level of knowledge, experience and training in internal control over financial reporting commensurate with the financial reporting requirements of the Company; deficiencies in risk assessment as the Company did not design controls in response to the risk of misstatement; and deficiencies in monitoring as the Company did not design and maintain effective controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. The risk assessment material weakness contributed to additional material weaknesses as the Company did not design, document and maintain effective controls over the period-end financial reporting process, the accounting for revenue and related accounts receivables, the accounting for inventory and related cost of sales accounts, and access to financial applications and data. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 27, 2015

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$51,326	$63,164
Short-term investments	334,038	263,528
Restricted cash	3,604	—
Accounts receivable, net	64,922	69,480
Inventories	44,470	36,470
Deferred taxes and other current assets	18,147	17,581

Total current assets	516,507	450,223

Property and equipment, net	78,827	71,915
Severance assets	9,474	10,630
Intangible assets, net	42,067	54,249
Goodwill	200,743	199,196
Deferred taxes and other long-term assets	15,600	20,613

Total assets	$863,218	$806,826

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,811	$29,964
Accrued liabilities	61,974	51,011
Deferred revenue	14,758	15,710
Capital lease liabilities, current	1,102	1,377

Total current liabilities	117,645	98,062

Accrued severance	11,850	13,418
Deferred revenue	8,942	9,045
Capital lease liabilities	494	1,600
Other long-term liabilities	22,535	17,890

Total liabilities	161,466	140,015

Commitments and Contingencies (Note 9)
Shareholders' equity
Ordinary shares: NIS 0.0175 par value, 137,143 shares authorized, 45,488 and 43,999 shares issued and outstanding at December 31, 2014 and 2013, respectively	192	185
Additional paid-in capital	615,148	550,795
Accumulated other comprehensive income (loss)	(4,020)	1,390
Retained earnings	90,432	114,441

Total shareholders' equity	701,752	666,811

Total liabilities and shareholders' equity	$863,218	$806,826

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Total revenues	$463,649	$390,436	$500,275
Cost of revenues	148,672	134,282	157,736

Gross profit	314,977	256,154	342,539

Operating expenses:
Research and development	208,877	169,382	138,310
Sales and marketing	76,860	70,544	60,894
General and administrative	36,431	37,046	24,456

Total operating expenses	322,168	276,972	223,660

Income (loss) from operations	(7,191)	(20,818)	118,879
Other income, net	1,449	1,228	1,259

Income (loss) before taxes on income	(5,742)	(19,590)	120,138
Provision for taxes on income	(18,267)	(3,752)	(8,187)

Net income (loss)	$(24,009)	$(23,342)	$111,951

Net income (loss) per share—basic	$(0.54)	$(0.54)	$2.71

Net income (loss) per share—diluted	$(0.54)	$(0.54)	$2.55

Shares used in computing net income (loss) per share:
Basic	44,831	43,421	41,308
Diluted	44,831	43,421	43,901

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income (loss)	$(24,009)	$(23,342)	$111,951
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net (net of tax effect of $138, $2, $0)	(368)	142	(133)
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $0, $28, $0)	(5,042)	(1,546)	4,091

Other comprehensive income (loss)	(5,410)	(1,404)	3,958

Total comprehensive income (loss), net of tax	$(29,419)	$(24,746)	$115,909

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Ordinary Shares			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Retained Earnings	Total Shareholders' Equity
	Shares	Amount
	(In thousands, except share data)
Balance at December 31, 2011	39,735,042	$165	$418,255	$(1,164)	$25,832	$443,088

Net income	—	—	—	—	111,951	111,951
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Unrealized gains on derivative contracts, net of taxes	—	—	—	4,091	—	4,091

Comprehensive net income	—	—	—	—	—	115,909
Share-based compensation	—	—	35,019	—	—	35,019
Exercise of share awards	2,641,607	12	23,676	—	—	23,688
Issuance of shares pursuant to employee share purchase plan	219,613	1	6,274	—	—	6,275
Income tax benefit from share options exercised	—	—	5,141	—	—	5,141

Balance at December 31, 2012	42,596,262	$178	$488,365	$2,794	$137,783	$629,120

Net loss	—	—	—	—	(23,342)	(23,342)
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	142	—	142
Unrealized losses on derivative contracts, net of taxes	—	—	—	(1,546)	—	(1,546)

Comprehensive net income(loss)	—	—	—	—	—	(24,746)
Share-based compensation	—	—	45,138	—	—	45,138
Exercise of share awards	1,154,672	5	5,299	—	—	5,304
Issuance of shares pursuant to employee share purchase plan	248,486	2	9,331	—	—	9,333
Income tax benefit from share options exercised	—	—	2,662	—	—	2,662

Balance at December 31, 2013	43,999,420	$185	$550,795	$1,390	$114,441	$666,811

Net loss	—	—	—	—	(24,009)	(24,009)
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(368)	—	(368)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(5,042)	—	(5,042)

Comprehensive net income(loss)	—	—	—	—	—	(29,419)
Share-based compensation	—	—	47,235	—	—	47,235
Exercise of share awards	1,093,429	5	4,842	—	—	4,847
Issuance of shares pursuant to employee share purchase plan	394,915	2	11,934	—	—	11,936
Income tax benefit from share options exercised	—	—	342	—	—	342

Balance at December 31, 2014	45,487,764	$192	$615,148	$(4,020)	$90,432	$701,752

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(24,009)	$(23,342)	$111,951
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,671	35,646	23,868
Deferred income taxes	13,832	(1,240)	(3,454)
Share-based compensation	47,235	45,138	35,019
(Gain) loss on investments, net	425	(1,219)	(896)
Excess tax benefit from share-based compensation	(342)	(2,662)	(5,141)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	5,421	(9,500)	(8,585)
Inventories	(9,624)	9,472	(19,436)
Prepaid expenses and other assets	(7,687)	1,414	(3,239)
Accounts payable	9,659	(4,447)	3,430
Accrued liabilities and other liabilities	6,549	2,610	48,972

Net cash provided by operating activities	80,130	51,870	182,489

Cash flows from investing activities:
Acquisitions, net of cash acquired of $2,464	(2,253)	(123,519)	—
Purchase of severance-related insurance policies	(777)	(849)	(783)
Purchase of short-term investments	(307,924)	(200,377)	(328,998)
Proceeds from sales of short-term investments	158,054	122,997	14,860
Proceeds from maturities of short-term investments	78,567	117,806	64,683
Purchase of property and equipment	(29,924)	(30,911)	(30,544)
Decrease in restricted cash deposit	—	3,468	1,327
Purchase of intangible assets	—	(7,440)	—
Purchase of equity investments in private companies	(3,455)	(3,123)	(1,424)

Net cash used in investing activities	(107,712)	(121,948)	(280,879)

Cash flows from financing activities:
Principal payments on capital lease obligations	(1,381)	(1,111)	(918)
Proceeds from exercise of share awards	16,783	14,637	29,963
Excess tax benefit from share-based compensation	342	2,662	5,141

Net cash provided by financing activities	15,744	16,188	34,186

Net decrease in cash and cash equivalents	(11,838)	(53,890)	(64,204)
Cash and cash equivalents at beginning of period	63,164	117,054	181,258

Cash and cash equivalents at end of period	$51,326	$63,164	$117,054

Supplemental disclosures of cash flow information
Interest paid	$31	$57	$—

Income taxes paid	$913	$1,305	$852

Supplemental disclosure of noncash investing and financing activities
Software acquired under capital leases	$—	$—	$4,428

Unpaid property and equipment	$5,121	$3,326	$3,869

Transfer from inventory to property and equipment	$1,624	$1,837	$1,073

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

        On July 1, 2014, the Company completed its acquisition of Integrity Project, Ltd. ("Integrity"), a privately held company. The consolidated financial statements include the results of operations of Integrity commencing as of the acquisition date.

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

  Cash and cash equivalents

        The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks, money market funds, U.S. government agency discount notes, municipal bonds, foreign government bonds, corporate bonds and commercial paper.

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

  Restricted cash and deposits

        The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $3.6 million at December 31, 2014, designated for contingent payments related to acquisitions. At December 31, 2013, the restricted cash balance was $3.5 million and was classified as other long-term assets.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Derivatives

        The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company enters into derivative instruments designated as cash flow hedges. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated OCI, and subsequently reclassified into earnings when the hedged exposure affects earnings. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from the Company's hedge effectiveness, is recognized as other income, net immediately.

        The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into derivative contracts to manage its exposure to changes in the exchange rate of the NIS against the U.S. dollar. The Company's primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored on an ongoing basis.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2014	2013	2012
Hewlett-Packard	11%	13%	20%
Dell	11%	*	*
IBM	10%	17%	19%

*
Less than 10%

        The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2014	December 31, 2013
Hewlett Packard	17%	12%
IBM	11%	11%
Ingram Micro	10%	*

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

  Property and equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three to five years for computers, software license rights and other electronic equipment, and seven to fifteen years for office furniture and equipment. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.

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

  Goodwill and intangible assets

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. "Step one" of the goodwill impairment test requires the Company to estimate the fair value of the reporting unit "Step two" of the test is only performed if a potential impairment exists in "step one" and involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2014, the Company's qualitative assessment of goodwill impairment indicated that goodwill was not impaired.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        Intangible assets primarily represent acquired intangible assets including developed technology, customer relationships and IPR&D. The Company amortizes its finite lived intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would impair the related IPR&D asset.

        Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2014, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.

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

  Impairment of long-lived assets

        Long-lived assets include equipment and furniture and fixtures and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.

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

  Distributor Revenue

        A portion of the Company's sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, the Company maintains accruals and allowances for price protection and cooperative marketing programs. The Company classifies the costs of cooperative marketing programs based on the identifiable benefit received as either a reduction of revenue, a cost of revenues or an operating expense.

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

  Product warranty

        The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

future periods. Changes in the Company's liability for product warranty during the years ended December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
	(In thousands)
Balance, beginning of the period	$3,633	$4,318
New warranties issued during the period	3,072	8,584
Reversal of warranty reserves	(197)	—
Settlements during the period	(4,576)	(9,269)

Balance, end of the period	$1,932	$3,633

Less: long term portion of product warranty liability	(424)	(424)

Balance, end of the period	$1,508	$3,209

  Research and development

        Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred.

  Advertising

        Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $0.7 million, $0.9 million and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

        The Company bases its estimate of expected volatility on the of historical volatility of the Company's shares. The Company calculates the expected term of its option awards using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted option awards in 2014 was approximately 5.77 years.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

  Comprehensive income (loss)

        Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2014 and 2013, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gains (losses) on available-for-sale securities and derivative instruments was $0.1 million at December 31, 2014 and was immaterial for 2013.

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

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income (loss)	$(24,009)	$(23,342)	$111,951
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	44,831	43,421	41,308
Dilutive effect of employee share option and purchase plan	—	—	2,593

Shares used to compute diluted net income (loss) per share	44,831	43,421	43,901

Net income (loss) per share—basic	$(0.54)	$(0.54)	$2.71

Net income (loss) per share—diluted	$(0.54)	$(0.54)	$2.55

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

        The Company excluded 0.7 million, 0.8 million and 0.3 million outstanding shares for the years ended December 31, 2014, 2013 and 2012, respectively, from the computation of diluted net income per share because including them would have had an anti-dilutive effect.

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

  Recent accounting pronouncements

        Effective January 1, 2014, the Company adopted the authoritative guidance, issued by the Financial Accounting Standards Board ("FASB") in July 2013, which requires that an unrecognized tax benefit, or portion of an unrecognized tax benefit, be presented as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. If an applicable deferred tax asset is not available or a company does not expect to use the applicable deferred tax asset, the unrecognized tax benefit should be presented as a liability in the financial statements and should not be

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

combined with an unrelated deferred tax asset. The adoption of this guidance had no significant impact on the Company's consolidated financial statements.

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

        In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new standard will be effective for the Company for the fiscal year ending December 31, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2014	December 31, 2013
	(In thousands)
Accounts receivable, net:
Accounts receivable	$65,594	$70,119
Less: allowance for doubtful accounts	(672)	(639)

	$64,922	$69,480

Inventories:
Raw materials	$5,725	$4,385
Work-in-process	13,874	12,694
Finished goods	24,871	19,391

	$44,470	$36,470

Deferred taxes and other current assets:
Prepaid expenses	$8,040	$5,929
Derivative contracts receivable	—	1,396
Deferred taxes	2,271	7,336
VAT receivable	6,117	1,900
Other	1,719	1,020

	$18,147	$17,581

Property and equipment, net:
Computer equipment and software	$124,370	$92,468
Furniture and fixtures	3,256	3,809
Leasehold improvements	33,295	31,608

	160,921	127,885
Less: Accumulated depreciation and amortization	(82,094)	(55,970)

	$78,827	$71,915

Deferred taxes and other long-term assets:
Equity investments in private companies	$10,736	$7,548
Deferred taxes	389	7,155
Restricted cash	—	3,514
Other assets	4,475	2,396

	$15,600	$20,613

Accrued liabilities:
Payroll and related expenses	$31,254	$27,822
Accrued expenses	21,171	16,106
Derivative contracts payable	3,562	—
Product warranty liability	1,508	3,209
Other	4,479	3,874

	$61,974	$51,011

Other long-term liabilities:
Income tax payable	$18,174	$13,026
Deferred rent	2,337	3,072
Other	2,024	1,792

	$22,535	$17,890

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:

        On July 1, 2014, Mellanox completed its acquisition of Integrity Project, Ltd. ("Integrity"), a privately held company. Based in Ramat-Gan, Israel, Integrity specializes in the fields of connectivity, low-level development, real-time applications, and security. The Company's primary reason for the Integrity acquisition was for Integrity's software expertise, which further enhances the Company's commitment to provide superior solutions. The acquisition positions the Company to broaden its customer base by adding software solutions designed to enable customers to achieve optimal performance from all interconnect components.

        The Company accounted for this transaction using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the acquisition date. The purchase consideration paid, assets acquired and liabilities assumed were immaterial to the Company's financial statements. There were no intangible assets identified in this transaction other than goodwill. The goodwill arising from this acquisition was primarily attributable to the assembled workforce. Goodwill is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative accounting guidance

        On July 1, 2013, the Company completed its acquisition of a privately held company, IPtronics A/S. On August 15, 2013, the Company completed its acquisition of a privately held company, Kotura, Inc. The Company's primary reasons for the IPtronics and Kotura acquisitions was to enhance its ability to deliver cost-effective, high-speed networks with next generation optical connectivity at 100Gb/s and beyond. The acquisitions also enhanced the Company's engineering team and added a strong patent portfolio in the field of silicon photonics.

        The following table presents details of the purchase consideration related to each acquisition:

Company Acquired	Cash Consideration Paid	Cash Assumed	Net Cash Paid
	(in thousands)
IPtronics	$44,925	$2,077	$42,848
Kotura.	80,772	101	80,671

Total	$125,697	$2,178	$123,519

        In conjunction with the IPtronics acquisition, the Company issued 60,508 restricted stock units ("RSUs") of the Company's ordinary shares with an aggregate value of $3.0 million in exchange for RSUs of IPtronics. The fair value of the RSUs is based on the closing price of the Company's ordinary shares on July 1, 2013 of $49.92. The RSU grants will result in compensation expense of $3.0 million which will be recognized over the vesting period of four years beginning from the acquisition date of July 1, 2013.

        In conjunction with the Kotura acquisition, the Company issued options to purchase 31,653 shares of the Company's ordinary shares and 145,425 RSUs of the Company's ordinary shares with an aggregate value of $6.4 million, in exchange for options to purchase shares and RSUs of Kotura. This grant will result in compensation expense of $6.4 million which will be recognized over the remaining vesting period of these equity awards, which ranges from one day to four years from the acquisition date of August 15, 2013.

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

        The Company accounted for both transactions using the acquisition method, and accordingly, the consideration has been allocated to tangible and intangible assets acquired and liabilities assumed on the basis of their respective estimated fair values on the respective acquisition date. The Company's allocation of the total purchase price for each transaction is summarized below:

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

        IPR&D represents projects that have not yet reached technological feasibility. Technological feasibility is defined as being equivalent to completion of a beta-phase working prototype in which there is no remaining risk relating to the development. As of the acquisition date, IPtronics was involved in research and development projects related to its laser-drivers, modulator-drivers, and trans-impedance-amplifier for 25Gb/s, enabling fast communication at 4x25Gb/s for interconnect solutions. Each of these projects is focused on developing and later on integrating new technologies while broadening features and functionalities. There is a risk that these development efforts and enhancements will not be competitive with other products on cost and functionality.

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

        Upon successful completion of the development process for the acquired IPR&D projects, the assets will then be considered finite-lived intangible assets and amortization of the assets will commence. None of the projects has been completed as of December 31, 2014 and both have progressed as previously estimated.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION: (Continued)

        The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2013 and fiscal 2012 as if IPtronics and Kotura had been acquired on January 1, 2012. The unaudited estimated pro forma information combines the historical results of IPtronics and Kotura with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisitions taken place on January 1, 2012. Additionally, the pro forma financial information does not include the impact of possible business model changes between IPtronics, Kotura and the Company. The Company expects to achieve further business synergies, as a result of the acquisitions that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in thousands, except per share data):

	Year Ended
	December 31, 2013	December 31, 2012
	(in thousands, except per share data)
Pro forma net revenue	$402,107	$521,780
Pro forma net income (loss)	$(30,613)	$100,748
Pro forma net income (loss) per share basic	$(0.71)	$2.44
Pro forma net income (loss) per share diluted	$(0.71)	$2.29

NOTE 4—FAIR VALUE MEASUREMENTS:

  Fair value hierarchy:

        The Company measures its cash equivalents and marketable securities at fair value. The Company's cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2014 and December 31, 2013, the Company did not have any assets or liabilities valued based on Level 3 valuations.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS: (Continued)

        The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,426	$—	$4,426
Certificates of deposit	—	80,275	80,275
U.S. Government and agency securities	—	99,114	99,114
Commercial paper	—	23,019	23,019
Corporate bonds	—	111,736	111,736
Municipal bonds	—	13,104	13,104
Foreign government bonds	—	6,790	6,790

Total financial assets	$4,426	$334,038	$338,464

Derivative contracts	—	3,562	3,562

Total financial liabilities	$—	$3,562	$3,562

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

        There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2014 and 2013.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:

  Cash, cash equivalents and short-term investments:

        At December 31, 2014 and 2013, the Company held cash and short-term investments classified as available-for-sale securities as follows:

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$46,900	$—	$—	$46,900
Money market funds	4,426	—	—	4,426
Certificates of deposit	80,304	1	(30)	80,275
U.S. Government and agency securities	99,236	9	(131)	99,114
Commercial paper	23,017	3	(1)	23,019
Corporate bonds	112,033	16	(313)	111,736
Municipal bonds	13,151	—	(47)	13,104
Foreign government bonds	6,809	—	(19)	6,790

Total	$385,876	$29	$(541)	$385,364
Less amounts classified as cash and cash equivalents	(51,326)	—	—	(51,326)

	$334,550	$29	$(541)	$334,038

	December 31, 2013
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$43,164	$—	$—	$43,164
Money market funds	20,000	—	—	20,000
Certificates of deposit	67,775	1	(7)	67,769
U.S. Government and agency securities	69,859	22	(2)	69,879
Commercial paper	33,602	9	(5)	33,606
Corporate bonds	92,298	16	(40)	92,274

Total	$326,698	$48	$(54)	$326,692
Less amounts classified as cash and cash equivalents	(63,164)	—	—	(63,164)

	$263,534	$48	$(54)	$263,528

        Realized gains (losses), net upon the sale of marketable securities were $(0.4) million and $1.2 million for the years ended December 31, 2014 and December 31, 2013, respectively. At December 31, 2014, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in OCI.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS: (Continued)

        The contractual maturities of short-term investments at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$129,150	$129,155	$190,172	$190,189
Due in one to three years	205,400	204,883	73,362	73,339

	$334,550	$334,038	$263,534	$263,528

  Investments in privately-held companies:

        As of December 31, 2014, the Company held a total of $10.7 million investments in three privately-held companies and as of December 31, 2013, the Company held a total of $7.5 million investments in two privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

        The following table represents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2013	$199,196
Goodwill from Integrity acquisition	1,547
Adjustments	—

Balance as of December 31, 2014	$200,743

        The carrying amounts of intangible assets as of December 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,344	$(917)	$1,427
Developed technology	56,064	(32,130)	23,934
Customer relationships	13,376	(10,434)	2,942

Total amortizable intangible assets	$71,784	$(43,481)	$28,303
IPR&D	13,764	—	13,764

Total intangible assets	$85,548	$(43,481)	$42,067

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

        Amortization expense of intangible assets totaled approximately $12.2 million, $14.0 million and $9.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        The estimated future amortization expense from amortizable intangible assets is as follows (in thousands):

2015	$8,007
2016	7,194
2017	7,128
2018	4,148
2019	779
2020 and thereafter	1,047

$28,303

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:

        As of December 31, 2014, the Company had derivative contracts in place that hedged future operating expenses of approximately 344.3 million NIS, or approximately $88.5 million based upon the exchange rate as of December 31, 2014. The derivative contracts cover future NIS denominated operating expenses expected to occur over the next twelve months. As of December 31, 2013, the Company had derivative contracts in place that hedged future operating expenses of approximately 108.8 million NIS, or approximately $31.3 million based upon the exchange rate as of December 31, 2013.

        The Company does not use derivative financial instruments for purposes other than cash flow hedges.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

  Fair Value of Derivative Contracts

        The fair value of derivative contracts as of December 31, 2014 and December 31, 2013 was as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	December 31,		December 31,
	2014	2013	2014	2013
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$1,396	$3,562	$—

Total derivatives designated as hedging instruments	$—	$1,396	$3,562	$—

  Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income

        The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2014 and 2013, and their impact on OCI for the year ended December 31, 2014 (in thousands):

December 31, 2013	$1,396
Amount of loss recognized in OCI (effective portion)	(6,281)
Amount of loss reclassified from OCI to income (effective portion)	1,239

December 31, 2014	$(3,646)

        Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassed out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

  Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations

        The impact of derivative contracts on total operating expenses in the years ended December 31, 2014, 2013 and 2012 was:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(1,239)	$6,027	$(893)

        The net gains or losses relating to the ineffective portion of derivative contracts were not material in the years ended December 31, 2014, 2013 and 2012.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:

        The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

        Under Israeli law, the Company is required to make severance payments to certain of its retired or dismissed Israeli employees. For employees hired prior to January 1, 2007 the severance pay liability is calculated based on the last monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies or pension funds in the name of the employees. The surrender value of the insurance policies or pension funds is presented in long-term assets.

        The severance pay detail is as follows:

	December 31,
	2014	2013
	(in thousands)
Accrued severance liability	$11,850	$13,418
Severance assets	9,474	10,630

Unfunded portion	$2,376	$2,788

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

        Severance expenses for the years ended December 31, 2014, 2013 and 2012 were $6.8 million, $6.1 million and $4.3 million, respectively.

        In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, the Company contributes up to 6% of employee monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined pension contribution plan expenses were $4.9 million, $4.5 million and $3.2 million in the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES:

  Leases

        The Company leases office space and motor vehicles under operating leases with various expiration dates through 2021. Rent expense was approximately $9.9 million, $8.9 million and $6.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The terms of the facility lease provide for

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

        The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $1.6 million and $2.8 million for the years ended December 31, 2014 and 2013, respectively.

        At December 31, 2014, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2015	$1,115	$15,253
2016	512	9,730
2017	—	6,687
2018	—	4,398
2019 and beyond	—	8,202

Total minimum lease payments	$1,627	$44,270

Less: Amount representing interest	(31)

Present value of capital lease obligations	1,596
Less: Current portion	(1,102)

Long-term portion of capital lease obligations	$494

  Purchase commitments

        At December 31, 2014, the Company had non-cancelable purchase commitments of $67.9 million, $67.7 million of which is expected to be paid in 2015 and $0.2 million in 2016 and beyond.

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

        Pending legal proceedings as of December 31, 2014 were as follows:

  Avago Technologies Fiber (IP) Singapore Pte. Ltd.vs. IPtronics, Inc. and IPtronics A/S

        On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. ("Avago IP") filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (now Mellanox Technologies Denmark Aps) (collectively, "IPtronics") in the United States District Court, Northern District of California, San Francisco Division (Case No.: CV- 0-2863), asserting infringement of the 456 patent and U.S. Patent No. 5,359,447 (the "447 patent"). On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, "Avago") filed a second amended and supplemental complaint (the "Complaint") against the Respondents in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-CV-02863-EJD (PSG)). The Complaint amends and supplements all complaints previously filed by Avago IP in this case and alleges that the Defendants: infringed the 456 patent and 447 patents; engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago's trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago's contractual relations; and were unjustly enriched by and through the conduct complained of by Avago in the Complaint. A motion to file a third amended complaint was filed but never granted.

        Avago's motion to file a Fourth Amended and Supplemental Complaint to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics have answered the new complaint and the new schedule for the case is expected to set trial in 2016. IPtronics' motion to add an antitrust counterclaim against Avago for pursuing an action was denied and, as explained below, that claim is being pursued in a separate action.

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

  IPtronics Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies Inc., et al.

        IPtronics has filed an antitrust Complaint against the US and foreign Avago entities for pursuing what the Company believes to be a baseless ITC action against IPtronics. The Complaint seeks unspecified damages in an amount to compensate IPtronics for the damages resulting from the Avago Entities' illegal conduct. The U.S. Avago Entity has been served and the foreign Avago Entities are in the process of being served. No case schedule has been set.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

  In re Mellanox Technologies, Ltd. Securities Litigation

        On February 7, February 14 and February 22, 2013, Mellanox Technologies, Ltd., the Company's President and CEO, former CFO and CFO were sued in three separate putative class action complaints filed in the United States District Court for the Southern District of New York alleging purported violations of the securities laws. On May 14, 2013, the court consolidated the complaints and appointed lead plaintiffs and lead counsel. On July 12, 2013, lead plaintiffs filed an Amended Consolidated Complaint against the same defendants. On October 11, 2013, the United States District Court for the Southern District of New York transferred the consolidated action to the United States District Court for Northern California ("the Court"). On March 31, 2014, the Court dismissed the Amended Consolidated Complaint for its failure to allege adequately falsity or scienter.

        On May 19, 2014, lead plaintiffs filed a Second Amended Consolidated Complaint. The Second Amended Consolidated Complaint alleges violations of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act"), and Rule 10b-5 thereunder, violations of Section 20(a) of the Exchange Act, and violations of Israel Securities Law, 1968. It alleges that defendants made false or misleading statements (or failed to disclose certain facts) regarding the Company's business and outlook and seeks unspecified damages, an award of reasonable costs and expenses, including reasonable attorney's fees, and any other relief deemed just and proper. On July 7, 2014, defendants moved to dismiss the Second Amended Consolidated Complaint. The Court heard oral argument on August 20, 2014 and on December 17, 2014 dismissed the Second Amended Consolidated Complaint with prejudice. The matter was captioned, In re Mellanox Technologies, Ltd. Securities Litigation, Case No. 3:13-cv-04909-JD.

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

        On January 7, 2015 the plaintiff, with the consent of the Company, filed a request to withdraw the Israeli Claim (and related class action claim) against the Company and the Board (the "Withdrawal Petition") after the plaintiff, in view of the decision to dismiss the U. S. Class Action (In re Mellanox Technologies, Ltd. Securities Litigation disclosed herein), reached the conclusion that it would be difficult

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES: (Continued)

for the plaintiff to prove the Israeli Claim and have the complaint approved as a class action. Neither the plaintiff nor its attorneys received or will receive any benefit in return for their withdrawal.

        On January 8, 2015, the Israeli Court approved the Withdrawal Petition and dismissed the Israeli Claim.

  Infinite Data Case

        On February 19, 2013, Infinite Data LLC, a Delaware limited liability company ("Infinite Data") and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the "Patent"), filed suit against approximately 25 of the Company's end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions included the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases were stayed pending the outcome of the declaratory judgment action filed by Mellanox. Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

        In response to these filings and accusations of infringement of Mellanox's products, on May 21, 2013, Mellanox filed a declaratory judgment complaint against Infinite Data asking for a declaration that the Patent is invalid and that the Company's products do not infringe. On November 14, 2013, Infinite Data filed its answer denying that the Patent was invalid and counterclaimed that the Company's products infringe. Pursuant to the Counterclaims, Infinite Data seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court.

        Infinite Data, Mellanox Technologies, Ltd. and Mellanox Technologies, Inc. each entered into settlement agreements in which Infinite Data agreed to dismiss Mellanox Technologies, Ltd., with no liability or payment made by Mellanox Technologies, Ltd. and to dismiss Mellanox Technologies, Inc. in exchange for a payment of $1.3M. The case against Mellanox Technologies, Ltd. was dismissed with prejudice on December 3, 2014 and the case against Mellanox Technologies, Inc. was dismissed with prejudice on January 5, 2015. In accordance with the terms of the settlement agreement, Infinite Data is dismissing with prejudice its complaints against Mellanox Technologies, Inc.'s direct and indirect customers.

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

        The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2015, 2014 and 2013, respectively.

        The number of ordinary shares reserved for issuance under the Company's Assumption Plan will increase automatically on the first day of each fiscal year, by a number of ordinary shares equal to the lower of: (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1, 2015, 2014 and 2013, respectively. There were no ordinary shares reserved for future issuance under any of the other plans.

        The following table summarizes the share option awards activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2012	3,285,922	$29.74
Options granted	31,653	$18.30
Options exercised	(376,588)	$14.08
Options canceled	(134,763)	$62.47

Outstanding at December 31, 2013	2,806,224	$30.14
Options granted	50,000	$32.64
Options exercised	(265,990)	$18.23
Options canceled	(122,711)	$69.01

Outstanding at December 31, 2014	2,467,523	$29.55

        The weighted average fair value of options granted was approximately $17.22, $8.91 and $38.66 for the years ended December 31, 2014, 2013 and 2012, respectively.

        The total pretax intrinsic value of options exercised in 2014 was $6.0 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $42.73 on December 31, 2014, the total pretax intrinsic value of all outstanding options awards was $51.4 million. The total pretax intrinsic value of exercisable options at December 31, 2014 was $50.1 million.

        The total pretax intrinsic value of options exercised in 2013 was $12.9 million. Based on the closing price of the Company's ordinary shares of $39.97 on December 31, 2013, the total pretax intrinsic value of all outstanding options awards was $51.8 million. The total pretax intrinsic value of exercisable options at December 31, 2013 was $48.6 million.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The following tables provide additional information about all options outstanding and exercisable at December 31, 2014:

	Options Outstanding at December 31, 2014			Options Exercisable at December 31, 2014
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.13 - $8.23	287,784	3.56	$7.96	287,784	$7.96
$8.45 - $9.19	271,468	2.44	$9.06	271,468	$9.06
$10.23 - $10.23	504,293	4.29	$10.23	504,293	$10.23
$10.50 - $18.87	249,923	4.50	$14.37	246,273	$14.33
$18.97 - $29.03	287,210	5.54	$24.38	279,027	$24.28
$29.58 - $35.12	312,872	7.11	$32.66	214,539	$32.63
$35.60 - $57.41	170,860	7.17	$51.14	116,225	$51.08
$66.07 - $66.07	141,478	7.34	$66.07	89,004	$66.07
$79.38 - $79.38	17,700	7.83	$79.38	9,334	$79.38
$101.37 - $101.37	223,935	7.37	$101.37	132,968	$101.37

$3.13 - $101.37	2,467,523	5.20	$29.55	2,150,915	$24.76

        The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2012	1,763,160	$36.29
Restricted share units granted	1,162,133	49.05
Restricted share units vested	(778,084)	31.16
Restricted share units canceled	(172,755)	42.49

Non-vested restricted share units at December 31, 2013	1,974,454	$43.81

Restricted share units granted	970,970	37.35
Restricted share units vested	(827,396)	42.03
Restricted share units canceled	(206,862)	40.91

Non-vested restricted share units at December 31, 2014	1,911,166	$41.61

        The weighted average fair value of restricted share units granted was $37.35, $49.05 and $42.88 for the years ended December 31, 2014, 2013 and 2012, respectively. The total intrinsic value of all outstanding restricted share units was $81.7 million as of December 31, 2014.

        The Employee Share Purchase Plan, ("ESPP"), is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,585,712 shares. 1,085,712 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In August 2012, the Company reserved for issuance 1,500,000 additional shares under the ESPP. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2014 and 2013, 394,915 and 248,486 shares, respectively, were issued under the ESPP at weighted average per share prices of $30.22 and $37.56, respectively.

        The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2014:

Number of Shares
Share options outstanding	2,467,523
Restricted share units outstanding	1,911,166
Shares authorized for future issuance	1,510,930
ESPP shares available for future issuance	851,059

Total shares reserved for future issuance as of December 31, 2014	6,740,678

Share-based compensation

        The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.

        The following weighted average assumptions are used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2014, 2013 and 2012:

	Employee Share Options			Employee Share Purchase Plan
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Dividend yield, %	—	—	—	—	—	—
Expected volatility, %	56.07	57.5	56.6	46.63	56.18	68.05
Risk free interest rate, %	1.98	1.54	1.02	0.05	0.07	0.12
Expected life, years	5.77	4.72	6.25	0.50	0.53	0.53

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SHARE INCENTIVE PLANS: (Continued)

        The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$2,162	$1,828	$1,621
Research and development	26,979	25,956	19,356
Sales and marketing	9,755	9,198	8,055
General and administrative	8,339	8,156	5,987

Total share-based compensation expense	$47,235	$45,138	$35,019

Share-based compensation expense by type of award:
Share options	$8,974	$12,460	$14,104
ESPP	3,976	3,938	2,851
RSU	34,285	28,740	18,064

Total share-based compensation expense	$47,235	$45,138	$35,019

        At December 31, 2014, there was $74.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 1.97 years.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

        The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2014 and 2013:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	(378)	(6,281)	(6,659)
Amounts reclassified from accumulated other comprehensive income/loss	10	1,239	1,249

Net current-period other comprehensive income/loss, net of taxes	(368)	(5,042)	(5, 410)

Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)

Balance at December 31, 2012	$(148)	$2,942	$2,794
Other comprehensive income/loss before reclassifications	148	4,481	4,629
Amounts reclassified from accumulated other comprehensive income/loss	(6)	(6,027)	(6,033)

Net current-period other comprehensive income/loss, net of taxes	142	(1,546)	(1,404)

Balance at December 31, 2013	$(6)	$1,396	$1,390

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): (Continued)

        The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss	Affected Line Item in the Statement of Operations
	(in thousands)
Losses on Derivatives	$1,239	Cost of revenues and Operating expenses

	87	Cost of revenues
	969	Research and development
	92	Sales and marketing
	91	General and administrative
Unrealized gains (losses) on Available-for-Sale Securities	10	Other income, net

Total reclassifications for the period	$1,249	Total

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES:

        The components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$(10,260)	$(2,463)	$6,343
Foreign	4,518	(17,127)	113,795

Income (loss) before income taxes	$(5,742)	$(19,590)	$120,138

        The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
U.S. federal	$162	$1,989	$6,178
State and local	163	508	890
Foreign	4,683	3,110	4,573

	5,008	5,607	11,641

Deferred:
U.S. federal	$12,140	$(1,174)	$(2,805)
State and local	1,539	(219)	(226)
Foreign	(420)	(462)	(423)

	13,259	(1,855)	(3,454)

Provision for taxes on income	$18,267	$3,752	$8,187

        At December 31, 2014 and 2013, significant deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$25,614	$44,706
Reserves and accruals	7,633	8,961
Depreciation and amortization	16,487	942
Other	8,555	2,285

Gross deferred tax assets	58,289	56,894
Valuation allowance	(46,220)	(27,365)

Total deferred tax assets	12,069	29,529

Intangible assets	(11,551)	(15,038)

Total deferred tax liabilities	(11,551)	(15,038)

Net deferred tax assets	$518	$14,491

        The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. The Company has established a valuation allowance of $17.2 million against deferred tax assets in U.S. income tax jurisdictions in the fourth quarter of 2014 as it is believed these assets are not more likely than not to be realized based upon consideration of the available positive and negative evidence. In reaching this conclusion, objective and verifiable negative evidence related to current and historical cumulative losses in U.S. income tax jurisdictions outweighed available positive evidence in the Company's consideration of the realizability of the related deferred tax assets.

        At December 31, 2014, the Company had net operating loss carryforwards ("NOLs") of approximately $65.5 million in Israel, $58.6 million in the United States ("U.S.") for federal tax purposes, $28.7 million in the U.S. for state tax purposes and $13.3 million in Denmark. The US net operating losses begin to expire in 2017 and the non-U.S. net operating losses have no expiration date.

        Included in the U.S. federal and state NOLs are $19.4 million of NOLs which have not been recognized for financial reporting purposes due to unrecognized tax benefits and excess tax benefits related to stock-based compensation. Excess tax benefits related to option exercises cannot be recognized until realized through a reduction of current taxes payable.

        Utilization of U.S. federal and state net operating losses and tax credit carryforwards may be limited by "ownership change" rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has assessed the application of Internal Revenue Code Section 382 and has reflected the impact of such limitations in the related deferred tax assets recorded related to net operating losses and tax credit carryforwards.

        The Company has not provided for Israeli income and foreign withholding taxes on $1.3 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2014. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore, quantification of the related tax liability is impracticable.

        The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	(28.6)	2.9	0.5
Meals and entertainment	(1.3)	(0.4)	0.1
Tax at rates other than the statutory rate	56.1	(35.7)	(32.9)
Valuation allowance	(280.6)	—	—
Share-based compensation	(4.0)	(4.6)	(0.1)
Net change in tax reserves	(87.4)	(15.9)	4.8
Other, net	(7.3)	(0.5)	(0.6)

Provision for taxes	(318.1)%	(19.2)%	6.8%

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

        The Company calculates the pool of excess tax benefits resulting from share based compensation available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital ("APIC") pool. For the years ended December 31, 2014 and 2013, the Company recognized a tax benefit to APIC of $0.3 million and $2.7 million, respectively.

        The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing 2011. Income that is attributable to the Company's operations in Tel Aviv, Israel, was exempted from income tax for a period of two years commencing 2011, and will be subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The corporate tax rate increased to 26.5% in 2014. The tax holiday for the Company's Yokneam operations will expire in 2020 and the tax holiday for the Company's Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $6.9 million, $6.4 million and $33.2 million in 2014, 2013 and 2012 respectively, increasing diluted earnings per share by approximately $0.15, $0.15 and $0.76 in the years ended December 31, 2014, 2013, 2012, respectively.

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

        As of December 31, 2014, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2009 to 2012.

        The Company accounts for uncertainty in income taxes following a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining whether the weight of available evidence indicates that it is more likely than not that, based on the technical merits, the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES: (Continued)

        The following summarizes the activity related to the Company's unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$23,585	$9,716	$4,063
Increases in tax positions for prior years	299	444	120
Decreases in tax positions for prior years	(10,339)	(11)	—
Increases in tax positions for current year	5,170	3,029	5,533
Increases in tax positions acquired or assumed in a business combination	—	11,037	—
Decreases due to statute of limitations	(678)	(630)	—

Gross unrecognized tax benefits, end of the period	$18,037	$23,585	$9,716

        As of December 31, 2014, 2013 and 2012, the total amount of gross unrecognized tax benefits was $18.0 million, $23.6 million and $9.7 million, respectively. Of these amounts as of December 31, 2014, 2013 and 2012, $15.3 million, $12.5 and $9.7, respectively would impact the effective tax rate if recognized. The remaining unrecognized tax benefits are associated with deferred tax assets subject to a full valuation allowance.

        It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2014, 2013 and 2012, the amount of accrued interest or penalties related to unrecognized tax benefit totaled $1.0 million, $0.6 million and $0.4 million, respectively. For unrecognized tax benefits that existed at December 31, 2014, the Company does not anticipate any significant changes within the next twelve months.

        The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The associated tax filings remain subject to examination by applicable tax authorities for a certain length of time following the tax year to which those filings relate. As of December 31, 2014, the 2009 through 2014 tax years are open and may be subject to potential examinations in Israel, the United States and Denmark.

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

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP: (Continued)

        Revenues by geographic region are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$202,921	$175,491	$220,157
China	65,204	67,517	102,957
Europe	72,181	51,973	62,788
Other Americas	19,760	16,869	26,000
Other Asia	103,583	78,586	88,373

Total revenue	$463,649	$390,436	$500,275

        Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

        Property and equipment, net by geographic location are as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Israel	$69,004	$66,983
United States	7,849	3,094
Other	1,974	1,838

Total property and equipment, net	$78,827	$71,915

        Property and equipment, net is attributed to the geographic location in which it is located.

        Revenues by product type and interconnect protocol are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
ICs	$70,840	$56,817	$95,103
Boards	147,738	119,399	155,670
Switch systems	147,403	145,184	168,231
Cables, accessories and other	97,668	69,036	81,271

Total revenue	$463,649	$390,436	$500,275

MELLANOX TECHNOLOGIES, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP: (Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
InfiniBand:
FDR	$264,785	$200,300	$236,728
QDR	56,711	86,784	175,650
DDR/SDR	16,179	21,211	33,457

Total	337,675	308,295	445,835
Ethernet	83,470	52,908	42,523
Other	42,504	29,233	11,917

Total revenue	$463,649	$390,436	$500,275

NOTE 14—OTHER INCOME, NET:

        Other income, net, is summarized in the following table:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest income and gain on sale of investments, net	$1,952	$1,738	$1,699
Foreign exchange gain (loss)	(245)	(309)	(294)
Other	(258)	(201)	(146)

Total other income, net	$1,449	$1,228	$1,259

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (Recovery)	Balance at End of Year
	(in thousands)
Year ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$33	$—	$672
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	27,365	18,855	—	46,220

Total	$28,004	$18,888	$—	$46,892

Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$—	$—	$639
Allowance for sales returns and adjustments	79	(79)	—	—
Income tax valuation allowance	28,039	—	(674)	27,365

Total	$28,757	$(79)	$(674)	$28,004

Year ended December 31, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$557	$82	$—	$639
Allowance for sales returns and adjustments	337	(258)	—	79
Income tax valuation allowance	22,095	5,944	—	28,039

Total	$22,989	$5,768	$—	$28,757

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2015.

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

Signature	Title	Date

/s/ EYAL WALDMAN Eyal Waldman	Chief Executive Officer and Director (principal executive officer)	February 27, 2015
/s/ JACOB SHULMAN Jacob Shulman	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 27, 2015
/s/ DOV BAHARAV Dov Baharav	Director	February 27, 2015
/s/ GLENDA DORCHAK Glenda Dorchak	Director	February 27, 2015
/s/ IRWIN FEDERMAN Irwin Federman	Director	February 27, 2015

Signature	Title	Date

/s/ AMAL JOHNSON Amal Johnson	Director	February 27, 2015
/s/ DAVID PERLMUTTER David Perlmutter	Director	February 27, 2015
/s/ THOMAS J. RIORDAN Thomas J. Riordan	Director	February 27, 2015
/s/ THOMAS WEATHERFORD Thomas Weatherford	Director	February 27, 2015

INDEX TO EXHIBITS

Exhibit No.		Description of Exhibit
2.1	(1)	Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.

2.1	(2)	Agreement of Merger, dated as of May 14, 2013, by and among Mellanox Technologies, Ltd., Mellanox Technologies, Inc., Karate Sub, Inc., Kotura, Inc. and GF Private Equity Group, LLC, as the Shareholder Representative.

3.1	(3)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).

10.1	(4)*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.

10.2	(5)*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.

10.3	(6)*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.

10.4	(7)	Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.

10.5	(8)*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.

10.6	(9)*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.

10.7	(10)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.8	(11)*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.9	(12)*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.

10.10	(13)	Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.11	(14)*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12	(15)	Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.13	(16)*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.14	(17)*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

21.1		List of Company Subsidiaries.

23.1		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this annual report on Form 10-K).

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

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