Form 10-Q
period 2015-03-31
Mellanox Technologies, Ltd.
filed 2015-05-01
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of April 24, 2015, was 45,915,245.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$61,656	$51,326
Short-term investments	367,468	334,038
Restricted cash	3,604	3,604
Accounts receivable, net	55,917	64,922
Inventories	50,949	44,470
Deferred taxes and other current assets	15,466	18,147
Total current assets	555,060	516,507
Property and equipment, net	83,149	78,827
Severance assets	9,334	9,474
Intangible assets, net	39,708	42,067
Goodwill	200,743	200,743
Deferred taxes and other long-term assets	11,224	15,600
Total assets	$899,218	$863,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,296	$39,811
Accrued liabilities	62,522	61,974
Deferred revenue	16,665	14,758
Capital lease liabilities, current	1,098	1,102
Total current liabilities	120,581	117,645
Accrued severance	12,399	11,850
Deferred revenue	9,705	8,942
Capital lease liabilities	217	494
Other long-term liabilities	24,333	22,535
Total liabilities	167,235	161,466
Commitments and Contingencies (Note 7)
Shareholders’ equity
Ordinary shares	194	192
Additional paid-in capital	634,056	615,148
Accumulated other comprehensive loss	(3,195)	(4,020)
Retained earnings	100,928	90,432
Total shareholders’ equity	731,983	701,752
Total liabilities and shareholders’ equity	$899,218	$863,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands, except per share data)

Total revenues	$146,675	$99,002
Cost of revenues	41,087	33,731
Gross profit	105,588	65,271
Operating expenses:
Research and development	58,118	48,337
Sales and marketing	22,558	19,279
General and administrative	9,701	8,215
Total operating expenses	90,377	75,831
Income (loss) from operations	15,211	(10,560)
Other income (loss), net (Note 11)	(2,469)	234
Income (loss) before taxes	12,742	(10,326)
Provision for taxes on income	2,246	654
Net income (loss)	$10,496	$(10,980)
Net income (loss) per share — basic	$0.23	$(0.25)
Net income (loss) per share — diluted	$0.22	$(0.25)
Shares used in computing net income (loss) per share:
Basic	45,691	44,276
Diluted	47,034	44,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)

Net income (loss)	$10,496	$(10,980)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	451	8
Change in unrealized gains/losses on derivative contracts, net of tax	374	(728)
Other comprehensive income (loss), net of tax	825	(720)
Total comprehensive income (loss), net of tax	$11,321	$(11,700)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$10,496	$(10,980)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,546	9,996
Deferred income taxes	104	124
Share-based compensation	11,718	11,638
Gain on investments	(309)	(416)
Impairment loss on equity investment in a private company	3,189	—
Changes in assets and liabilities:
Accounts receivable, net	9,005	5,036
Inventories	(8,689)	(2,874)
Prepaid expenses and other assets	3,895	(1,531)
Accounts payable	(2,122)	(1,287)
Accrued and other liabilities	8,962	879
Net cash provided by operating activities	45,795	10,585
Cash flows from investing activities:
Purchase of severance-related insurance policies	(186)	(205)
Purchases of short-term investments	(87,793)	(87,500)
Proceeds from sales of short-term investments	37,326	48,506
Proceeds from maturities of short-term investments	17,798	14,480
Increase in restricted cash	—	(103)
Purchase of property and equipment	(9,521)	(5,818)
Purchase of equity investment in a private company	—	(1,438)
Net cash used in investing activities	(42,376)	(32,078)
Cash flows from financing activities:
Principal payments on capital lease obligations	(281)	(356)
Proceeds from exercise of share awards	7,192	6,699
Net cash provided by financing activities	6,911	6,343
Net increase (decrease) in cash and cash equivalents	10,330	(15,150)
Cash and cash equivalents at beginning of period	51,326	63,164
Cash and cash equivalents at end of period	$61,656	$48,014

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter.

Certain prior year amounts have been reclassified to conform to 2015 presentation. These changes and reclassifications did not impact net or comprehensive income.

Revision to Prior Period Financial Statements

During the year ended December 31, 2014, the Company became aware of and corrected immaterial errors primarily related to the accounting for liabilities for warranty, certain purchase orders, distributor price adjustment claims and purchase price allocation for the acquisitions of Kotura and IPtronics. The Company evaluated these errors and determined that the impact of the errors was not material to its results of operations, financial position or cash flows in previously issued financial statements. The Company has retrospectively revised financial information for all prior periods presented to reflect this correction. The impact of this revision for periods presented within this quarterly report on Form 10-Q are shown in the tables below:

	Three Months Ended
	March 31, 2014
	As reported	Adjustments	As revised
	(in thousands, except per share data)
Statement of operations:
Total revenues	$98,705	$297	$99,002
Cost of revenues	33,819	(88)	33,731
Gross profit	64,886	385	65,271
Operating expenses:
Research and development	48,337	—	48,337
Sales and marketing	19,279	—	19,279
General and administrative	8,215	—	8,215
Total operating expenses	75,831	—	75,831
Loss from operations	(10,945)	385	(10,560)
Other income, net	234	—	234
Loss before taxes on income	(10,711)	385	(10,326)
Provision for taxes on income	(654)	—	(654)
Net loss	$(11,365)	$385	$(10,980)
Net loss per share — basic	$(0.26)	0.01	$(0.25)
Net loss per share — diluted	$(0.26)	0.01	$(0.25)

	Three Months Ended
	March 31, 2014
	As reported	Adjustments	As revised
	(in thousands)
Statement of comprehensive loss:
Net loss	$(11,365)	$385	$(10,980)
Total comprehensive loss, net of tax	(12,085)	385	(11,700)

	Three Months Ended
	March 31, 2014
	As reported	Adjustments	As revised
	(in thousands)
Cash flow statement:
Net cash provided by operating activities	10,510	75	10,585
Net cash used in investing activities	(32,075)	(3)	(32,078)
Net cash provided by financing activities	6,415	(72)	6,343

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

Significant accounting policies

There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014. See our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, for a discussion of significant accounting policies and estimates.

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2015	2014
Hewlett Packard	12%	*
Dell	*	12%

*                      Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable:

	March 31, 2015	December 31, 2014
Hewlett Packard	21%	17%
IBM	*	11%
Ingram Micro	*	10%

*                      Less than 10%

Product warranty

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Balance, beginning of the period	$1,932	$3,633
New warranties issued during the period	803	1,421
Reversal of warranty reserves	(67)	(90)
Settlements during the period	(806)	(555)
Balance, end of the period	$1,862	$4,409
Less: long term portion of product warranty liability	(421)	(391)
Balance, end of the period	$1,441	$4,018

Net income per share

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended March 31,
	2015	2014

Net income (loss)	$10,496	$(10,980)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	45,691	44,276
Dilutive effect of employee share option and purchase plans	1,343	—
Shares used to compute diluted net income (loss) per share	47,034	44,276
Net income (loss) per share — basic	$0.23	$(0.25)
Net income (loss) per share — diluted	$0.22	$(0.25)

The Company excluded 592,035 and 895,280 outstanding shares for the three months ended March 31, 2015 and March 31, 2014, respectively, from the computation of diluted net income (loss) per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

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

NOTE 2 — BALANCE SHEET COMPONENTS:

	March 31, 2015	December 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$56,589	$65,594
Less: allowance for doubtful accounts	(672)	(672)
	$55,917	$64,922
Inventories:
Raw materials	$8,872	$5,725
Work-in-process	18,397	13,874
Finished goods	23,680	24,871
	$50,949	$44,470
Deferred taxes and other current assets:
Prepaid expenses	$9,252	$8,040
Deferred taxes	2,271	2,271
VAT receivable	2,000	6,117
Other	1,943	1,719
	$15,466	$18,147
Property and equipment, net:
Computer equipment and software	$135,362	$124,370
Furniture and fixtures	3,270	3,256
Leasehold improvements	33,799	33,295
	172,431	160,921
Less: Accumulated depreciation and amortization	(89,282)	(82,094)
	$83,149	$78,827
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,739	$10,736
Deferred taxes	285	389
Other assets	3,200	4,475
	$11,224	$15,600
Accrued liabilities:
Payroll and related expenses	$33,671	$31,254
Accrued expenses	21,235	21,171
Derivative contracts payable	3,272	3,562
Product warranty liability	1,441	1,508
Other	2,903	4,479
	$62,522	$61,974
Other long-term liabilities:
Income tax payable	$19,850	$18,174
Deferred rent	1,964	2,337
Other	2,519	2,024
	$24,333	$22,535

NOTE 3 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. As of March 31, 2015 and December 31, 2014, the Company did not have any financial instruments valued based on Level 3 valuations.

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value as of March 31, 2015.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$869	$—	$869
Certificates of deposit	—	91,377	91,377
U.S. Government and agency securities	—	102,531	102,531
Commercial paper	—	17,965	17,965
Corporate bonds	—	120,369	120,369
Municipal bonds	—	25,161	25,161
Foreign government bonds	—	12,065	12,065
Total financial assets	$869	$369,468	$370,337
Derivative contracts	—	3,272	3,272
Total financial liabilities	$—	$3,272	$3,272

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

There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2015 and December 31, 2014.

NOTE 4 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$58,787	$—	$—	$58,787
Money market funds	869	—	—	869
Certificates of deposit	91,370	9	(2)	91,377
U.S. Government and agency securities	102,465	78	(12)	102,531
Commercial paper	17,947	18	—	17,965
Corporate bonds	120,341	117	(89)	120,369
Municipal bonds	25,185	13	(37)	25,161
Foreign government bonds	12,083	3	(21)	12,065
Total	$429,047	$238	$(161)	$429,124
Less amounts classified as cash and cash equivalents	(61,656)	—	—	(61,656)
	$367,391	$238	$(161)	$367,468

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$46,900	$—	$—	$46,900
Money market funds	4,426	—	—	4,426
Certificates of deposit	80,304	1	(30)	80,275
U.S. Government and agency securities	99,236	9	(131)	99,114
Commercial paper	23,017	3	(1)	23,019
Corporate bonds	112,033	16	(313)	111,736
Municipal bonds	13,151	—	(47)	13,104
Foreign government bonds	6,809	—	(19)	6,790
Total	$385,876	$29	$(541)	$385,364
Less amounts classified as cash and cash equivalents	(51,326)	—	—	(51,326)
	$334,550	$29	$(541)	$334,038

Realized gains (losses), net upon the sale of marketable securities were less than $0.1 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively. At March 31, 2015, investments with unrealized losses were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income, (“OCI”). The gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial.

The contractual maturities of short-term investments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$126,109	$126,123	$129,150	$129,155
Due in one to three years	241,282	241,345	205,400	204,883
	$367,391	$367,468	$334,550	$334,038

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $3.6 million at March 31, 2015 and December 31, 2014, which were designated for contingent payments related to acquisitions.

Investments in privately-held companies

As of March 31, 2015 and December 31, 2014, the Company held a total of $7.7 million and $10.7 million, respectively, of investments in three privately-held companies. On April 27, 2015, the Company was informed that one of the privately-held companies intends to discontinue its operations.  As a result, the Company concluded that its investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015. Prior to the impairment, the carrying value of the Company’s investment was $3.2 million of which $0.2 million was classified within other current assets and $3.0 million was classified within other long term assets.

NOTE 5— GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance as of December 31, 2014	$200,743
Adjustments	—
Balance as of March 31, 2015	$200,743

The carrying amounts of intangible assets as of March 31, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(1,054)	$1,290
Developed technology	56,064	(33,768)	22,296
Customer relationships	13,376	(11,018)	2,358
Total amortizable intangible assets	$71,784	$(45,840)	$25,944
IPR&D	13,764	—	13,764
Total intangible assets	$85,548	$(45,840)	$39,708

The carrying amounts of intangible assets as of December 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(917)	$1,427
Developed technology	56,064	(32,130)	23,934
Customer relationships	13,376	(10,434)	2,942
Total amortizable intangible assets	$71,784	$(43,481)	$28,303
IPR&D	13,764	—	13,764
Total intangible assets	$85,548	$(43,481)	$42,067

Amortization expense of intangible assets was $2.4 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated future amortization expenses from amortizable intangible assets are as follows (in thousands):

Remaining nine months of 2015	$5,648
2016	7,194
2017	7,128
2018	4,148
2019	779
2020 and thereafter	1,047
$25,944

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES:

As of March 31, 2015, the Company had derivative contracts in place that hedged future operating expenses of approximately 347.3 million New Israeli Shekel (“NIS”), or approximately $87.3 million based upon the exchange rate as of March 31, 2015. The derivative contracts cover a substantial portion of future NIS denominated operating expenses that the Company expects to incur over the next twelve months.

The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Fair value of derivative contracts

The fair value of derivative contracts as of March 31, 2015 and December 31, 2014 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$—	$—	$3,272	$3,562
Total derivatives designated as hedging instruments	$—	$—	$3,272	$3,562

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges as of March 31, 2015 and December 31, 2014, and their impact on OCI for the three months ended March 31, 2015 (in thousands):

December 31, 2014	$(3,646)
Amount of loss recognized in OCI (effective portion)	(1,899)
Amount of loss reclassified from OCI to income (effective portion)	2,273
March 31, 2015	$(3,272)

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses in the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(2,273)	$700

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three months ended March 31, 2015 and 2014.

NOTE 7— COMMITMENTS AND CONTINGENCIES:

Leases

As of March 31, 2015, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
Remaining nine months of 2015	$829	$11,934
2016	512	10,485
2017	—	7,445
2018	—	4,480
2019	—	3,351
2020 and beyond	—	4,766
Total minimum lease payments	$1,341	$42,461
Less: Amount representing interest	(26)
Present value of capital lease obligations	1,315
Less: Current portion	(1,098)
Long-term portion of capital lease obligations	$217

Purchase commitments

At March 31, 2015, the Company had non-cancelable purchase commitments of $75.5 million, of which $74.2 million is expected to be paid in 2015 and $1.3 million in 2016 and beyond. The purchase orders are based on the Company’s current manufacturing needs. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed its expected requirements.

Legal proceedings

The Company is currently involved in various legal proceedings. Unless otherwise noted below, during the periods presented the Company did not record any accrual for loss contingencies associated with such legal proceedings, determined that an unfavorable outcome is probable or reasonably possible, or determine that the amount or range of any possible loss is reasonably estimable. The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.

Pending legal proceedings as of March 31, 2015 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd.vs. IPtronics, Inc. and IPtronics A/S

On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (now Mellanox Technologies Denmark Aps) (collectively, “IPtronics”) now pending  in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-cv-02863 EJD), asserting infringement of the 456 patent and U.S. Patent No. 5,359,447. On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a second amended and supplemental complaint against the IPtronics adding allegations that IPtronics engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago. A motion to file a third amended complaint was filed but never granted.

Avago’s motion to file a Fourth Amended and Supplemental Complaint (the “Complaint”) to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics have answered the new complaint and the case is set for trial in May-June, 2016. IPtronics’ motion to add an antitrust counterclaim against Avago for pursuing a sham action was denied and, as explained below, that claim is being pursued in a separate action.

Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event IPtronics is not successful in defending the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

IPtronics Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies Inc., et al.

IPtronics has filed an antitrust Complaint in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:14-cv-05647-BLF (PSG)), against the US and foreign Avago entities (collectively “Avago”) for pursuing what the Company believes to be a baseless ITC action against IPtronics. The Complaint seeks unspecified damages in an amount to compensate IPtronics for the damages resulting from the Avago Entities’ alleged illegal conduct. In response to the Complaint Avago filed a motion to dismiss which will be heard on June 11, 2015. No case schedule has been set.

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

On January 7, 2015 the plaintiff, with the consent of the Company, filed a request to withdraw the Israeli Claim (and related class action claim) against the Company and the Board (the “Withdrawal Petition”) after the plaintiff, in view of the decision to dismiss the U. S. Class Action (In re Mellanox Technologies, Ltd. Securities Litigation disclosed herein), reached the conclusion that it would be difficult for the plaintiff to prove the Israeli Claim and have the complaint approved as a class action. Neither the plaintiff nor its attorneys received or will receive any benefit in return for their withdrawal.

On January 8, 2015, the Israeli Court approved the Withdrawal Petition and dismissed the Israeli Claim.

Infinite Data Case

On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions included the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases were stayed pending the outcome of the declaratory judgment action filed by the Company (see below). Based on currently available information, the Company believes that the resolution of these proceedings is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

In response to these filings and accusations of infringement by the Company’s products, on May 21, 2013, the Company filed a declaratory judgment complaint against Infinite Data asking for a declaration that the Patent is invalid and that the Company’s products do not infringe. On November 14, 2013, Infinite Data filed its answer denying that the Patent was invalid and counterclaimed that the Company’s products infringe. Pursuant to the Counterclaims, Infinite Data seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court.

Infinite Data, Mellanox Technologies, Ltd. and Mellanox Technologies, Inc. each entered into settlement agreements in which Infinite Data agreed to dismiss Mellanox Technologies, Ltd., with no liability or payment made by Mellanox Technologies, Ltd. and to dismiss Mellanox Technologies, Inc. in exchange for a payment of $1.3M. The case against Mellanox Technologies, Ltd. was dismissed with prejudice on December 3, 2014 and the case against Mellanox Technologies, Inc. was dismissed with prejudice on January 5, 2015. In accordance with the terms of the settlement agreement, Infinite Data has dismissed with prejudice its complaints against all of Mellanox Technologies, Inc.’s direct and indirect customers except Ford, which dismissal is still pending.

NOTE 8 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the three months ended March 31, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,467,523	$29.55
Options granted	—	—
Options exercised	(71,214)	17.60
Options cancelled	(16,105)	75.38
Outstanding at March 31, 2015	2,380,204	$29.59

The total pretax intrinsic value of options exercised in the three months ended March 31, 2015 and 2014 was $2.0 million and $1.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $45.34 on March 31, 2015, the total pretax intrinsic value of all outstanding options was $54.5 million. The total pretax intrinsic value of exercisable options at March 31, 2015 was $53.3 million. The total pretax intrinsic value of exercisable options at December 31, 2014 was $50.1 million.

Restricted share units (“RSUs”) activity under the Company’s equity incentive plans in the three months ended March 31, 2015 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2014	1,911,166	$41.61
Restricted share units granted	870,003	45.89
Restricted share units vested	(175,613)	39.75
Restricted share units canceled	(28,101)	42.76
Non vested restricted share units at March 31, 2015	2,577,455	$43.17

The weighted average fair value of RSUs granted in the three months ended March 31, 2015 and 2014 was $45.89 and $36.82, respectively. The total intrinsic value of all outstanding restricted share units was $116.9 million as of March 31, 2015 and $81.7 million as of December 31, 2014.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2015:

Number of Shares
Share options outstanding	2,380,204
Restricted share units outstanding	2,577,455
Shares authorized for future issuance	1,652,472
ESPP shares available for future issuance	686,486
Total shares reserved for future issuance as of March 31, 2015	7,296,617

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the three months ended March 31, 2015 and 2014:

	Employee Share Options		Employee Share Purchase Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2015 (*)	2014 (*)	2015	2014
Dividend yield, %	—	—	—	—
Expected volatility, %	—	—	33.72	45.1
Risk free interest rate, %	—	—	0.12	0.08
Expected life, years	—	—	0.50	0.50
Estimated forfeiture rate, %	—	—	—	—

(*)There were no share options granted during the three months ended March 31, 2015 and 2014.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of goods sold	$547	$522
Research and development	6,768	6,678
Sales and marketing	2,394	2,433
General and administrative	2,009	2,005
Total share-based compensation expense	$11,718	$11,638

At March 31, 2015, there was $98.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.13 years.

At December 31, 2014, there was $74.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 1.97 years.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized Gains (Losses) on Derivatives	Total
	(in thousands)
Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	454	(1,899)	(1,445)
Amounts reclassified from accumulated other comprehensive income/loss	(3)	2,273	2,270
Net current-period other comprehensive income/loss, net of taxes	451	374	825
Balance at March 31, 2015	$77	$(3,272)	$(3,195)

Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	3	(28)	(25)
Amounts reclassified from accumulated other comprehensive income/loss	5	(700)	(695)
Net current-period other comprehensive income/loss, net of taxes	8	(728)	(720)
Balance at March 31, 2014	$2	$668	$670

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2015:

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Other Comprehensive Income (loss)	Affected Line Item in the Statement of Operations
	(in thousands)
Unrealized gains (losses) on Derivatives	$(2,273)	Cost of revenues and Operating expenses
	(153)	Cost of revenues
	(1,690)	Research and development
	(175)	Sales and marketing
	(255)	General and administrative

Unrealized gains (losses) on Available-for-Sale Securities	3	Other income, net
Total reclassifications for the period	$(2,270)	Total

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014:

Details about Accumulated Other Comprehensive Income (loss) Components	Amount Reclassified from Other Comprehensive Income (loss)	Affected Line Item in the Statement of Operations
	(in thousands)
Unrealized gains (losses) on Derivatives	$(700)	Cost of revenues and Operating expenses
	(42)	Cost of revenues
	(532)	Research and development
	(63)	Sales and marketing
	(63)	General and administrative

Unrealized gains (losses) on Available-for-Sale Securities	5	Other income, net

Total reclassifications for the period	$(695)	Total

NOTE 10 — INCOME TAXES:

As of March 31, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $20.5 million and $18.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. As of March 31, 2015 and December 31, 2014, the amount of accrued interest and penalties totaled $1.0 million and $1.0 million, respectively. As of March 31, 2015, calendar years 2009 and thereafter are open and subject to potential examination in one or more jurisdictions. The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $6.1 million and $0.2 million in the three months ended March 31, 2015 and March 31, 2014 respectively, increasing diluted earnings per share by approximately $0.13 and $0.01 in the three months ended March 31, 2015 and March 31, 2014 respectively.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 17.6% and (6.3%) for the three months ended March 31, 2015 and 2014, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.

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

The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized.  Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized.  Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results.  The Company believes, based on the quarterly assessment performed at March 31, 2015, that it is possible that a valuation allowance may be released in the future if sustained levels of profitability are achieved.

NOTE 11 — OTHER INCOME (LOSS), NET:

Other income (loss), net, is summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest income and gain on sale of investments, net	$663	$333
Impairment loss on equity investment in a private company	(3,189)	—
Foreign exchange gain (loss)	57	(99)
Total other income (loss), net	$(2,469)	$234

As of March 31, 2015, the Company held investments in three privately-held companies.   On April 27, 2015, the Company was informed that one of the privately-held companies intends to discontinue its operations.  As a result, the Company concluded that its investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net for the three months ended March 31, 2015.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of March 31, 2015 and results of operations for the three months ended March 31, 2015 and March 31, 2014 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, our ability to consummate acquisitions and integrate their operations successfully, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, conditions in the Middle East and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2014. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, financial services, enterprise data center (“EDC”) and cloud. Our adapters and switch ICs provide per port bandwidth up to 10Gb/s, 40Gb/s and 56Gb/s Ethernet, and 10Gb/s (“Single Data Rate” or “SDR”), 20Gb/s (“Double Data Rate” or “DDR”), 40Gb/s (“Quad Data Rate” or “QDR”), 56Gb/s (“Fourteen Data Rate” or “FDR”) and 100Gb/s (“Enhanced Data Rate” or “EDR”) InfiniBand. These solutions are intended to increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

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

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues for the three months ended March 31, 2015 were $146.7 million compared to $99.0 million for the three months ended March 31, 2014, representing an increase of approximately 48.2%. Our fiscal first quarter 2015 revenues are not necessarily indicative of future results.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets, however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 60% and 61% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. Sales to customers representing 10% or more of revenues accounted for 12% and 12% of our total revenues for the three months ended March 31, 2015 and 2014, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs and boards, which generally yield higher gross margins than our other products. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.

Operational Expenses

Research and Development Expenses.  Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, qualification expenses, depreciation, amortization of intangibles, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products.

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

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Economy (formerly, the Ministry of Industry, Trade and Labor) and “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. The corporate tax rate in Israel was increased to 26.5% in 2014.

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

See our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Total revenues	100%	100%
Cost of revenues	28	34
Gross profit	72	66
Operating expenses:
Research and development	40	49
Sales and marketing	15	20
General and administrative	7	8
Total operating expenses	62	77
Income (loss) from operations	10	(11)
Other loss, net	(2)	—
Provision for taxes on income	(1)	(1)
Net income (loss)	7%	(12)%

Comparison of the Three Months Ended March 31, 2015 to the Three Months Ended March 31, 2014

The following table represents our total revenues for the three months ended March 31, 2015 and 2014 by product category, interconnect protocol and data rate.

	Three Months Ended March 31,
Product category:	2015	% of Revenues	2014	% of Revenues
	(in thousands)		(in thousands)
ICs	$29,307	20.0%	$12,687	12.8%
Boards	58,506	39.9%	31,188	31.5%
Switch and gateway systems	34,467	23.5%	32,343	32.7%
Cables, accessories and other	24,395	16.6%	22,784	23.0%
Total revenue	$146,675	100.0%	$99,002	100.0%

	Three Months Ended March 31,
Interconnect protocol and data rate:	2015	% of Revenues	2014	% of Revenues
	(in thousands)		(in thousands)
InfiniBand:
FDR	$82,866	56.5%	$51,432	52.0%
QDR	15,615	10.6%	14,058	14.2%
DDR/SDR	2,828	2.0%	3,683	3.7%
Total	101,309	69.1%	69,173	69.9%
Ethernet	34,680	23.6%	18,997	19.2%
Other	10,686	7.3%	10,832	10.9%
Total revenue	$146,675	100.0%	$99,002	100.0%

Revenues. Revenues were $146.7 million for the three months ended March 31, 2015 compared to $99.0 million for the three months ended March 31, 2014, representing an increase of 48.2%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC market, which benefitted from the CPU refresh cycle that started in the third quarter of 2014, as well as higher sales into the storage and EDC markets. In addition, the growth in revenues is attributed to increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets. Revenues from Infiniband FDR products increased as customers continued transitioning from QDR and lower data rates to the latest generation products. Revenues for the three months ended March 31, 2015 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $105.6 million for the three months ended March 31, 2015 compared to $65.3 million for the three months ended March 31, 2014, representing an increase of 61.8%. As a percentage of revenues, gross margin increased to 72.0% in the three months ended March 31, 2015 from 65.9% in the three months ended March 31, 2014. The gross margin improvement was primarily a result of changes in the product mix. Specifically, the portion of revenues attributed to ICs and boards increased in the three months ended March 31, 2015 while the portion of revenues attributable to switch and gateway systems declined. We garnish higher gross margins on sales of ICs and boards as compared to our other products. Gross margin for the three months ended March 31, 2015 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$31,707	21.6%	$24,356	24.6%
Share-based compensation	6,768	4.6%	6,678	6.7%
Development and tape-out costs	6,843	4.7%	7,039	7.1%
Other	12,800	8.7%	10,264	10.4%
Total Research and development	$58,118	39.6%	$48,337	48.8%

Research and development expenses were $58.1 million in the three months ended March 31, 2015 compared to $48.3 million in the three months ended March 31, 2014, representing an increase of 20.2%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The decrease in development and tape-out costs was attributable to a decrease in non-recurring engineering expenses and partially offset by higher equipment expenses. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses, higher acquisition related charges, higher professional services and an increase in travel expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$13,800	9.4%	$10,936	11.1%
Share-based compensation	2,394	1.6%	2,433	2.5%
Trade shows and promotions	3,081	2.1%	2,620	2.6%
Other	3,283	2.3%	3,290	3.3%
Total Sales and marketing	$22,558	15.4%	$19,279	19.5%

Sales and marketing expenses were $22.6 million for the three months ended March 31, 2015 compared to $19.3 million for the three months ended March 31, 2014, representing an increase of 17.0%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions expenses was primarily attributable to an increase in trade show fees and higher expenses related to equipment for customer product evaluations.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2015	% of Revenues	2014	% of Revenues
	(in thousands)		(in thousands)
Salaries and benefits	$3,874	2.6%	$3,126	3.2%
Share-based compensation	2,009	1.4%	2,005	2.0%
Professional services	2,426	1.6%	1,821	1.8%
Other	1,392	1.0%	1,263	1.3%
Total General and administrative	$9,701	6.6%	$8,215	8.3%

General and administrative expenses were $9.7 million for the three months ended March 31, 2015 compared to $8.2 million for the three months ended March 31, 2014, representing an increase of 18.1%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services costs was primarily due to legal fees.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cost of goods sold	$547	$522
Research and development	6,768	6,678
Sales and marketing	2,394	2,433
General and administrative	2,009	2,005
Total share-based compensation expense	$11,718	$11,638

Share-based compensation expenses were $11.7 million for the three months ended March 31, 2015, compared to $11.6 million for the three months ended March 31, 2014, representing an increase of 0.7%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2015 and RSU grants to new hires during fiscal year 2014, partially offset by decreases from fully vested options and RSUs, and terminations.

At March 31, 2015, there were $98.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.13 years.

Other Income, Net. Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment losses on equity investments in private companies, and foreign currency exchange gains and losses. Other loss, net was $2.5 million for the three months ended March 31, 2015 compared to other income, net of $0.2 million for the three months ended March 31, 2014. The change was primarily attributable to a $3.2 million impairment loss on an investment in a privately held company, partially offset by an increase of $0.3 million in interest income and gains on investments due to higher cash and investment balances and higher foreign currency exchange gains of $0.2 million.

Provision for Taxes on Income. Provision for taxes on income was $2.2 million for the three months ended March 31, 2015, compared to $0.7 million for the three months ended March 31, 2014. The effective tax rate was approximately 17.6% and (6.3%) for the three months ended March 31, 2015 and 2014, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.

We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including its recent cumulative losses, our ability to carry-back losses against prior taxable income and its projected financial results. We also consider, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized.  Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized.  Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results.  We believe, based on the quarterly assessment performed at March 31, 2015, that it is possible that a valuation allowance may be released in the future if sustained levels of profitability are achieved.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2015, our principal source of liquidity consisted of cash and cash equivalents of $61.7 million and short-term investments of $367.5 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next twelve months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions. We are an Israeli company and as of March 31, 2015 our subsidiaries outside of Israel held approximately $28 million in cash and cash equivalents and short term investments. We do not earn a significant amount of our pre-tax income outside of Israel. We did not provide for Israeli income taxes on $1.4 million of our non-Israeli subsidiaries’ undistributed earnings as of March 31, 2015, as we currently have no plans to repatriate those funds and intends to indefinitely reinvest them in our non-Israeli operations.

Our cash position, short-term investments, restricted cash and working capital at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$61,656	$51,326
Short-term investments	367,468	334,038
Restricted cash, current	3,604	3,604
Total	$432,728	$388,968

Working capital	$434,479	$398,862

Our ratio of current assets to current liabilities was 4.6:1 at March 31, 2015 compared to 4.4:1 at December 31, 2014.

Cash flows

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$45,795	$10,585
Investing activities	(42,376)	(32,078)
Financing activities	6,911	6,343
Net increase (decrease) in cash and cash equivalents	$10,330	$(15,150)

Operating activities

Net cash provided by our operating activities amounted to $45.8 million and $10.6 million in the three months ended March 31, 2015 and 2014, respectively. Net cash provided by operating activities in the three months ended March 31, 2015 was primarily attributable to net income of $10.5 million adjusted by net non-cash items of $24.2 million and changes in assets and liabilities of $11.1 million. The non-cash items consisted primarily of $11.7 million of share-based compensation and $9.5 million for depreciation and amortization The $11.1 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $9.0 million primarily due to the timing of sales, an increase of $6.3 million in accrued and other liabilities, an increase in deferred revenue by $2.7 million and a decrease in prepaid expenses and other assets of $3.9 million, partially offset by an increase in inventories of $8.7 million as a result of our effort to fulfill forecasted sales and a decrease in accounts payable of $2.1 million primarily due to the timing of payments.

Net cash provided by operating activities in the three months ended March 31, 2014 was primarily attributable to net non-cash items of $21.3 million and changes in assets and liabilities of $0.2 million, partially offset by net loss of $11.0 million. The non-cash items consisted primarily of $11.6 million of share-based compensation and $10.0 million for depreciation and amortization. The $0.2 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $5.0 million, partially offset by an increase in inventories of $2.9 million, an increase in prepaid expenses and other assets of $1.5 million and a decrease in accounts payable of $1.3 million primarily due to the timing of payments to vendors.

Investing activities

Net cash used by investing activities was $42.4 million in the three months ended March 31, 2015. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $32.7 million and purchases of property and equipment of $9.5 million.

Net cash used by investing activities was $32.1 million in the three months ended March 31, 2014. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $24.5 million, purchases of property and equipment of $5.8 million and an equity investment of $1.4 million in a private company.

Financing activities

Our financing activities generated $6.9 million in the three months ended March 31, 2015. Cash provided by financing activities was primarily due to proceeds of $7.2 million from share option exercises and purchases pursuant to our employee share purchase plan, partially offset by principal payments on capital lease obligations of $0.3 million.

Our financing activities generated $6.3 million in the three months ended March 31, 2014. Cash provided by financing activities was primarily due to proceeds of $6.7 million from share option exercises and purchases pursuant to our employee share purchase plan, partially offset by principal payments on capital lease obligations of $0.4 million.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$1,341	$829	$512	$—	$—
Non-cancelable operating lease commitments	42,461	15,710	15,492	6,702	4,557
Purchase commitments	75,507	74,895	612	—	—
Total	$119,309	$91,434	$16,616	$6,702	$4,557

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

The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of March 31, 2015, our unrecognized tax benefits totaled $20.5 million, which would reduce our income tax expense and effective tax rate, if recognized.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average maturity of 14 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and our Israeli facility expenses are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.3 million at March 31, 2015. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At March 31, 2015, approximately $13.6 million of our monthly operating expenses were denominated in NIS. As of March 31, 2015, we had derivative contracts in place that hedged future operating expenses of approximately 347.3 million NIS, or approximately $87.3 million based upon the exchange rate on March 31, 2015. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2015. Per this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2015 because of the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 the following control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2014, which still existed as of March 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, the other information set forth in this report and our other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.

There have been no material changes from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except for the following:

Risks Related to Our Business

We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.

A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2015, sales to Hewlett-Packard accounted for 12% of our total revenues, while sales to our top ten customers accounted for 60% of our revenues. For the three months ended March 31, 2014, sales to Dell accounted for 12% of our total revenues, while sales to our top ten customers accounted for 61% of our revenues. For the year ended December 31, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 11%, 11% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 62% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 53% and 50% our revenues in the three months ended March 31, 2015 and 2014, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

As of March 31, 2015, based on information filed with the SEC or reported to us, Scopia Capital Management, LLC, Oracle Corporation, The Bank of New York Mellon Corporation and certain entities affiliated with Fidelity Management & Research Company beneficially owned an aggregate of approximately 30% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 35% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended March 31 2015, our shares traded as low as $42.37 and as high as $48.92 per share. During the 12 months ended March 31. 2015 our shares traded as low as $30.58 per share and as high as $48.92 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

Date: May 1, 2015	Mellanox Technologies, Ltd.

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