Form 10-Q
period 2015-06-30
Mellanox Technologies, Ltd.
filed 2015-07-31
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of July 27, 2015, was 46,397,840.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 —  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$68,203	$51,326
Short-term investments	395,344	334,038
Restricted cash	3,604	3,604
Accounts receivable, net	61,004	64,922
Inventories	62,805	44,470
Deferred taxes and other current assets	21,880	18,147
Total current assets	612,840	516,507
Property and equipment, net	92,260	78,827
Severance assets	10,002	9,474
Intangible assets, net	37,340	42,067
Goodwill	200,743	200,743
Deferred taxes and other long-term assets	9,813	15,600
Total assets	$962,998	$863,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,241	$39,811
Accrued liabilities	73,447	61,974
Deferred revenue	16,186	14,758
Capital lease liabilities, current	1,040	1,102
Total current liabilities	140,914	117,645
Accrued severance	13,087	11,850
Deferred revenue	10,348	8,942
Capital lease liabilities	—	494
Other long-term liabilities	26,276	22,535
Total liabilities	190,625	161,466
Commitments and Contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	197	192
Additional paid-in capital	649,976	615,148
Accumulated other comprehensive income (loss)	2,024	(4,020)
Retained earnings	120,176	90,432
Total shareholders’ equity	772,373	701,752
Total liabilities and shareholders’ equity	$962,998	$863,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Total revenues	$163,148	$102,823	$309,823	$201,825
Cost of revenues	47,178	34,433	88,265	68,164
Gross profit	115,970	68,390	221,558	133,661
Operating expenses:
Research and development	62,576	49,506	120,694	97,843
Sales and marketing	23,366	18,723	45,924	38,002
General and administrative	10,670	9,461	20,371	17,676
Total operating expenses	96,612	77,690	186,989	153,521
Income (loss) from operations	19,358	(9,300)	34,569	(19,860)
Other income (loss), net (Note 11)	912	357	(1,557)	591
Income (loss) before taxes	20,270	(8,943)	33,012	(19,269)
(Provision for) benefit from taxes on income	(1,022)	76	(3,268)	(578)
Net income (loss)	$19,248	$(8,867)	$29,744	$(19,847)
Net income (loss) per share — basic	$0.42	$(0.20)	$0.65	$(0.45)
Net income (loss) per share — diluted	$0.40	$(0.20)	$0.63	$(0.45)
Shares used in per share calculation:
Basic	46,191	44,671	45,943	44,475
Diluted	47,568	44,671	47,341	44,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$19,248	$(8,867)	$29,744	$(19,847)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/(losses) on available-for-sale securities, net of tax	(237)	8	212	16
Change in unrealized gains/(losses) on derivative contracts, net of tax	5,456	43	5,832	(685)
Net change in other comprehensive income (loss), net of tax	5,219	51	6,044	(669)
Total comprehensive income (loss), net of tax	$24,467	$(8,816)	$35,788	$(20,516)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$29,744	$(19,847)
Adjustments to reconcile net income (loss) to net cash provided
Depreciation and amortization	19,775	19,446
Deferred income taxes	134	807
Share-based compensation expense	25,004	23,585
Gain on investments	(2,388)	(1,200)
Impairment loss on equity investment in a private company	3,189	—
Changes in assets and liabilities:
Accounts receivable, net	3,918	520
Inventory	(22,513)	(1,150)
Prepaid expenses and other assets	419	(4,710)
Accounts payable	8,755	594
Accrued liabilities and other payables	21,063	(91)
Net cash provided by operating activities	87,100	17,954

Cash flows from investing activities:
Purchases of severance related insurance policies	(381)	(409)
Purchases of short-term investments	(188,161)	(159,388)
Proceeds from sale of short-term investments	98,742	90,321
Proceeds from maturities of short-term investments	30,717	37,760
Restricted cash deposit	—	(103)
Purchases of property and equipment	(20,413)	(10,265)
Purchase of equity investment in a private company	—	(1,438)
Net cash used in investing activities	(79,496)	(43,522)

Cash flows from financing activities:
Principal payments on capital lease obligations	(556)	(683)
Proceeds from exercise of share awards	9,829	7,109
Net cash provided by financing activities	9,273	6,426

Increase (decrease) in cash and cash equivalents	16,877	(19,142)
Cash and cash equivalents at beginning of period	51,326	63,164
Cash and cash equivalents at end of period	$68,203	$44,022

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

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter.

Certain prior year amounts have been reclassified to conform to 2015 presentation. These changes and reclassifications did not impact net or comprehensive income. The Company has evaluated subsequent events through the date that the financial statements were issued.

Revision to Prior Period Financial Statements

During the year ended December 31, 2014, the Company became aware of and corrected immaterial errors primarily related to the accounting for liabilities for warranty, certain purchase orders, distributor price adjustment claims and purchase price allocation for the acquisitions of Kotura and IPtronics. The Company evaluated these errors and determined that the impact of the errors was not material to its results of operations, financial position or cash flows in previously issued financial statements. The Company has retrospectively revised financial information for all prior periods presented to reflect this correction. The impact of this revision for periods presented within this quarterly report on Form 10-Q is shown in the tables below:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
	(in thousands, except per share data)			(in thousands, except per share data)
Statement of operations:
Total revenues	$102,574	$249	$102,823	$201,279	$546	$201,825
Cost of revenues	34,292	141	34,433	68,111	53	68,164
Gross profit	68,282	108	68,390	133,168	493	133,661
Operating expenses:
Research and development	49,506	—	49,506	97,843	—	97,843
Sales and marketing	18,723	—	18,723	38,002	—	38,002
General and administrative	9,461	—	9,461	17,676	—	17,676
Total operating expenses	77,690	—	77,690	153,521	—	153,521
Loss from operations	(9,408)	108	(9,300)	(20,353)	493	(19,860)
Other income, net	357	—	357	591	—	591
Loss before taxes on income	(9,051)	108	(8,943)	(19,762)	493	(19,269)
(Provision for) benefit from taxes on income	76	—	76	(578)	—	(578)
Net loss	$(8,975)	$108	$(8,867)	$(20,340)	$493	$(19,847)
Net loss per share — basic	$(0.20)	—	$(0.20)	$(0.46)	$0.01	$(0.45)
Net loss per share — diluted	$(0.20)	—	$(0.20)	$(0.46)	$0.01	$(0.45)

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
	(in thousands)			(in thousands)
Statement of comprehensive loss:
Net loss	$(8,975)	$108	$(8,867)	$(20,340)	$493	$(19,847)
Total comprehensive loss, net of tax	(8,924)	108	(8,816)	(21,009)	493	(20,516)

	Six Months Ended
	June 30, 2014
	As reported	Adjustments	As revised
	(in thousands)
Statement of cash flows:
Net cash provided by operating activities	$17,832	$122	$17,954
Net cash provided by financing activities	6,548	(122)	6,426

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Hewlett Packard	15%	*	14%	*
IBM	*	11%	*	10%
Dell	*	*	*	11%

* Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable for the periods indicated:

	June 30, 2015	December 31, 2014
Hewlett Packard	18%	17%
Hon Hai Precision Ind., Co. Ltd.	11%	*
IBM	*	11%
Ingram Micro	*	10%

* Less than 10%

Product warranty

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014
	(in thousands)
Balance, beginning of the period	$1,932	$4,198
New warranties issued during the period	1,514	2,950
Reversal of warranty reserves	(67)	(803)
Settlements during the period	(1,572)	(2,490)
Balance, end of the period	$1,807	$3,855
Less: long-term portion of product warranty liability	(450)	(400)

Balance, current portion of product warranty liability at end of the period	$1,357	$3,455

Net income per share

The following table sets forth the computation of basic and diluted net loss per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands except per share data)
Net income (loss)	$19,248	$(8,867)	$29,744	$(19,847)
Basic and diluted shares:
Weighted average ordinary shares	46,191	44,671	45,943	44,475
Dilutive effect of employee stock option	1,377	—	1,398	—
Shares used to compute diluted net income	47,568	44,671	47,341	44,475
Net income (loss) per share — basic	$0.42	$(0.20)	$0.65	$(0.45)
Net income (loss) per share — diluted	$0.40	$(0.20)	$0.63	$(0.45)

The Company excluded 508,326 and 517,409 outstanding shares for the three and six months ended June 30, 2015, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 1,372,376 and 839,133 outstanding shares for the three and six months ended June 30, 2014, respectively, from the computation of diluted net loss per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Recent accounting pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued guidance applying to inventory measured using any other method other than last-in, last-out method.  Under this guidance inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first fiscal quarter beginning January 1, 2017.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

In May 2015, the FASB issued guidance eliminating the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”). Entities will be required to disclose the fair values of investments measured at NAV and provide a general description of redemption terms and conditions including the probability these investments will be sold at amounts other than NAV. The guidance is applied retrospectively and is effective for the Company in its first fiscal quarter beginning January 1, 2016.  Early adoption is permitted.  The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. In July 2015, the FASB deferred the effective date of this guidance by one year. This guidance will be effective for the Company in its first fiscal quarter beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment at the date of adoption. The guidance may be adopted as early as the Company’s first fiscal quarter beginning January 1, 2017, the effective date of the original guidance. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard will be effective for the Company in its first fiscal quarter beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

NOTE 2 — BALANCE SHEET COMPONENTS:

	June 30, 2015	December 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$61,640	$65,594
Less: allowance for doubtful accounts	(636)	(672)
	$61,004	$64,922
Inventories:
Raw materials	$9,030	$5,725
Work-in-process	22,733	13,874
Finished goods	31,042	24,871
	$62,805	$44,470
Deferred taxes and other current assets:
Prepaid expenses	$7,818	$8,040
Derivative contracts receivable	2,186	—
Deferred taxes	2,271	2,271
VAT receivable	5,520	6,117
Other	4,085	1,719
	$21,880	$18,147
Property and equipment, net:
Computer equipment and software	$151,188	$124,370
Furniture and fixtures	3,323	3,256
Leasehold improvements	34,002	33,295
	188,513	160,921
Less: Accumulated depreciation and amortization	(96,253)	(82,094)
	$92,260	$78,827
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,739	$10,736
Deferred taxes	255	389
Other assets	1,819	4,475
	$9,813	$15,600
Accrued liabilities:
Payroll and related expenses	$41,092	$31,254
Accrued expenses	27,425	21,171
Derivative contracts payable	—	3,562
Product warranty liability	1,357	1,508
Other	3,573	4,479
	$73,447	$61,974
Other long-term liabilities:
Income tax payable	$21,593	$18,174
Deferred rent	1,989	2,337
Other	2,694	2,024
	$26,276	$22,535

NOTE 3 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. At June 30, 2015 and December 31, 2014, the Company did not have any financial instruments valued based on Level 3 valuations.

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value at June 30, 2015.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$6,623	$—	$6,623
Certificates of deposit	—	103,895	103,895
U.S. Government and agency securities	—	62,610	62,610
Commercial paper	—	59,635	59,635
Corporate bonds	—	127,018	127,018
Municipal bonds	—	28,090	28,090
Foreign government bonds	—	14,096	14,096
Derivative contracts	—	2,186	2,186
Total financial assets	$6,623	$397,530	$404,153

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value at December 31, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,426	$—	$4,426
Certificates of deposit	—	80,275	80,275
U.S. Government and agency securities	—	99,114	99,114
Commercial paper	—	23,019	23,019
Corporate bonds	—	111,736	111,736
Municipal bonds	—	13,104	13,104
Foreign government bonds	—	6,790	6,790
Total financial assets	$4,426	$334,038	$338,464
Derivative contracts	—	3,562	3,562
Total financial liabilities	$—	$3,562	$3,562

The Company had no financial liabilities measured at fair value at June 30, 2015. There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2015 or during the year ended December 31, 2014.

NOTE 4 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Cash	$61,580	$—	$—	$61,580
Money market funds	6,623	—	—	6,623
Certificates of deposit	103,884	12	(1)	103,895
U.S. Government and agency securities	62,588	34	(12)	62,610
Commercial paper	59,620	17	(2)	59,635
Corporate bonds	127,156	36	(174)	127,018
Municipal bonds	28,137	6	(53)	28,090
Foreign government bonds	14,121	2	(27)	14,096
Total	$463,709	$107	$(269)	$463,547
Less amounts classified as cash and cash equivalents	(68,203)	—	—	(68,203)
	$395,506	$107	$(269)	$395,344

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$46,900	$—	$—	$46,900
Money market funds	4,426	—	—	4,426
Certificates of deposit	80,304	1	(30)	80,275
U.S. Government and agency securities	99,236	9	(131)	99,114
Commercial paper	23,017	3	(1)	23,019
Corporate bonds	112,033	16	(313)	111,736
Municipal bonds	13,151	—	(47)	13,104
Foreign government bonds	6,809	—	(19)	6,790
Total	$385,876	$29	$(541)	$385,364
Less amounts classified as cash and cash equivalents	(51,326)	—	—	(51,326)
	$334,550	$29	$(541)	$334,038

Realized gains net of losses upon the sale of marketable securities were $2.1 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively. Realized gains net of losses upon the sale of marketable securities were $2.4 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, investments with unrealized losses were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income, (“OCI”). The gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial.

The contractual maturities of short-term investments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$190,743	$190,745	$129,150	$129,155
Due in one to three years	204,759	204,599	205,400	204,883
	$395,502	$395,344	$334,550	$334,038

Restricted cash and deposits

The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $3.6 million at June 30, 2015 and December 31, 2014, which were designated for contingent payments related to acquisitions. The Company anticipates releasing the balance of restricted cash during its third quarter ending September 30, 2015.

Investments in privately-held companies

The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $7.7 million and $10.7 million as of June 30, 2015 and December 31, 2014, respectively. These assets are measured at fair value if the Company indentities events or circumstances that have significant impact on the cost basis of the investments. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.  The fair value measurement of investments in privately held companies was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included the financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets.

On April 27, 2015, the Company was informed that one of the privately-held companies intends to discontinue its operations. As a result, the Company concluded that its investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and the six months ended June 30, 2015. Prior to the impairment, the carrying value of the Company’s investment was $3.2 million of which $0.2 million was classified within other current assets and $3.0 million was classified within other long-term assets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2014	$200,743
Adjustments	—
Balance at June 30, 2015	$200,743

The carrying amounts of intangible assets at June 30, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,554	$(1,199)	$1,355
Developed technology	69,830	(36,006)	33,824
Customer relationships	13,376	(11,215)	2,161
Total intangible assets	$85,760	$(48,420)	$37,340

The carrying amounts of intangible assets at December 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)

Licensed technology	$2,344	$(917)	$1,427
Developed technology	56,064	(32,130)	23,934
Customer relationships	13,376	(10,434)	2,942
Total amortizable intangible assets	$71,784	$(43,481)	$28,303
IPR&D	13,764	—	13,764
Total intangible assets	$85,548	$(43,481)	$42,067

Amortization expense of intangible assets was $2.6 million and $2.9 million for the three months ended June 30, 2015 and 2014, respectively. Amortization expense of intangible assets was $4.9 million and $6.5 million for the six months ended June 30, 2015 and 2014, respectively.

The estimated future amortization expenses from amortizable intangible assets are as follows (in thousands):

Remaining six months of 2015	$5,178
2016	10,011
2017	9,951
2018	6,923
2019	3,541
2020 and thereafter	1,736
$37,340

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES:

At June 30, 2015, the Company had derivative contracts in place that hedged future flows from operating expenses. The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Notional value of derivative contracts

The notional amounts of outstanding forward contracts at June 30, 2015 and December 31, 2014 were as follows:

	Buy Contracts
	June 30, 2015	December 31, 2014
	(in thousands)
Israeli shekel	$82,223	$88,532

Fair value of derivative contracts

The fair value of derivative contracts at June 30, 2015 and December 31, 2014 were as follows:

	Derivative Assets Reported in Other Current Assets		Derivative Liabilities Reported in Other Current Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$2,186	$—	$—	$3,562
Total derivatives designated as hedging instruments	$2,186	$—	$—	$3,562

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges at June 30, 2015 and December 31, 2014, and their impact on OCI for the six months ended June 30, 2015 (in thousands):

December 31, 2014	$(3,646)
Amount of gain recognized in OCI (effective portion)	2,822
Amount of gain reclassified from OCI to income (effective portion)	3,010
June 30, 2015	$2,186

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next 12 months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands)
(Loss) gain on foreign exchange contracts designated as cash flow hedges	$(737)	$579	$(3,010)	$1,278

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and six months ended June 30, 2015 and 2014.

NOTE 7— COMMITMENTS AND CONTINGENCIES:

Leases

At June 30, 2015, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
Remaining six months of 2015	$549	$10,204
2016	513	11,979
2017	—	8,739
2018	—	5,244
2019	—	3,578
2020 and beyond	—	4,420
Total minimum lease payments	$1,062	$44,164
Less: Amount representing interest	(22)
Present value of capital lease obligations	$1,040

Purchase commitments

At June 30, 2015, the Company had non-cancelable purchase commitments of $77.9 million, of which $76.3 million is expected to be paid in 2015 and $1.6 million in 2016 and beyond. The purchase orders are based on the Company’s current manufacturing needs. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed its expected requirements.

Legal proceedings

The Company is currently involved in various legal proceedings. Unless otherwise noted below, during the periods presented the Company did not record any accrual for loss contingencies associated with such legal proceedings, determine that an unfavorable outcome is probable or reasonably possible, or determine that the amount or range of any possible loss is reasonably estimable. The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. Pending legal proceedings as of June 30, 2015 were as follows:

Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics, Inc. and IPtronics A/S.  On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (now Mellanox Technologies Denmark Aps) (collectively, “IPtronics”) now pending  in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-cv-02863 EJD), asserting infringement of U.S. Patents Number 5,596,456 and 5,359,447.  On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a second amended and supplemental complaint  against IPtronics adding allegations that IPtronics engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago. A motion to file a third amended complaint was filed but never granted.

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

Pursuant to the Complaint, Avago seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court. Neither the outcome of the proceeding nor the amount and range of potential damages or exposure associated with the proceeding can be assessed with certainty. In the event the Defendants are not successful in defending against the Complaint, the Company could be forced to license technology from Avago and be prevented from importing, selling, offering for sale, advertising, soliciting, using and/or warehousing for distribution the allegedly infringing products. Based on currently available information, the Company believes that the resolution of this proceeding is not likely to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

IPtronics, Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies, Inc., et al. IPtronics has filed an antitrust Complaint in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:14-cv-05647-BLF (PSG)), against the US and foreign Avago entities (collectively “Avago”) for pursuing what the Company believes to be a baseless ITC action against IPtronics. The Complaint seeks unspecified damages in an amount to compensate IPtronics for the damages resulting from the Avago Entities’ illegal conduct. In response to the Complaint Avago filed a motion to dismiss which was heard on June 11, 2015.  No case schedule has been set yet.

Infinite Data Case. On February 19, 2013, Infinite Data LLC, a Delaware limited liability company (“Infinite Data”) and a non-practicing entity and exclusive licensee of U.S. patent number 5,790,530 (the “Patent”), filed suit against approximately 25 of the Company’s end users and direct customers of its InfiniBand products in the United States District Court in Delaware. All actions included the same allegation of infringement regarding the Patent and seek the payment of damages, costs, expenses and injunctive relief. Several of the end users and direct customers sued by Infinite Data tendered indemnification requests to the Company on the basis of existing contractual or asserted statutory obligations imposed on the Company to provide such indemnification. All of these cases were stayed pending the outcome of the declaratory judgment action filed by the Company.

In response to these filings and accusations of infringement of the Company’s products, on May 21, 2013, the Company filed a declaratory judgment complaint against Infinite Data asking for a declaration that the Patent is invalid and that the Company’s products do not infringe. On November 14, 2013, Infinite Data filed its answer denying that the Patent was invalid and counterclaimed that the Company’s products infringe. Pursuant to the Counterclaims, Infinite Data seeks unspecified damages, treble damages, injunctive relief and any other relief deemed just and proper by the court.

Infinite Data, the Company and Mellanox Technologies, Inc. each entered into settlement agreements in which Infinite Data agreed to dismiss the Company with no liability or payment made by the Company and to dismiss Mellanox Technologies, Inc. in exchange for a payment of $1.25 million. The case against the Company was dismissed with prejudice on December 3, 2014 and the case against Mellanox Technologies, Inc. was dismissed with prejudice on January 5, 2015. In accordance with the terms of the settlement agreement, Infinite Data has dismissed with prejudice its complaints against all of Mellanox Technologies, Inc.’s direct and indirect customers.

NOTE 8 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the six months ended June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,467,523	$29.55
Options exercised	(256,675)	15.15
Options cancelled	(32,981)	74.52
Outstanding at June 30, 2015	2,177,867	$30.56

The Company did not grant options during the six month period ended June 30, 2015. The total pretax intrinsic value of options exercised in the six months ended June 30, 2015 and 2014 was $8.6 million and $1.9 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $48.59 on June 30, 2015, the total pretax intrinsic value of all outstanding options was $54.2 million. The total pretax intrinsic value of exercisable options at June 30, 2015 was $53.2 million. The total pretax intrinsic value of exercisable options at December 31, 2014 was $50.1 million.

Restricted share units (“RSUs”) activity under the Company’s equity incentive plans for the six months ended June 30, 2015 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2014	1,911,166	$41.61
Restricted share units granted	1,072,355	46.15
Restricted share units vested	(485,806)	46.35
Restricted share units canceled	(62,322)	42.12
Non vested restricted share units at June 30, 2015	2,435,393	$44.09

The weighted average fair value of RSUs granted in the six months ended June 30, 2015 and 2014 was $46.15 and $33.22, respectively. The total intrinsic value of all outstanding restricted share units was $118.3 million at June 30, 2015 and $81.7 million at December 31, 2014.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans at June 30, 2015:

Number of Shares
Share options outstanding	2,177,867
Restricted share units outstanding	2,435,393
Shares authorized for future issuance	1,501,217
ESPP shares available for future issuance	686,486
Total shares reserved for future issuance at June 30, 2015	6,800,963

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the six months ended June 30, 2015 and 2014:

	Employee Share Options		Employee Share Purchase Plan
	Six Months Ended June 30,		Six Months Ended June 30,
	2015 *	2014	2015	2014
Dividend yield, %	—	—	—	—
Expected volatility, %	—	56.1	38.1	45.1
Risk free interest rate, %	—	1.98	0.09	0.06
Expected life, years	—	5.77	0.50	0.50
Estimated forfeiture rate, %	—	6.73	—	—

*No options were granted in the six months ended June 30, 2015.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$610	$532	$1,157	$1,054
Research and development	7,553	6,753	14,321	13,431
Sales and marketing	2,750	2,479	5,144	4,912
General and administrative	2,373	2,183	4,382	4,188
Total share-based compensation expense	$13,286	$11,947	$25,004	$23,585

At June 30, 2015, there was $94.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.02 years. At December 31, 2014, there was $74.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 1.97 years.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2015 and 2014:

	Unrealized Gains (Losses) on Available-for- Sale Securities	Unrealized Gains (Losses) on Derivatives	Total
	(in thousands)
Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	195	2,822	3,017
Amounts reclassified from accumulated other comprehensive income/loss	17	3,010	3,027
Net current-period other comprehensive income/loss, net of taxes	212	5,832	6,044
Balance at June 30, 2015	$(162)	2,186	$2,024

Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	6	593	599
Amounts reclassified from accumulated other comprehensive income/loss	10	(1,278)	(1,268)
Net current-period other comprehensive income/loss, net of taxes	16	(685)	(669)
Balance at June 30, 2014	$10	$711	$721

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014:

	Amount Reclassified from
	Other Comprehensive Income (Loss)
Details about	Six Months Ended
Accumulated Other Comprehensive Income (Loss)	June 30,		Affected Line Item in the
Components	2015	2014	Statement of Operations
	(in thousands)
Unrealized gains (losses) on Derivatives	$(3,010)	$1,278	Cost of revenues and Operating expenses:
	(205)	78	Cost of revenues
	(2,251)	969	Research and development
	(234)	114	Sales and marketing
	(320)	117	General and administrative
	(3,010)	1,278
Unrealized losses on Available-for-Sale Securities	(17)	(10)	Other income, net
Total reclassifications for the period	$(3,027)	$1,268	Total

NOTE 10 — INCOME TAXES:

As of June 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $21.7 million and $18.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. As of June 30, 2015 and December 31, 2014, the amount of accrued interest and penalties totaled $1.3 million and $1.0 million, respectively. As of June 30, 2015, calendar years 2009 and thereafter are open and subject to potential examination in one or more jurisdictions. The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $13.0 million and $0.1 million in the six months ended June 30, 2015 and June 30, 2014, respectively and increased diluted earnings per share by approximately $0.27 and $0 in the six months ended June 30, 2015 and 2014 respectively.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 5.0% and 0.8% for the three months ended June 30, 2015 and 2014, respectively.  The Company’s effective tax rates were 9.9% and (3.0)% for the six months ended June 30, 2015 and 2014, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.

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

The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. The Company believes, based on the quarterly assessment performed as of June 30, 2015, that it is possible that a valuation allowance may be released in the future if sustained levels of profitability are achieved.

NOTE 11 — OTHER INCOME (LOSS), NET:

Other income (loss), net, is summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(In thousands)
Interest income and gain on sale of investments, net	$817	$401	$1,480	$734
Impairment loss on equity investment in a private company	—	—	(3,189)	—
Foreign exchange gain (loss)	95	(44)	152	(143)
Total other income (loss), net	$912	$357	$(1,557)	$591

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of June 30, 2015 and results of operations for the three and six months ended June 30, 2015 and 2014 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries. Certain revenue and operating expense categories previously reported in 2014 were reclassified to conform to the 2015 presentation.

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, financial services, enterprise data center (“EDC”) and cloud. Our adapters and switch ICs provide per port bandwidth up to 100Gb/s Ethernet, and 10Gb/s (“Single Data Rate” or “SDR”), 20Gb/s (“Double Data Rate” or “DDR”), 40Gb/s (“Quad Data Rate” or “QDR”), 56Gb/s (“Fourteen Data Rate” or “FDR”) and 100Gb/s (“Enhanced Data Rate” or “EDR”) InfiniBand. These solutions are intended to increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters and 40Gb/s Ethernet switches to the market, and the only end-to-end 40 and 56Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50/56 or 100Gb/s.

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

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, and accessories product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues for the three months ended June 30, 2015 were $163.1 million compared to $102.8 million for the three months ended June 30, 2014, representing an increase of approximately 58.7%. Revenues for the six months ended June 30, 2015 were $309.8 million compared to $201.8 million for six months ended June 30, 2014, representing an increase of approximately 53.5%.  Our revenues for the three and six months ended June 30, 2015 are not necessarily indicative of our anticipated revenues for the year ending December 31, 2015 or thereafter.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top 10 customers represented 60% and 62% of our total revenues for the six months ended June 30, 2015 and 2014, respectively. Sales to customers representing 10% or more of revenues accounted for 14% and 21% of our total revenues for the six months ended June 30, 2015 and 2014, respectively.  The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately 8 to 10 weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately 12 weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves.

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

Taxes on Income. Our operations in Israel have been granted “Approved Enterprise” status by the Investment Center of the Israeli Ministry of Economy (formerly, the Ministry of Industry, Trade and Labor) and “Beneficiary Enterprise” status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of 10 years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The Yokneam tax holiday is expected to expire in 2020 and the Tel Aviv tax holiday is expected to expire between 2017 and 2020. The corporate tax rate in Israel was increased to 26.5% in 2014.

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

We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 of the accompanying notes to our consolidated financial statements.

See our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2014.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Total revenues	100%	100%	100%	100%
Cost of revenues	29	33	28	34
Gross profit	71	67	72	66
Operating expenses:
Research and development	38	48	39	48
Sales and marketing	14	18	15	19
General and administrative	7	10	7	9
Total operating expenses	59	76	61	76
Income (loss) from operations	12	(9)	11	(10)
Other income, net	—	—	—	—
Income (loss) before taxes	12	(9)	11	(10)
(Provision for) benefit from taxes on income	—	—	(1)	—
Net income (loss)	12%	(9)%	10%	(10)%

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014

The following table represents our total revenues for the three months ended June 30, 2015 and 2014 by product category, interconnect protocol and data rate:

	Three Months Ended June 30,
		% of		% of
Product category:	2015	Revenues	2014	Revenues
	($ in thousands)
ICs	$28,981	17.8%	$14,629	14.2%
Boards	64,061	39.3%	29,583	28.8%
Switch and gateway systems	42,027	25.8%	34,496	33.5%
Cables, accessories and other	28,079	17.1%	24,115	23.5%
Total revenue	$163,148	100%	$102,823	100%

	Three Months Ended June 30,
		% of		% of
Interconnect protocol and data rate:	2015	Revenues	2014	Revenues
	($ in thousands)
InfiniBand:
EDR	$5,847	3.6%	$—	—
FDR	90,680	55.6%	51,555	50.1%
QDR/DDR/SDR	17,358	10.6%	18,956	18.5%
Total	113,885	69.8%	70,511	68.6%
Ethernet	38,984	23.9%	19,229	18.7%
Other	10,279	6.3%	13,083	12.7%
Total revenue	$163,148	100%	$102,823	100%

Revenues. Revenues were $163.1 million for the three months ended June 30, 2015 compared to $102.8 million for the three months ended June 30, 2014, representing an increase of 58.7%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC market, as well as higher sales into the storage and EDC markets. In addition, the growth in revenues is attributed to increased sales of our Ethernet products into Web 2.0 and cloud markets. Revenues from InfiniBand FDR products increased as customers continued transitioning from QDR and lower data rates to the later generation products. Revenues for the three months ended June 30, 2015 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $116.0 million for the three months ended June 30, 2015 compared to $68.4 million for the three months ended June 30, 2014, representing an increase of 69.6%. As a percentage of revenues, gross margin increased to 71.1% in the three months ended June 30, 2015 from 66.5% in the three months ended June 30, 2014. The gross margin improvement was primarily a result of changes in the product mix. Specifically, the portion of revenues attributed to ICs and boards increased in the three months ended June 30, 2015 while the portion of revenues attributable to switch and gateway systems declined. We garnish higher gross margins on sales of ICs and boards as compared to our other products. Gross margin for the three months ended June 30, 2015 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$32,143	19.7%	$24,872	24.2%
Share-based compensation	7,553	4.6	6,753	6.6
Development and tape-out costs	9,945	6.1	5,138	5.0
Other	12,935	8.0	12,743	12.3
Total Research and development	$62,576	38.4%	$49,506	48.1%

Research and development expenses were $62.6 million in the three months ended June 30, 2015 compared to $49.5 million in the three months ended June 30, 2014, representing an increase of 26.4%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to tape-outs and qualification of our new products.  The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$14,036	8.6%	$10,638	10.3%
Share-based compensation	2,750	1.7	2,479	2.4
Trade shows and promotions	3,794	2.3	2,274	2.2
Other	2,786	1.7	3,332	3.3
Total Sales and marketing	$23,366	14.3%	$18,723	18.2%

Sales and marketing expenses were $23.4 million for the three months ended June 30, 2015 compared to $18.7 million for the three months ended June 30, 2014, representing an increase of 24.8%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions expenses was primarily attributable to an increase in trade show fees and higher expenses related to equipment for customer product evaluations.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$4,060	2.5%	$3,049	3.0%
Share-based compensation	2,373	1.5	2,183	2.1
Professional services	2,876	1.8	2,790	2.7
Other	1,361	0.7	1,439	1.4
Total General and administrative	$10,670	6.5%	$9,461	9.2%

General and administrative expenses were $10.7 million for the three months ended June 30, 2015 compared to $9.5 million for the three months ended June 30, 2014, representing an increase of 12.8%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services costs was primarily due to consulting fees.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Cost of goods sold	$610	$532
Research and development	7,553	6,753
Sales and marketing	2,750	2,479
General and administrative	2,373	2,183
Total share-based compensation expense	$13,286	$11,947

Share-based compensation expenses were $13.3 million for the three months ended June 30, 2015, compared to $11.9 million for the three months ended June 30, 2014, representing an increase of 11.2%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2015 and RSU grants to new hires during fiscal year 2014, partially offset by decreases from fully vested and cancelled options and RSUs.

At June 30, 2015, there were $94.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 2.02 years.

Other Income, Net. Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment losses on equity investments in private companies, and foreign currency exchange gains and losses. Other income, net was $0.9 million for the three months ended June 30, 2015 compared to other income, net of $0.4 million for the three months ended June 30, 2014. The change was primarily attributable an increase of $0.8 million in interest income and gains on investments due to higher cash and investment balances and higher foreign currency exchange gains of $0.1 million.

Provision for Taxes on Income. Provision for taxes on income was $1.0 million for the three months ended June 30, 2015, compared to a benefit for taxes on income of $0.1 million for the three months ended June 30, 2014. The effective tax rate was approximately 5.0% and 0.8% for the three months ended June 30, 2015 and 2014, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.

We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including recent cumulative losses, our ability to carry-back losses against prior taxable income and projected financial results. We also consider, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results.

Comparison of the Six Months Ended June 30, 2015 to the Six Months Ended June 30, 2014

The following table represents our total revenues for the six months ended June 30, 2015 and 2014 by product category, interconnect protocol and data rate:

	Six Months Ended June 30,
		% of		% of
Product category:	2015	Revenues	2014	Revenues
	($ in thousands)
ICs	$58,288	18.8%	$27,316	13.5%
Boards	122,567	39.6%	60,771	30.1%
Switch and gateway systems	76,494	24.7%	66,839	33.2%
Cables, accessories and other	52,474	16.9%	46,899	23.2%
Total revenue	$309,823	100%	$201,825	100%

	Six Months Ended June 30,
		% of		% of
Interconnect protocol and data rate:	2015	Revenues	2014	Revenues
	($ in thousands)
InfiniBand:
EDR	$6,788	2.2%	$—	—
FDR	172,605	55.7%	102,946	51.0%
QDR/DDR/SDR	35,800	11.5%	36,694	18.2%
Total	215,193	69.4%	139,640	69.2%
Ethernet	73,665	23.8%	38,344	19.0%
Other	20,965	6.8%	23,841	11.8%
Total revenue	$309,823	100%	$201,825	100%

Revenues. Revenues were $309.8 million for the six months ended June 30, 2015 compared to $201.8 million for the six months ended June 30, 2014, representing an increase of 53.5%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC market, as well as higher sales into the storage and EDC markets. In addition, the growth in revenues is attributed to increased sales of our Ethernet products into Web 2.0 and cloud markets. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR, QDR and lower data rates to the later generation products. Revenues for the six months ended June 30, 2015 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $221.6 million for the six months ended June 30, 2015 compared to $133.7 million for the six months ended June 30, 2014, representing an increase of 65.8%. As a percentage of revenues, gross margin increased to 71.5% in the six months ended June 30, 2015 from 66.2% in the six months ended June 30, 2014. The gross margin improvement was primarily a result of changes in the product mix and lower amortization and acquisition-related costs. Specifically, the portion of revenues attributed to ICs and boards increased in the six months ended June 30, 2015 while the portion of revenues attributable to switch and gateway systems declined. We garnish higher gross margins on sales of ICs and boards as compared to our other products. Gross margin for the six months ended June 30, 2015 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$63,850	20.6%	$49,224	24.4.	%
Share-based compensation	14,321	4.6	13,431	6.7
Development and tape-out costs	16,788	5.4	11,082	5.5
Other	25,735	8.4	24,106	11.9
Total Research and development	$120,694	39.0%	$97,843	48.5%

Research and development expenses were $120.7 million in the six months ended June 30, 2015 compared to $97.8 million in the six months ended June 30, 2014, representing an increase of 23.4%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to tape-out and qualification costs for our new products. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses, higher acquisition related charges, and an increase in travel expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$27,836	9.0%	$21,569	10.7%
Share-based compensation	5,144	1.7%	4,912	2.4%
Trade shows and promotions	6,875	2.2%	4,712	2.3%
Other	6,069	1.9%	6,809	3.5%
Total Sales and marketing	$45,924	14.8%	$38,002	18.9%

Sales and marketing expenses were $45.9 million for the six months ended June 30, 2015 compared to $38.0 million for the six months ended June 30, 2014, representing an increase of 20.8%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions expenses was primarily attributable to an increase in trade show fees and higher expenses related to equipment for customer product evaluations. The decrease in other expenses was primarily attributable to lower amortization costs of acquired intangible assets.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$7,934	2.6%	$6,040	3.0%
Share-based compensation	4,382	1.4%	4,188	2.1%
Professional services	5,302	1.7%	5,356	2.7%
Other	2,753	0.9%	2,092	1.0%
Total General and administrative	$20,371	6.6%	$17,676	8.8%

General and administrative expenses were $20.4 million for the six months ended June 30, 2015 compared to $17.7 million for the six months ended June 30, 2014, representing an increase of 15.2%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expense was primarily due to higher depreciation, facility and equipment expense.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cost of goods sold	$1,157	$1,054
Research and development	14,321	13,431
Sales and marketing	5,144	4,912
General and administrative	4,382	4,188
Total share-based compensation expense	$25,004	$23,585

Share-based compensation expenses were $25.0 million for the six months ended June 30, 2015, compared to $23.6 million for the six months ended June 30, 2014, representing an increase of 6.0%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2015 and RSU grants to new hires during fiscal year 2014, partially offset by decreases from fully vested and cancelled options and RSUs.

Other Income, Net. Other income, net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment losses on equity investments in private companies, and foreign currency exchange gains and losses. Other loss, net was $1.6 million for the six months ended June 30, 2015 compared to other income, net of $0.6 million for the six months ended June 30, 2014. The change was primarily attributable to a $3.2 million impairment loss on an investment in a privately held company, partially offset by an increase of $0.7 million in interest income and gains on investments due to higher cash and investment balances and higher foreign currency exchange gains of $0.3 million.

Provision for Taxes on Income. Provision for taxes on income was $3.3 million for the six months ended June 30, 2015, compared to $0.6 million for the six months ended June 30, 2014. The effective tax rate was approximately 9.9% and (3.0)% for the six months ended June 30, 2015 and 2014, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.

Liquidity and Capital Resources

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At June 30, 2015, our principal source of liquidity consisted of cash and cash equivalents of $68.2 and short-term investments of $395.3 million. We expect that our current cash and cash equivalents and short-term investments and our cash flows from operating activities will be sufficient to fund our operations over the next 12 months after taking into account expected increases in research and development expenses, including tape out costs, higher sales and marketing and general and administrative expenses, capital expenditures to support our infrastructure and growth, and potential acquisitions. We are an Israeli company and at June 30, 2015 our subsidiaries outside of Israel held approximately $30.8 million in cash and cash equivalents and short term investments. We do not earn a significant amount of our pre-tax income outside of Israel. We did not provide for Israeli income taxes on $1.6 million of our non-Israeli subsidiaries’ undistributed earnings at June 30, 2015, as we currently have no plans to repatriate those funds and intends to indefinitely reinvest them in our non-Israeli operations.

Our cash position, short-term investments, restricted cash and working capital at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$68,203	$51,326
Short-term investments	395,344	334,038
Restricted cash, current	3,604	3,604
Total	$467,151	$388,968

Working capital	$471,926	$398,862

Our ratio of current assets to current liabilities was 4.3:1 at June 30, 2015 compared to 4.4:1 at December 31, 2014.

Cash flows

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$87,100	$17,954
Investing activities	(79,496)	(43,522)
Financing activities	9,273	6,426
Net increase (decrease) in cash and cash equivalents	$16,877	$(19,142)

Operating activities

Net cash provided by our operating activities amounted to $87.1 million in the six months ended June 30, 2015. Net cash provided by operating activities in the six months ended June 30, 2015 was primarily attributable to net income of $29.7 million adjusted by net non-cash items of $45.7 million and changes in assets and liabilities of $11.6 million. The non-cash items consisted primarily of $25.0 million of share-based compensation, $19.8 million for depreciation and amortization, $3.2 million of loss on impairment of an equity investment in a private company, and deferred income taxes of $0.1 million.  These increases were partially offset by gains on investments of $2.4 million.  The $11.6 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $3.9 million primarily due to the timing of sales, an increase in accounts payable of $8.8 million primarily due to the timing of payments, an increase of $21.1 million in accrued and other liabilities, and an increase in deferred revenue by $2.8 million, partially offset by an increase in inventories of $22.5 million as a result of our effort to fulfill forecasted sales.

Net cash provided by our operating activities amounted to $18.0 million in the six months ended June 30, 2014. Net cash provided by operating activities consisted of net non-cash items of $42.6 million partially offset by changes in assets and liabilities of $4.8 million and a net loss of $19.8 million. Non-cash expenses consisted primarily of $23.6 million of share-based compensation, $19.4 million for depreciation and amortization and,  deferred income taxes of $0.8 million, partially offset by gains on investments of $1.2 million. The $4.8 million cash outflow from changes in assets and liabilities resulted from an increase in inventories of $1.2 million, an increase in prepaid expenses and other assets by $4.7 million primarily due to the timing of VAT receivables and partially offset by a decrease in accounts receivable of $0.5 million and an increase in accounts payable of $0.6 million.

Investing activities

Net cash used by investing activities was $79.5 million in the six months ended June 30, 2015. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $58.7 million and purchases of property and equipment of $20.4 million.

Net cash used by investing activities was $43.5 million in the six months ended June 30, 2014. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $31.3 million, purchases of property and equipment of $10.3 million and an equity investment of $1.4 million in a private company.

Financing activities

Our financing activities generated $9.3 million in the six months ended June 30, 2015. Cash provided by financing activities was primarily due to proceeds of $9.8 million from the exercise of share awards, partially offset by principal payments on capital lease obligations of $0.6 million.

Our financing activities generated $6.4 million in the six months ended June 30, 2014. Cash provided by financing activities was primarily due to proceeds of $7.1 million from the exercise of share awards, partially offset by principal payments on capital lease obligations of $0.7 million.

Off-Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$1,062	$1,062	$—	$—	$—
Non-cancelable operating lease	44,164	16,785	16,381	6,950	4,048
Purchase commitments	77,876	77,086	766	24	—
Total	$123,102	$94,933	$17,147	$6,974	$4,048

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

The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. At June 30, 2015, our unrecognized tax benefits totaled $21.7 million, which would reduce our income tax expense and effective tax rate, if recognized.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average remaining maturity of 12 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel expenses, and our Israeli facility expenses are denominated in Israeli shekels, or “NIS”. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.4 million at June 30, 2015. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At June 30, 2015, the notional value of the derivative contracts was NIS 309.9 million, or approximately $82.2 million based upon the exchange rate at June 30, 2015. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next 12 months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures at June 30, 2015. Per this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at June 30, 2015 because of the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 the following control deficiencies that constituted material weaknesses in our internal control over financial reporting at December 31, 2014, which still existed at June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2015, sales to Hewlett-Packard accounted for 15% of our total revenues, while sales to our top 10 customers accounted for 63% of our revenues. For the three months ended June 30, 2014, sales to IBM accounted for 11% of our total revenues, while sales to our top 10 customers accounted for 63% of our revenues. For the year ended December 31, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 11%, 11% and 10%, respectively, of our total revenues, while sales to our top 10 customers accounted for 62% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 47% and 50% our revenues in the three months ended June 30, 2015 and 2014, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

At June 30, 2015, based on information filed with the SEC or reported to us Oracle Corporation owned approximately 8% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 14% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended June 30 2015 our shares traded as low as $44.28 and as high as $52.77 per share. During the 12 months ended June 30, 2015 our shares traded as low as $30.58 per share and as high as $52.77 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

Date: July 31, 2015	Mellanox Technologies, Ltd.

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