Form 10-Q
period 2015-09-30
Mellanox Technologies, Ltd.
filed 2015-10-30
CIK 1356104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The total number of outstanding shares of the registrant’s Ordinary Shares, nominal value of NIS 0.0175 per share, as of October 26, 2015, was 46,809,045.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION

ITEM 1 — UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2015	2014
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,511	$51,326
Short-term investments	345,091	334,038
Restricted cash	—	3,604
Accounts receivable, net	64,693	64,922
Inventories	63,111	44,470
Deferred taxes and other current assets	21,107	18,147
Total current assets	634,513	516,507
Property and equipment, net	97,329	78,827
Severance assets	9,543	9,474
Intangible assets, net	34,744	42,067
Goodwill	200,743	200,743
Deferred taxes and other long-term assets	9,697	15,600
Total assets	$986,569	$863,218

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,216	$39,811
Accrued liabilities	66,729	61,974
Deferred revenue	17,675	14,758
Capital lease liabilities, current	765	1,102
Total current liabilities	127,385	117,645
Accrued severance	12,454	11,850
Deferred revenue	11,398	8,942
Capital lease liabilities	—	494
Other long-term liabilities	26,825	22,535
Total liabilities	178,062	161,466
Commitments and Contingencies (Note 7)
Shareholders’ equity:
Ordinary shares	198	192
Additional paid-in capital	669,954	615,148
Accumulated other comprehensive loss	(1,773)	(4,020)
Retained earnings	140,128	90,432
Total shareholders’ equity	808,507	701,752
Total liabilities and shareholders’ equity	$986,569	$863,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Total revenues	$171,377	$120,708	$481,200	$322,533
Cost of revenues	49,129	39,377	137,394	107,541
Gross profit	122,248	81,331	343,806	214,992
Operating expenses:
Research and development	65,861	54,220	186,555	152,063
Sales and marketing	24,816	18,863	70,740	56,865
General and administrative	10,944	9,185	31,315	26,861
Total operating expenses	101,621	82,268	288,610	235,789
Income (loss) from operations	20,627	(937)	55,196	(20,797)
Other income (loss), net	441	361	(1,116)	952
Income (loss) before taxes	21,068	(576)	54,080	(19,845)
(Provision for) benefit from taxes on income	(1,116)	1,167	(4,384)	589
Net income (loss)	$19,952	$591	$49,696	$(19,256)
Net income (loss) per share — basic	$0.43	$0.01	$1.08	$(0.44)
Net income (loss) per share — diluted	$0.42	$0.01	$1.05	$(0.44)
Shares used in per share calculation:
Basic	46,583	44,984	46,158	44,646
Diluted	47,725	46,229	47,542	44,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$19,952	$591	$49,696	$(19,256)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/(losses) on available-for-sale securities, net of tax	29	(208)	242	(192)
Change in unrealized (losses)/gains on derivative contracts, net of tax	(3,827)	(2,726)	2,005	(3,411)
Net change in other comprehensive (loss)/income, net of tax	(3,798)	(2,934)	2,247	(3,603)
Total comprehensive income (loss), net of tax	$16,154	$(2,343)	$51,943	$(22,859)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$49,696	$(19,256)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,464	28,983
Deferred income taxes	134	(202)
Share-based compensation expense	37,834	35,434
Gain on investments	(2,193)	(94)
Excess tax benefit from share-based compensation	—	(346)
Impairment of equity investment in a private company	3,189	—
Changes in assets and liabilities
Accounts receivable, net	229	(2,215)
Inventory	(23,988)	(3,732)
Prepaid expenses and other assets	(504)	(10,040)
Accounts payable	2,119	7,792
Accrued liabilities and other payables	18,817	(1,174)
Net cash provided by operating activities	115,797	35,150

Cash flows from investing activities:
Purchase of severance-related insurance policies	(563)	(597)
Purchase of short term investments	(219,459)	(202,818)
Proceeds from sale of short term investments	148,697	130,652
Proceeds from maturities of short term investments	62,144	39,801
Restricted cash	3,604	(103)
Purchase of property and equipment	(36,972)	(21,231)
Purchase of intangible finite-lived assets	(210)	—
Purchase of equity investment in a private company	—	(3,691)
Net cash used in investing activities	(42,759)	(57,987)

Cash flows from financing activities
Principal payments on capital lease obligations	(831)	(1,092)
Proceeds from exercise of share awards	16,978	15,271
Excess tax benefit from share-based compensation	—	346
Net cash provided by financing activities	16,147	14,525
Increase (decrease) in cash and cash equivalents	89,185	(8,312)
Cash and cash equivalents at beginning of period	51,326	63,164
Cash and cash equivalents at end of period	$140,511	$54,852

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Company

Mellanox Technologies, Ltd. (the “Company” or “Mellanox”) was incorporated in Israel and commenced operations in March 1999. Mellanox is a supplier of high-performance interconnect products for computing, storage, and communications applications.

Principles of presentation

The unaudited condensed consolidated financial statements include the Company’s accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.

The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end unaudited condensed balance sheet data was derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on March 2, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2015 or thereafter.

Certain prior year amounts have been reclassified to conform to 2015 presentation. These changes and reclassifications did not impact net or comprehensive income.

Revision to Prior Period Financial Statements

During the year ended December 31, 2014, the Company became aware of and corrected immaterial errors primarily related to the accounting for liabilities for warranty, certain purchase orders, distributor price adjustment claims and purchase price allocation for the acquisitions of Kotura and IPtronics. The Company evaluated these errors and determined that the impact of the errors was not material to its results of operations, financial position or cash flows in previously issued unaudited condensed consolidated financial statements. The Company has retrospectively revised financial information for all prior periods presented to reflect this correction. The impact of this revision for periods presented within this quarterly report on Form 10-Q is shown in the tables below:

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
	(in thousands, except per share data)			(in thousands, except per share data)
Statement of operations:
Total revenues	$120,708	$—	$120,708	$321,987	$546	$322,533
Cost of revenues	39,540	(163)	39,377	107,788	(247)	107,541
Gross profit	81,168	163	81,331	214,199	793	214,992
Operating expenses:
Research and development	54,220	—	54,220	152,063	—	152,063
Sales and marketing	18,863	—	18,863	56,865	—	56,865
General and administrative	9,185	—	9,185	26,861	—	26,861
Total operating expenses	82,268	—	82,268	235,789	—	235,789
Loss from operations	(1,100)	163	(937)	(21,590)	793	(20,797)
Other income, net	361	—	361	952	—	952
Loss before taxes on income	(739)	163	(576)	(20,638)	793	(19,845)
Benefit from taxes on income	1,167	—	1,167	589	—	589
Net income (loss)	$428	$163	$591	$(20,049)	$793	$(19,256)
Net income (loss) per share — basic	$0.01	$—	$0.01	$(0.45)	$0.01	$(0.44)
Net income (loss) per share — diluted	$0.01	$—	$0.01	$(0.45)	$0.01	$(0.44)

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	As reported	Adjustments	As revised	As reported	Adjustments	As revised
	(in thousands)			(in thousands)
Statement of comprehensive loss:
Net loss	$428	$163	$591	$(20,049)	$793	$(19,256)
Total comprehensive loss, net of tax	(2,506)	163	(2,343)	(23,652)	793	(22,859)

	Nine Months Ended
	September 30, 2014
	As reported	Adjustments	As revised
	(in thousands)
Statement of cash flows:
Net cash provided by operating activities	$35,031	$119	$35,150
Net cash used in investing activities	(57,984)	(3)	(57,987)
Net cash provided by (used in) financing activities	14,641	(116)	14,525

Risks and uncertainties

The Company is subject to all of the risks inherent in a company, which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company’s financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company’s customers based on consumer demands and general economic conditions; loss of one or more of the Company’s customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company’s products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company’s products; the Company’s ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company’s ability to manage product transitions; the timing of announcements or introductions of new products by the Company’s competitors; and the Company’s ability to successfully integrate acquired businesses.

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

Concentration of credit risk

The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Hewlett Packard	14%	15%	14%	11%
IBM	*	11%	*	11%
Dell	*	11%	*	11%

* Less than 10%

The following table summarizes the accounts receivable balance in excess of 10% of the total accounts receivable for the periods indicated:

	September 30, 2015	December 31, 2014
Hewlett Packard	20%	17%
IBM	*	11%
Ingram Micro	*	10%

* Less than 10%

Product warranty

The following table provides the changes in the product warranty accrual for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015	2014
	(in thousands)
Balance, beginning of the period	$1,932	$4,198
New warranties issued during the period	1,869	4,611
Reversal of warranty reserves	(321)	(1,534)
Settlements during the period	(1,800)	(3,672)
Balance, end of the period	$1,680	$3,603
Less: long-term portion of product warranty liability	(416)	(410)
Balance, current portion of product warranty liability at end of the period	$1,264	$3,193

Net income (loss) per share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands except per share data)
Net income (loss)	$19,952	$591	$49,696	$(19,256)
Basic and diluted shares:
Weighted average ordinary shares	46,583	44,984	46,158	44,646
Dilutive effect of employee stock option	1,142	1,245	1,384	—
Shares used to compute diluted net income	47,725	46,229	47,542	44,646
Net income (loss) per share — basic	$0.43	$0.01	$1.08	$(0.44)
Net income (loss) per share — diluted	$0.42	$0.01	$1.05	$(0.44)

The Company excluded 707,305 and 502,419 outstanding shares for the three and nine months ended September 30, 2015, respectively, from the computation of diluted net income per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

The Company excluded 1,120,074 and 741,819 outstanding shares for the three and nine months ended September 30, 2014, respectively, from the computation of diluted net income (loss) per ordinary share, because including these outstanding shares would have had an anti-dilutive effect.

Adoption of new accounting principles

In September 2015, the Financial Accounting Standards Board (“FASB”) amended the accounting standards related to business combinations. These amendments require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require the acquirer to record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. In the third quarter of 2015, we adopted the new standard.  The application of this accounting standard did not have any impact to the Company’s consolidated financial statements.

In April 2015, the FASB issued guidance requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. In addition, amortization of debt issuance costs are to be reported as interest expense. In the third quarter of 2015, we adopted the new standard. The application of this accounting standard did not have any impact to the Company’s consolidated financial statements.

See our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, for a discussion of the Company’s additional significant accounting policies and estimates.

Recent accounting pronouncements

In July 2015, the FASB issued guidance applying to inventory measured using any method other than the last-in, first-out method. Under this guidance, inventory is measured at the lower of cost or net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is applied prospectively and is effective for the Company in its first fiscal quarter beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2015, the FASB issued guidance eliminating the requirement to categorize within the fair value hierarchy investments whose fair values are measured at net asset value (“NAV”). Entities will be required to disclose the fair values of investments measured at NAV and provide a general description of redemption terms and conditions including the probability these investments will be sold at amounts other than NAV. The guidance is applied retrospectively and is effective for the Company in its first fiscal quarter beginning January 1, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. In August 2015, the FASB issued guidance deferring the effective date of this guidance by one year. This guidance will be effective for the Company in its first fiscal quarter beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment at the date of adoption. The guidance may be adopted as early as the Company’s first fiscal quarter beginning January 1, 2017, the effective date of the original guidance. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued new guidance related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new standard will be effective for the Company in its first fiscal quarter beginning January 1, 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

The Company has evaluated subsequent events through the date that the consolidated financial statements were issued.

NOTE 2 — BALANCE SHEET COMPONENTS:

	September 30,	December 31,
	2015	2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$65,304	$65,594
Less: allowance for doubtful accounts	(611)	(672)
	$64,693	$64,922
Inventories:
Raw materials	$6,280	$5,725
Work-in-process	26,511	13,874
Finished goods	30,320	24,871
	$63,111	$44,470
Deferred taxes and other current assets:
Prepaid expenses	$8,167	$8,040
Deferred taxes	2,271	2,271
VAT receivable	6,918	6,117
Other	3,751	1,719
	$21,107	$18,147
Property and equipment, net:
Computer equipment and software	$163,539	$124,370
Furniture and fixtures	3,448	3,256
Leasehold improvements	34,687	33,295
	201,674	160,921
Less: Accumulated depreciation and amortization	(104,345)	(82,094)
	$97,329	$78,827
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,739	$10,736
Deferred taxes	255	389
Other assets	1,703	4,475
	$9,697	$15,600
Accrued liabilities:
Payroll and related expenses	$33,277	$31,254
Accrued expenses	28,518	21,171
Derivative contracts payable	1,641	3,562
Product warranty liability	1,264	1,508
Other	2,029	4,479
	$66,729	$61,974
Other long-term liabilities:
Income tax payable	$22,184	$18,174
Deferred rent	1,912	2,337
Other	2,729	2,024
	$26,825	$22,535

NOTE 3 — FAIR VALUE MEASUREMENTS:

Fair value hierarchy

The Company measures its financial instruments at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument’s valuation. At September 30, 2015 and December 31, 2014, the Company did not have any financial instruments valued based on Level 3 valuations.

The following table represents the fair value hierarchy of the Company’s financial assets measured at fair value at September 30, 2015:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$11,979	$—	$11,979
Certificates of deposit	—	105,354	105,354
U.S. Government and agency securities	—	33,453	33,453
Commercial paper	—	45,024	45,024
Corporate bonds	—	119,143	119,143
Municipal bonds	—	28,058	28,058
Foreign government bonds	—	14,059	14,059
Total financial assets	$11,979	$345,091	$357,070
Derivative contracts	—	1,641	1,641
Total financial liabilities	$—	$1,641	$1,641

The following table represents the fair value hierarchy of the Company’s financial assets and liabilities measured at fair value at December 31, 2014:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,426	$—	$4,426
Certificates of deposit	—	80,275	80,275
U.S. Government and agency securities	—	99,114	99,114
Commercial paper	—	23,019	23,019
Corporate bonds	—	111,736	111,736
Municipal bonds	—	13,104	13,104
Foreign government bonds	—	6,790	6,790
Total financial assets	$4,426	$334,038	$338,464
Derivative contracts	—	3,562	3,562
Total financial liabilities	$—	$3,562	$3,562

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

NOTE 4 — INVESTMENTS:

Cash, Cash equivalents and Short-term investments

The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
	(in thousands)
Cash	$128,532	$—	$—	$128,532
Money market funds	11,979	—	—	11,979
Certificates of deposit	105,348	9	(3)	105,354
U.S. Government and agency securities	33,421	34	(2)	33,453
Commercial paper	45,013	13	(2)	45,024
Corporate bonds	119,304	37	(198)	119,143
Municipal bonds	28,060	18	(20)	28,058
Foreign government bonds	14,077	3	(21)	14,059
Total	$485,734	$114	$(246)	$485,602
Less amounts classified as cash and cash equivalents	(140,511)	—	—	(140,511)
	$345,223	$114	$(246)	$345,091

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$46,900	$—	$—	$46,900
Money market funds	4,426	—	—	4,426
Certificates of deposit	80,304	1	(30)	80,275
U.S. Government and agency securities	99,236	9	(131)	99,114
Commercial paper	23,017	3	(1)	23,019
Corporate bonds	112,033	16	(313)	111,736
Municipal bonds	13,151	—	(47)	13,104
Foreign government bonds	6,809	—	(19)	6,790
Total	$385,876	$29	$(541)	$385,364
Less amounts classified as cash and cash equivalents	(51,326)	—	—	(51,326)
	$334,550	$29	$(541)	$334,038

Realized gains (losses), net upon the sale of marketable securities were $0.2 million and $(1.1) million for the three months ended September 30, 2015 and 2014, respectively. Realized gains, net upon the sale of marketable securities were $2.2 and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, investments with unrealized losses were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income, (“OCI”). The gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial.

The contractual maturities of short-term investments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Amortized	Estimated Fair	Amortized	Estimated Fair
	Cost	Value	Cost	Value
	(in thousands)
Due in less than one year	$200,550	$200,543	$129,150	$129,155
Due in one to three years	144,673	144,548	205,400	204,883
	$345,223	$345,091	$334,550	$334,038

Restricted cash

The Company maintains certain cash amounts restricted as to withdrawal or use. It maintained a balance of $0 and $3.6 million, respectively, at September 30, 2015 and December 31, 2014, designated and paid out for bonus payments in the third quarter of 2015 related to acquisitions.

Investments in privately-held companies

The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $7.7 million and $10.7 million as of September 30, 2015 and December 31, 2014, respectively. These assets are measured at fair value if the Company identifies events or circumstances that have significant impact on the cost basis of the investments. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables, and also uses third-party valuation reports to assist in the valuation as necessary. The fair value measurement of investments in privately held companies was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included the financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets.

On April 27, 2015, the Company was informed that one of the privately-held companies intends to discontinue its operations. As a result, the Company concluded that its investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and the nine months ended September 30, 2015. Prior to the impairment, the carrying value of the Company’s investment was $3.2 million of which $0.2 million was classified within other current assets and $3.0 million was classified within other long-term assets.

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS:

The following table presents changes in the carrying amount of goodwill (in thousands):

Balance at December 31, 2014	$200,743
Adjustments	—
Balance at September 30, 2015	$200,743

The carrying amounts of intangible assets at September 30, 2015 were as follows:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
	(in thousands)
Licensed technology	$2,554	$(1,436)	$1,118
Developed technology	69,828	(38,167)	31,661
Customer relationships	13,376	(11,411)	1,965
Total intangible assets	$85,758	$(51,014)	$34,744

The carrying amounts of intangible assets at December 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,344	$(917)	$1,427
Developed technology	56,064	(32,130)	23,934
Customer relationships	13,376	(10,434)	2,942
Total amortizable intangible assets	$71,784	$(43,481)	$28,303
IPR&D	13,764	—	13,764
Total intangible assets	$85,548	$(43,481)	$42,067

The balance of IPR&D was transferred to developed technology during the nine months ended September 30, 2015. Amortization expense of intangible assets was $2.6 million and $2.9 million for the three months ended September 30, 2015 and 2014, respectively. Amortization expense of intangible assets was $7.5 million and $9.4 million for the nine months ended September 30, 2015 and 2014, respectively.

The estimated future amortization expenses from amortizable intangible assets are as follows (in thousands):

Remaining three months of 2015	$2,583
2016	9,991
2017	9,928
2018	6,942
2019	3,407
2020 and thereafter	1,893
$34,744

NOTE 6 — DERIVATIVES AND HEDGING ACTIVITIES:

At September 30, 2015, the Company had derivative contracts in place that hedged future flows from operating expenses. The Company does not use derivative financial instruments for purposes other than cash flow hedges.

Notional value of derivative contracts

The notional amounts of outstanding forward contracts at September 30, 2015 and December 31, 2014 were as follows:

	Buy Contracts
	September 30, 2015	December 31, 2014
	(in thousands)
Israeli shekel	$111,828	$88,532

Fair value of derivative contracts

The fair value of derivative contracts at September 30, 2015 and December 31, 2014 were as follows:

	Derivative Liabilities Reported in Other Current Liabilities
	September 30, 2015	December 31, 2014
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$1,641	$3,562
Total derivatives designated as hedging instruments	$1,641	$3,562

Effect of designated derivative contracts on accumulated other comprehensive income

The following table presents the balance of designated derivative contracts as cash flow hedges at September 30, 2015 and December 31, 2014, and their impact on OCI for the nine months ended September 30, 2015 (in thousands):

December 31, 2014	$(3,646)
Amount of loss recognized in OCI (effective portion)	(1,578)
Amount of gain reclassified from OCI to income (effective portion)	3,583
September 30, 2015	$(1,641)

Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next 12 months.

Effect of derivative contracts on the condensed consolidated statement of operations

The impact of derivative contracts on total operating expenses for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands)
(Loss) gain on foreign exchange contracts designated as cash flow hedges	$(573)	$(579)	$(3,583)	$699

The net gains or losses relating to the ineffective portion of derivative contracts were not material in the three and nine months ended September 30, 2015 and 2014.

NOTE 7— COMMITMENTS AND CONTINGENCIES:

Leases

At September 30, 2015, future minimum lease payments under non-cancelable operating and capital leases were as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
Remaining three months of 2015	$280	$6,051
2016	502	12,409
2017	—	9,830
2018	—	6,120
2019	—	4,281
2020 and beyond	—	5,668
Total minimum lease payments	$782	$44,359
Less: Amount representing interest	(17)
Present value of capital lease obligations	$765

Purchase commitments

At September 30, 2015, the Company had non-cancelable purchase commitments of $69.3 million, of which future minimum payments of $53.8 million, $14.9 million and $0.6 million were expected to be paid in 2015, 2016 and 2017, respectively. The purchase orders are based on the Company’s current manufacturing needs. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed its expected requirements.

Credit Facility

As disclosed in Note 12, the Company entered into a Merger agreement on September 30, 2015 with EZchip Semiconductor Ltd. (“EZchip”), a publicly held company, for a purchase price of approximately $811.0 million. The acquisition is subject to various closing conditions, regulatory approvals, and EZchip shareholder approval. The Company expects to finance the acquisition with cash on hand and $300 million in fully committed term debt financing (“Credit Facility”). The Credit Facility will consist of a variable interest rate $300 million senior secured term loan for the term of three years. The Credit Facility will provide additional term loan borrowing of up to $100 million under certain conditions. The Credit Facility is contingent upon closing the EZchip acquisition.

Legal proceedings

The Company is currently involved in various legal proceedings. Unless otherwise noted below, during the periods presented the Company did not record any accrual for loss contingencies associated with such legal proceedings, determine that an unfavorable outcome is probable or reasonably possible, or determine that the amount or range of any possible loss is reasonably estimable. The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. Pending legal proceedings as of September 30, 2015 were as follows:

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

Avago’s motion to file a Fourth Amended and Supplemental Complaint (the “Complaint”) to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics have answered the new complaint and the case is set for trial in May and June 2016. IPtronics’ motion to add an antitrust counterclaim against Avago for pursuing a sham action was denied and, as explained below, that a similar claim is being pursued in a separate action.

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

IPtronics, Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies, Inc., et al. IPtronics has filed an antitrust Complaint in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:14-cv-05647-BLF (PSG)), against Avago for pursuing what the Company believes to be a baseless ITC action against IPtronics. The Complaint seeks unspecified damages in an amount to compensate IPtronics for the damages resulting from Avago’s conduct. In response to the Complaint Avago filed a motion to dismiss. The court denied that motion on August 25, 2015. Avago has since moved to stay the case pending resolution of the N.D.C patent litigation mentioned above. That motion is pending. The court has set a case calendar leading to a trial in June 2017.

NOTE 8 — SHARE INCENTIVE PLANS:

Share option and restricted share units activity

The following table summarizes the share option activity under the Company’s equity incentive plans during the nine months ended September 30, 2015:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,467,523	$29.55
Options exercised	(269,900)	15.41
Options cancelled	(43,719)	76.20
Outstanding at September 30, 2015	2,153,904	$30.37

The Company did not grant options during the nine month period ended September 30, 2015. The total pretax intrinsic value of options exercised in the nine months ended September 30, 2015 and 2014 was $8.9 million and $4.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company’s ordinary shares of $37.79 on September 30, 2015, the total pretax intrinsic value of all outstanding options was $35.6 million. The total pretax intrinsic value of exercisable options at September 30, 2015 was $35.4 million. The total pretax intrinsic value of exercisable options at December 31, 2014 was $50.1 million.

Restricted share units (“RSUs”) activity under the Company’s equity incentive plans for the nine months ended September 30, 2015 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non vested restricted share units at December 31, 2014	1,911,166	$41.61
Restricted share units granted	1,286,655	45.90
Restricted share units vested	(671,994)	40.35
Restricted share units canceled	(125,488)	43.48
Non vested restricted share units at September 30, 2015	2,400,339	$44.16

The weighted average fair value of RSUs granted in the nine months ended September 30, 2015 and 2014 was $45.90 and $36.90, respectively. The total intrinsic value of all outstanding restricted share units was $90.7 million at September 30, 2015 and $81.7 million at December 31, 2014.

The Company had the following ordinary shares reserved for future issuance under its equity incentive plans at September 30, 2015:

Number of Shares
Share options outstanding	2,153,904
Restricted share units outstanding	2,400,339
Shares authorized for future issuance	1,361,597
ESPP shares available for future issuance	486,313
Total shares reserved for future issuance at September 30, 2015	6,402,153

Share-based compensation

The following weighted average assumptions are used to value share options and ESPP shares issued pursuant to the Company’s equity incentive plans for the nine months ended September 30, 2015 and 2014:

	Employee Share Options		Employee Share Purchase Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015 *	2014	2015	2014
Dividend yield, %	—	—	—	—
Expected volatility, %	—	56.1	39.2	48.1
Risk free interest rate, %	—	1.98	0.10	0.07
Expected life, years	—	5.77	0.50	0.50
Estimated forfeiture rate, %	—	6.73	—	—

*No options were granted in the nine months ended September 30, 2015.

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Cost of goods sold	$592	$532	$1,749	$1,586
Research and development	7,183	6,756	21,504	20,187
Sales and marketing	2,621	2,473	7,765	7,385
General and administrative	2,434	2,088	6,816	6,276
Total share-based compensation expense	$12,830	$11,849	$37,834	$35,434

At September 30, 2015, there was $90.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.0 years. At December 31, 2014, there was $74.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 1.97 years.

NOTE 9 — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Unrealized Gains
	(Losses) on	Unrealized
	Available-for-	Gains (Losses)
	Sale Securities	on Derivatives	Total
	(in thousands)
Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	225	(1,578)	(1,353)
Amounts reclassified from accumulated other comprehensive income/loss	17	3,583	3,600
Net current-period other comprehensive income, net of taxes	242	2,005	2,247
Balance at September 30, 2015	$(132)	$(1,641)	$(1,773)

Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income before reclassifications	(182)	(2,712)	(2,894)
Amounts reclassified from accumulated other comprehensive income/loss	(10)	(699)	(709)
Net current-period other comprehensive income, net of taxes	(192)	(3,411)	(3,603)
Balance at September 30, 2014	$(198)	$(2,015)	$(2,213)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2015 and 2014:

	Amount Reclassified from
	Other Comprehensive Income
	(Loss)
Details about	Nine Months Ended
Accumulated Other Comprehensive Income (Loss)	September 30,		Affected Line Item in the
Components	2015	2014	Statement of Operations
	(in thousands)
Unrealized gains (losses) on Derivatives	$(3,583)	$699	Cost of revenues and Operating expenses:
	(244)	38	Cost of revenues
	(2,707)	535	Research and development
	(292)	62	Sales and marketing
	(340)	64	General and administrative
	(3,583)	699
Unrealized gain (losses) on Available-for-Sale Securities	(17)	10	Other income, net
Total reclassifications for the period	$(3,600)	$709	Total

NOTE 10 — INCOME TAXES:

As of September 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $23.0 million and $18.0 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. As of September 30, 2015 and December 31, 2014, the amount of accrued interest and penalties totaled $1.2 million and $1.0 million, respectively. As of September 30, 2015, calendar years 2010 and thereafter are open and subject to potential examination in one or more jurisdictions. The Beneficiary Enterprise tax holiday associated with the Company’s Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company’s Yokneam operations will expire in 2020 and the Tax Holiday for the Company’s Tel-Aviv operations will expire between the years 2017 and 2020. The tax holiday has resulted in a cash tax savings of $20.4 million and $2.5 million in the nine months ended September 30, 2015 and September 30, 2014, respectively and increased diluted earnings per share by approximately $0.43 and $0.06 in the nine months ended September 30, 2015 and 2014 respectively.

The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 5.3% and 202.6% for the three months ended September 30, 2015 and 2014, respectively. The Company’s effective tax rates were 8.1% and 3.0% for the nine months ended September 30, 2015 and 2014, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel, reversal of unrecognized tax positions due to the statute of limitations, and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.

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

The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. The Company believes, based on the quarterly assessment performed as of September 30, 2015, that it is possible that a valuation allowance may be released in the future if sustained levels of profitability are achieved.

NOTE 11 — OTHER INCOME (LOSS), NET:

Other income (loss), net, is summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(In thousands)
Interest income and gain on sale of investments, net	$725	$444	$2,205	$1,178
Impairment loss on equity investment in a private company	—	—	(3,189)	—
Foreign exchange loss	(284)	(83)	(132)	(226)
Total other income (loss), net	$441	$361	$(1,116)	$952

NOTE 12 — BUSINESS COMBINATION:

In September 2015, the Company entered into an Agreement of Merger (the “Agreement”) to acquire EZchip for approximately $811.0 million. EZchip is a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in the Company’s strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances the Company’s leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.

Under the Agreement, EZchip will become a wholly owned subsidiary of the Company. The acquisition has received the required approvals from both companies’ Boards of Directors; and is subject to various closing conditions, regulatory approvals, and EZchip shareholder approval. The Company expects to close the acquisition during the first quarter of 2016. As of September 30, 2015, the Company incurred approximately $0.7 million in legal, accounting, and consulting fees associated with the transaction.

At the closing of the acquisition, each unvested option and RSU of EZchip will be assumed by the Company, on the same terms and conditions as were applicable to such EZchip option or RSU (including with respect to vesting), and converted to an equivalent equity award to receive the Company’s ordinary shares appropriately adjusted to take into account the transaction consideration. All vested, in-the-money EZchip stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the transaction, will be cashed out. Any vested out-of-the-money EZchip options will be cancelled for no consideration.

The Company expects to finance the cost of the acquisition and related transaction expenses with cash on hand and with $300 million in fully committed debt financing. For additional information regarding the debt financing, see Note 7 to the unaudited condensed consolidated financial statements.

On July 1, 2014, Mellanox completed the acquisition of Integrity Project (“Integrity Project”), a privately held business in Ramat-Gan, Israel. The Company acquired Integrity Project for its software expertise. The acquisition helped broaden the Company’s customer base by adding software solutions designed to enable Company customers to achieve optimal performance from all interconnect components. The Company accounted for this transaction using the acquisition method. The purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their respective estimated fair values on the date of acquisition. The Company recognized goodwill arising from this acquisition which was primarily attributable to the assembled workforce. Goodwill is not deductible for tax purposes. The Company is not amortizing goodwill but reviews goodwill for impairment annually, or more frequently if impairment indicators arise, in accordance with authoritative accounting guidance.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition as of September 30, 2015 and results of operations for the three and nine months ended September 30, 2015 and 2014 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements related to our proposed acquisition of EZchip Semiconductor Ltd., statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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

Overview

We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits (“ICs”), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing (“HPC”), Web 2.0, storage, financial services, enterprise data center (“EDC”) and cloud. Our adapters and switch ICs provide per port bandwidth up to 100Gb/s Ethernet and InfiniBand. These solutions are intended to increase performance, application productivity and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters and  switches to the market, and the only end-to-end 25/40/50/100Gb/s Ethernet and 56/100 Gb/s Infiniband supplier on the market today.

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

In September 2015, we entered into an Agreement of Merger (the “Agreement”) to acquire EZchip for approximately $811.0 million. EZchip is a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.

Under the Agreement, EZchip will become our wholly owned subsidiary. The acquisition has received the required approvals from our and EZchip’s Boards of Directors; and is subject to various closing conditions, regulatory approvals, and EZchip shareholder approval. We expect to close the acquisition during the first quarter of 2016 and to finance the acquisition and related transaction expenses with cash on hand of the combined companies, and with $300 million in fully committed debt financing.

Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, and accessories product groups. Our sales have historically been made on the basis of purchase orders rather than long-term agreements. Revenues for the three months ended September 30, 2015 were $171.4 million compared to $120.7 million for the three months ended September 30, 2014, representing an increase of approximately 42.0%. Revenues for the nine months ended September 30, 2015 were $481.2 million compared to $322.5 million for nine months ended September 30, 2014, representing an increase of approximately 49.2%. Our revenues for the three and nine months ended September 30, 2015 are not necessarily indicative of our anticipated revenues for the year ending December 31, 2015 or thereafter.

Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top 10 customers represented 58% and 62% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. Sales to customers representing 10% or more of revenues accounted for 14% and 33% of our total revenues for the nine months ended September 30, 2015 and 2014, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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

Operational Expenses

Research and Development Expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, costs associated with computer aided design software tools, qualification expenses, depreciation, amortization of intangible assets, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products.

Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, commission payments to third party sales representatives, advertising, trade shows and promotions, travel, amortization of intangible assets, and allocable facilities related and administrative expenses. We expect these expenses will increase in future periods based on an increase in sales and marketing personnel and increased marketing activities.

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

We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. Note 2 to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015, as updated as applicable in Note 1 to the unaudited condensed financial statements describes the significant accounting policies and estimates used in the preparation of the consolidated financial statements.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Total revenues	100%	100%	100%	100%
Cost of revenues	29	33	29	33
Gross profit	71	67	71	67
Operating expenses:
Research and development	38	45	39	47
Sales and marketing	14	16	15	18
General and administrative	7	7	6	8
Total operating expenses	59	68	60	73
Income (loss) from operations	12	(1)	11	(6)
Other income (loss), net	—	—	—	—
Income (loss) before taxes	12	(1)	11	(6)
(Provision for) benefit from taxes on income	—	1	(1)	—
Net income (loss)	12%	—%	10%	(6)%

Comparison of the Three Months Ended September 30, 2015 to the Three Months Ended September 30, 2014

The following table represents our total revenues for the three months ended September 30, 2015 and 2014 by product category, interconnect protocol and data rate:

	Three Months Ended September 30,
		% of		% of
Product category:	2015	Revenues	2014	Revenues
	($ in thousands)
ICs	$20,518	12.0%	$18,803	15.6%
Boards	65,752	38.4%	42,491	35.2%
Switch and gateway systems	51,825	30.2%	36,623	30.3%
Cables, accessories and other	33,282	19.4%	22,791	18.9%
Total revenue	$171,377	100%	$120,708	100%

	Three Months Ended September 30,
		% of		% of
Interconnect protocol and data rate:	2015	Revenues	2014	Revenues
	($ in thousands)
InfiniBand:
EDR	$14,431	8.4%	$—	—
FDR	95,483	55.7%	73,394	60.8%
QDR/DDR/SDR	12,447	7.3%	19,188	15.9%
Total	122,361	71.4%	92,582	76.7%
Ethernet	35,459	20.7%	19,660	16.3%
Other	13,557	7.9%	8,466	7.0%
Total revenue	$171,377	100%	$120,708	100%

Revenues. Revenues were $171.4 million for the three months ended September 30, 2015 compared to $120.7 million for the three months ended September 30, 2014, representing an increase of 42.0%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC market, as well as higher sales into the storage and EDC markets. In addition, the growth in revenues is attributed to increased sales of our Ethernet products into Web 2.0 and cloud markets. Revenues from FDR and EDR InfiniBand products increased as customers continued transitioning from QDR and lower data rates to the later generation products. Revenues for the three months ended September 30, 2015 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $122.2 million for the three months ended September 30, 2015 compared to $81.3 million for the three months ended September 30, 2014, representing an increase of 50.3%. As a percentage of revenues, gross margin increased to 71.3% in the three months ended September 30, 2015 from 67.4% in the three months ended September 30, 2014. The gross margin improvement was primarily a result of improved margins on switches and gateways systems and cables, and a decline in settlement costs. Gross margin for the three months ended September 30, 2015 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$32,366	18.9%	$27,005	22.4%
Share-based compensation	7,183	4.2%	6,755	5.6%
Development and tape-out costs	10,018	5.8%	8,482	7.0%
Other	16,294	9.5%	11,978	9.9%
Total Research and development	$65,861	38.4%	$54,220	44.9%

Research and development expenses were $65.9 million in the three months ended September 30, 2015 compared to $54.2 million in the three months ended September 30, 2014, representing an increase of 21.5%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to tape-outs and qualification of our new products. The increase in other research and development costs was primarily attributable to higher other employee related expenses, depreciation and amortization expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2015	% of Revenues	2014	% of Revenues
	($ in thousands)
Salaries and benefits	$14,713	8.6%	$10,520	8.7%
Share-based compensation	2,621	1.5%	2,472	2.0%
Trade shows and promotions	3,989	2.3%	2,386	2.0%
Other	3,493	2.1%	3,485	2.9%
Total Sales and marketing	$24,816	14.5%	$18,863	15.6%

Sales and marketing expenses were $24.8 million for the three months ended September 30, 2015 compared to $18.9 million for the three months ended September 30, 2014, representing an increase of 31.6%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions expenses was primarily attributable to an increase in trade show and advertising fees and higher expenses related to equipment for customer product evaluations.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues
	($ in thousands)
Salaries and benefits	$4,062	2.4%	$2,925	2.4%
Share-based compensation	2,434	1.4%	2,088	1.7%
Professional services	2,928	1.7%	2,881	2.4%
Other	1,520	0.9%	1,291	1.1%
Total General and administrative	$10,944	6.4%	$9,185	7.6%

General and administrative expenses were $10.9 million for the three months ended September 30, 2015 compared to $9.2 million for the three months ended September 30, 2014, representing an increase of 19.1%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other costs was primarily due to depreciation expense.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Cost of goods sold	$592	$532
Research and development	7,183	6,756
Sales and marketing	2,621	2,473
General and administrative	2,434	2,088
Total share-based compensation expense	$12,830	$11,849

Share-based compensation expenses were $12.8 million for the three months ended September 30, 2015, compared to $11.8 million for the three months ended September 30, 2014, representing an increase of 8.3%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2015 and RSU grants to new hires during fiscal year 2014 and 2015, partially offset by decreases from fully vested and cancelled options and RSUs.

At September 30, 2015, there were $90.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of 3.0 years.

Other Income (Loss), Net. Other income (loss), net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment losses on equity investments in private companies, and foreign currency exchange gains and losses. Other income (loss), net was $0.4 million for the three months ended September 30, 2015 and 2014.

Provision for Taxes on Income. Provision for taxes on income was $1.1 million for the three months ended September 30, 2015, compared to a benefit for taxes on income of $1.2 million for the three months ended September 30, 2014. The effective tax rate was approximately 5.3% and 202.6% for the three months ended September 30, 2015 and 2014, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.

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

Comparison of the Nine Months Ended September 30, 2015 to the Nine Months Ended September 30, 2014

The following table represents our total revenues for the nine months ended September 30, 2015 and 2014 by product category, interconnect protocol and data rate:

	Nine Months Ended September 30,
		% of		% of
Product category:	2015	Revenues	2014	Revenues
	($ in thousands)
ICs	$78,806	16.4%	$46,119	14.3%
Boards	188,319	39.1%	103,262	32.0%
Switch and gateway systems	128,319	26.7%	103,462	32.1%
Cables, accessories and other	85,756	17.8%	69,690	21.6%
Total revenue	$481,200	100%	$322,533	100%

	Nine Months Ended September 30,
		% of		% of
Interconnect protocol and data rate:	2015	Revenues	2014	Revenues
	($ in thousands)
InfiniBand:
EDR	$21,219	4.4%	$—	—
FDR	268,088	55.7%	176,288	54.7%
QDR/DDR/SDR	48,247	10.0%	55,879	17.3%
Total	337,554	70.1%	232,167	72.0%
Ethernet	109,124	22.7%	58,065	18.0%
Other	34,522	7.2%	32,301	10.0%
Total revenue	$481,200	100%	$322,533	100%

Revenues. Revenues were $481.2 million for the nine months ended September 30, 2015 compared to $322.5 million for the nine months ended September 30, 2014, representing an increase of 49.2%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC, storage, and EDC markets. In addition, the growth in revenues is attributed to increased sales of our Ethernet products into Web 2.0 and cloud markets. Revenues from InfiniBand EDR, and FDR products increased as customers continued transitioning from QDR and lower data rates to the later generation products. Revenues for the nine months ended September 30, 2015 are not necessarily indicative of future results.

Gross Profit and Margin. Gross profit was $343.8 million for the nine months ended September 30, 2015 compared to $215.0 million for the nine months ended September 30, 2014, representing an increase of 59.9%. As a percentage of revenues, gross margin increased to 71.4% in the nine months ended September 30, 2015 from 66.7% in the nine months ended September 30, 2014. The gross margin improvement was primarily a result of changes in the product mix, higher margins on switch gateways and cables, and lower amortization and acquisition-related costs. Gross margin for the nine months ended September 30, 2015 is not necessarily indicative of future results.

Research and Development.

The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues
	($ in thousands)
Salaries and benefits	$96,216	20.0%	$76,229	23.6%
Share-based compensation	21,504	4.5%	20,187	6.3%
Development and tape-out costs	26,805	5.6%	19,564	6.1%
Other	42,030	8.7%	36,083	11.1%
Total Research and development	$186,555	38.8%	$152,063	47.1%

Research and development expenses were $186.6 million in the nine months ended September 30, 2015 compared to $152.1 million in the nine months ended September 30, 2014, representing an increase of 22.7%. The increase in salaries and benefits and share-based compensation was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to tape-out and qualification costs for our new products. The increase in other research and development costs was primarily attributable to higher depreciation and amortization expenses, and other employee related expenses. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, develop new technologies and hire additional personnel.

For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.

Sales and Marketing.

The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues
	($ in thousands)
Salaries and benefits	$42,549	8.8%	$32,089	9.9%
Share-based compensation	7,765	1.6%	7,385	2.3%
Trade shows and promotions	10,864	2.3%	7,097	2.2%
Other	9,562	2.0%	10,294	3.2%
Total Sales and marketing	$70,740	14.7%	$56,865	17.6%

Sales and marketing expenses were $70.7 million for the nine months ended September 30, 2015 compared to $56.9 million for the nine months ended September 30, 2014, representing an increase of 24.4%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions expenses was primarily attributable to an increase in trade show and advertising fees and higher expenses related to equipment for customer product evaluations. The decrease in other expenses was primarily attributable to lower amortization costs of acquired intangible assets.

For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.

General and Administrative.

The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
		% of		% of
	2015	Revenues	2014	Revenues
	($ in thousands)
Salaries and benefits	$11,996	2.5%	$8,965	2.8%
Share-based compensation	6,816	1.4%	6,276	1.9%
Professional services	8,229	1.7%	8,237	2.6%
Other	4,274	0.8%	3,383	1.0%
Total General and administrative	$31,315	6.4%	$26,861	8.3%

General and administrative expenses were $31.3 million for the nine months ended September 30, 2015 compared to $26.9 million for the nine months ended September 30, 2014, representing an increase of 16.6%. The increase in salaries and benefits was attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expenses was primarily due to higher depreciation, facility and equipment expense.

For a further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.

The following table summarizes the distribution of total share-based compensation expense in the consolidated statements of operations:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cost of goods sold	$1,749	$1,586
Research and development	21,504	20,187
Sales and marketing	7,765	7,385
General and administrative	6,816	6,276
Total share-based compensation expense	$37,834	$35,434

Share-based compensation expenses were $37.8 million for the nine months ended September 30, 2015, compared to $35.4 million for the nine months ended September 30, 2014, representing an increase of 6.8%. The increase in share-based compensation expense was primarily due to RSUs granted to existing employees in the first quarter of fiscal 2015 and RSU grants to new hires during fiscal years 2014 and 2015, partially offset by decreases from fully vested and cancelled options and RSUs.

Other Income (Loss), Net. Other income (loss), net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment losses on equity investments in private companies, and foreign currency exchange gains and losses. Other (loss), net was $1.1 million for the nine months ended September 30, 2015 compared to other income, net of $1.0 million for the nine months ended September 30, 2014. The change was primarily attributable to a $3.2 million impairment loss on an investment in a privately held company, partially offset by an increase of $1.0 million in interest income and gains on investments due to higher cash and investment balances.

(Provision for)Benefit from Taxes on Income. Provision for taxes on income was $4.4 million for the nine months ended September 30, 2015, compared to a benefit from taxes on income of $0.6 million for the nine months ended September 30, 2014. The effective tax rate was approximately 8.1% and 3.0% for the nine months ended September 30, 2015 and 2014, respectively. The difference between our effective tax rates and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.

Liquidity and Capital Resources

On September 30, 2015, we entered into a merger agreement with EZchip for a purchase price of approximately $811.0 million. The acquisition is subject to various closing conditions, regulatory approvals, and the approval of EZchip shareholders. We expect to finance the acquisition with cash on hand of the combined companies, and $300 million in fully committed term debt financing. The Credit Facility will consist of a variable interest rate $300 million senior secured loan for the term of three years. The Credit Facility will provide for an additional term loan borrowing of up to $100 million under certain conditions. The Credit Facility is upon closing the EZchip acquisition. We expect to close the transaction in the first quarter of 2016.

Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. At September 30, 2015, our principal source of liquidity consisted of cash and cash equivalents of $140.5 and short-term investments of $345.1 million. We expect that our current cash, cash equivalents, short-term investments, committed Credit Facility and our cash flows operating activities will be sufficient to fund our operations over the next 12 months; after taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, and the costs we anticipate in conjunction with the acquisition of EZchip.

Our cash position, short-term investments, restricted cash and working capital at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$140,511	$51,326
Short-term investments	345,091	334,038
Restricted cash, current	—	3,604
Total	$485,602	$388,968
Working capital	$507,128	$398,862

Our ratio of current assets to current liabilities was 5.0:1 at September 30, 2015 compared to 4.4:1 at December 31, 2014.

Cash flows

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Net cash provided by (used in):
Operating activities	$115,797	$35,150
Investing activities	(42,759)	(57,987)
Financing activities	16,147	14,525
Net increase (decrease) in cash and cash equivalents	$89,185	$(8,312)

Operating activities

Net cash provided by our operating activities amounted to $115.8 million in the nine months ended September 30, 2015. Net cash provided by operating activities in the nine months ended September 30, 2015 was primarily attributable to net income of $49.7 million adjusted by net non-cash items of $69.4 million and changes in assets and liabilities of $3.3 million. The non-cash items consisted primarily of $37.8 million of share-based compensation, $30.5 million of depreciation and amortization, and $3.2 million of loss on impairment of an equity investment in a private company, partially offset by gains on investments of $2.2 million. The $3.3 million cash decrease from changes in assets and liabilities resulted primarily from an increase in inventories of $24.0 million as a result of our effort to fulfill forecasted sales and in prepaid expenses and other assets of $0.5 million, which were partially offset by an increase in accounts payable of $2.1 million primarily due to the timing of payments, and an increase of $18.8 million in accrued and other liabilities primarily due to increased deferred revenue.

Net cash provided by our operating activities amounted to $35.2 million in the nine months ended September 30, 2014. Net cash provided by operating activities consisted of a net loss of $19.3 million and changes in assets and liabilities of $9.4 million, partially offset by net non-cash items of $63.8 million. Non-cash expenses consisted primarily of $35.4 million of share-based compensation and $29.0 million for depreciation and amortization. The $9.4 million cash outflow from changes in assets and liabilities resulted from an increase in inventories of $3.7 million, an increase in prepaid expenses and other assets by $10.0 million primarily due to the timing of VAT receivables, an increase in accounts receivable of $2.2 million and a decrease in accrued liabilities and other payables of $1.2 million, partially offset by an increase in accounts payable of $7.8 million.

Investing activities

Net cash used by investing activities was $42.8 million in the nine months ended September 30, 2015. Cash used by investing activities was primarily attributable to $219.5 million in purchases of short-term investments offset by $210.8 million in proceeds from the sale of short-term investments, the release of restricted cash of $3.6 million, purchases of property and equipment of $37.0 million, and $0.6 million purchases of severance-related insurance policies.

Net cash used by investing activities was $58.0 million in the nine months ended September 30, 2014. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $32.4 million, purchases of property and equipment of $21.2 million and an equity investment of $3.7 million in a private company.

Financing activities

Our financing activities generated $16.1 million in the nine months ended September 30, 2015. Cash provided by financing activities was primarily due to proceeds of $17.0 million from the exercise of share awards, partially offset by principal payments on capital lease obligations of $0.8 million.

Our financing activities generated $14.5 million in the nine months ended September 30, 2014. Cash provided by financing activities was primarily due to proceeds of $15.3 million from the exercise of share awards, partially offset by principal payments on capital lease obligations of $1.1 million.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2015, and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	3-5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$765	$765	$—	$—	$—
Non-cancelable operating lease	44,359	6,051	22,239	10,401	5,668
Purchase commitments	69,308	53,828	15,480	—	—
Total	$114,432	$60,644	$37,719	$10,401	$5,668

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

The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. At September 30, 2015, our unrecognized tax benefits totaled $23.0 million, which would reduce our income tax expense and effective tax rate, if recognized.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk

We do not have any long-term borrowings. As more fully disclosed in Note 7-Commitments and Contingencies of the Notes to the unaudited condensed consolidated financial statements, the Company entered into an agreement to merge with EZchip. We expect to fund the merger partially with a $300.0 million variable interest term loan, for which the quantifiable interest rate risk is determinable at the close of the loan, expected to occur during the first quarter of 2016. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average remaining maturity of approximately 12 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody’s, Standard & Poor’s or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

To protect against reductions in the value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative contracts and natural hedges are generally utilized in this hedging program. We do not enter into derivative contracts for trading or speculative purposes. Our hedging program reduces, but does not eliminate, the impact of currency exchange rate movements (see Part II, Item 1A, “Risk Factors”). If we were to experience a 10% change in currency exchange rates, the impact on assets and liabilities denominated in currencies other than the U.S. dollar, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $1.3 million at September 30, 2015. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. At September 30, 2015, the notional value of the derivative contracts was NIS 438.7 million, or approximately $111.8 million based upon the exchange rate at September 30, 2015. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next 12 months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures at September 30, 2015. Per this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective at September 30, 2015 because of the material weaknesses in our internal control over financial reporting described below.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 the following control deficiencies that constituted material weaknesses in our internal control over financial reporting at December 31, 2014, which still existed at September 30, 2015.

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

•        Monitoring - We did not design and maintain effective monitoring controls related to the design and operating effectiveness of certain controls involving an inherent level of complexity, subjectivity, and judgment related to the following business processes: revenue and accounts receivable, purchases and payables, period-end financial reporting, goodwill, intangible and finite-lived assets, hedging, income taxes, business combinations, and stock-based compensation. Specifically, we did not maintain sufficient documentation or perform a sufficient review of the control activities due to an insufficient complement of personnel with an appropriate level of experience, training, and lines of reporting necessary to monitor control activities to allow for an effective internal control over financial reporting compliance group.

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

Ongoing remediation efforts

In response to the identified material weaknesses, our management, with oversight from our audit committee, has dedicated significant resources and efforts to improve our control environment and to remedy the identified material weaknesses. The following actions have been taken:

•                  Expanded and strengthened our internal audit organization, which reports directly to our audit committee, by hiring an Internal Audit Director as well as increasing the number of staff and external consultants engaged by our internal audit organization;

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

Actions taken during the current quarter

•                  During the quarter ended September 30, 2015, we substantially completed the comprehensive risk assessment of the design of existing controls and implemented new controls as needed to remediate the previously identified material weaknesses. However, as we have yet to complete the testing and evaluation of the effectiveness of the controls, management concluded that the material weaknesses described above have not been remediated as of the date of this report.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting during the Company’s fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top 10 customers accounted for 58% of our revenues. For the three months ended September 30, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 15%, 11% and 11%, respectively, of our total revenues, while sales to our top 10 customers accounted for 62% of our revenues. For the year ended December 31, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 11%, 11% and 10%, respectively, of our total revenues, while sales to our top 10 customers accounted for 62% of our revenues. The majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors. Increasingly, large Web 2.0 and cloud customers directly purchase our products for custom equipment they design. We expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. In September 2015, we entered into an agreement of merger with EZchip Semiconductor, Ltd. Acquisitions may involve numerous risks, including the following:

•                  difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products,

•                  the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions,

•                  potential difficulties in completing projects associated with in-process research and development intangibles and,

•                  difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions.

This anticipated acquisition of EZchip may also cause us to:

•                  use a substantial portion of our cash resources and incur significant amounts of debt under the Credit Facility in order to finance the acquisition of EZchip,

•                  significantly increase our interest expense, leverage and debt service requirements as a result of incurring debt under the Credit Facility to finance the EZchip,

•                  assume liabilities of EZchip,

•                  record certain goodwill and intangible assets that are subject to impairment testing on a regular basis, which could lead to potential periodic impairment charges,

•                  incur amortization expenses related to certain intangible assets,

•                  incur tax expenses related to the effect of acquisitions on our intercompany cost sharing arrangements and legal structure,

•                  incur large and immediate write-offs and restructuring and other related expenses and,

•                  become subject to intellectual property disputes or other litigation.

Risks Related to Our Indebtedness

Leverage incurred in connection with the acquisition of EZchip could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under the terms of the Credit Facility.

As a result of the acquisition of EZchip and the related Credit Facility, we expect to become more leveraged than we have been historically. As of September 30, 2015, we did not have any debt for borrowed money on our balance sheet. After giving effect to the acquisition of EZchip, we expect to have borrowed $300.0 million under the Credit Facility. Our substantial indebtedness could have more important consequences, including:

•                  increasing our vulnerability to adverse general economic and industry conditions;

•                  requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

•                  limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;

•                  placing us at a competitive disadvantage compared to our competitors with less indebtedness;

•                  exposing us to interest rate risk to the extent of our variable rate indebtedness; and

•                  making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes.

The Credit Facility will become due and payable three years after the closing of the acquisition of EZchip. In addition, if we were to experience a change of control, this would trigger an event of default under the Credit Facility, which would permit the lenders to immediately declare the loans due and payable in whole or in part. In either such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

For more information on the Credit Facility, see Note 7—Commitments and Contingencies in the notes to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this report.

Our Credit Facility is expected to impose certain restrictions on our business.

The Credit Facility is expected to contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to:

•                  incur additional indebtedness and issue preferred or redeemable shares;

•                  incur or create liens;

•                  consolidate, merge or transfer all or substantially all of our assets;

•                  make investments, acquisitions, loans or advances or guarantee indebtedness;

•                  engage in sale and lease back transactions;

•                  pay dividends or make other distributions on, redeem or repurchase shares or make other restricted payments; and

•                  engage in transactions with affiliates.

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, the Credit Facility if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

The breach of any of these covenants or restrictions could result in a default under the Credit Facility. In addition, the Credit Facility will contain cross-default provisions that could result in an acceleration of amounts outstanding under the Credit Facility if certain events of default occur under any of our material debt instruments. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under the Credit Facility, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition, and results of operations.

Servicing the debt incurred under the Credit Facility will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Credit Facility and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, when needed, which could result in a default on our indebtedness.

Risks Related to Anticipated Acquisitions

The failure to complete our acquisition of EZchip may adversely affect our business and our share price.

Our and EZchip’s obligations to consummate the EZchip acquisition are subject to the approval of EZchip’s shareholders and the satisfaction or waiver of certain customary conditions, including, among other things, the receipt of certain regulatory approvals. The Company currently anticipates that the EZchip acquisition will be completed during the first quarter of 2016; however there can be no assurance that these conditions to the completion of the EZchip acquisition will be satisfied in a timely manner or at all. If our acquisition of EZchip is not completed, our share price could fall to the extent that our current price reflects an assumption that we will complete the acquisition. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•                  we would have incurred significant costs in connection with the EZchip acquisition (including in respect of the Credit Facility) that we would be unable to recover;

•                  we may be subject to legal proceedings related to the failure to complete the acquisition;

•                  the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community; and

•                  any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the acquisition is not consummated.

We may fail to realize the benefits expected from the EZchip acquisition, which could adversely affect the value of our ordinary shares.

Although we expect significant benefits to result from the EZchip acquisition, there can be no assurance that we will actually realize these or any other anticipated benefits of the EZchip acquisition. The value of our ordinary shares following completion of the EZchip acquisition may be affected by our ability to achieve the benefits expected to result from the EZchip acquisition. Achieving the benefits of the EZchip acquisition will depend, in part, on our ability to integrate the business of EZchip successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

•                  demonstrating to our customers and the customers of EZchip that the EZchip acquisition will not adversely affect our ability to address the needs of customers or the loss of attention or business focus;

•                  coordinating and integrating independent research and development and engineering teams across technologies and product platforms to enhance product development while reducing costs;

•                  consolidating and integrating corporate, information technology, finance and administrative infrastructures;

•                  coordinating sales and marketing efforts to effectively position our capabilities and the direction of product development; and

•                  minimizing the diversion of management attention from important business objectives.

If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of EZchip, then we may not achieve the anticipated benefits of the EZchip acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the EZchip business is likely to require significant management attention both before and after the completion of the EZchip acquisition, and may divert the attention of management from our business and operational issues.

In addition, we would not realize any of the expected benefits of having completed the EZchip acquisition. The pending EZchip acquisition, if completed, will be our largest acquisition to date, by a significant margin. The benefits we expect to realize from the EZchip acquisition are based on projections and assumptions about the combined businesses of the Company and EZchip, which may not materialize or which may prove to be inaccurate.

Risks Related to Operations in Israel and Other Foreign Countries

We are susceptible to additional risks from our international operations.

We derived 45% and 49% our revenues in the three months ended September 30, 2015 and 2014, respectively, from sales outside of North America. As a result, we face additional risks from doing business internationally, including:

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

At September 30, 2015, based on information filed with the SEC or reported to us Oracle Corporation owned approximately 8% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 14% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors’ perception that conflicts of interest may exist or arise.

The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.

During the three months ended September 30 2015 our shares traded as low as $32.24 and as high as $49.59 per share. During the 12 months ended September 30, 2015 our shares traded as low as $32.24 per share and as high as $52.77 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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

•                  changes in financial estimates, including our ability to meet our future revenue and operating profit or loss;

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 — OTHER INFORMATION

None.

ITEM 6 — EXHIBITS

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).
10.1 (2)	Agreement of Merger, dated September 30, 2015, by and among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.
(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-33299) filed on September 30, 2015.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2015	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial

Exhibit Index

3.1 (1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 16, 2011).
10.1 (2)	Agreement of Merger, dated September 30, 2015, by and among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.
(2)	Incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-33299) filed on September 30, 2015.