Form 10-K
period 2015-12-31
Mellanox Technologies, Ltd.
filed 2016-02-26
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.3 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 22, 2016, was 47,330,469.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2015.

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

ITEM 1—BUSINESS
We are an integrated supplier of end-to-end high-performance interconnect products and solutions based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), cloud, Web 2.0, storage, financial services, and enterprise data center ("EDC"). These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by largest server vendors. We supply our products to leading storage and communications infrastructure equipment vendors. Additionally, our products are used as embedded solutions.
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters and switches to the market, and the only end-to-end supplier on these products today. This provides us the opportunity to gain share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 100 Gb/s.
In September 2015, we entered into an Agreement of Merger (the “Agreement”) to acquire EZchip Semiconductor, Ltd. ("EZchip"), for approximately $811.0 million. EZchip is a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. The transaction closed on February 23, 2016 and was financed with cash on hand, and with $280 million in term debt ("Term Debt").
We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, ("VPI"), into our ConnectX family of adapter ICs and cards, and in April 2011, we introduced the SwitchX family of switch ICs that incorporates VPI technology. VPI provides the ability for an adapter or switch to automatically sense whether a communications port is connected to Ethernet or InfiniBand. In 2015, we introduced the Spectrum family of 25, 50, and 100Gb/s Ethernet switches and the Switch-IB 2 smart InfiniBand switch.
In order to accelerate adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor and accelerator vendors such as AMD, ARM, IBM, Intel, Nvidia, Oracle, and Qualcomm;

•	operating system vendors such as Microsoft and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMware.
We are a Steering Committee member of the InfiniBand Trade Association, ("IBTA"), and the OpenFabrics Alliance, ("OFA"), both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are a founding member of the 25 Gigabit Ethernet consortium. We are also a participating member of the Institute of Electrical and Electronic Engineers, or IEEE, an organization which facilitates the advancement of the Ethernet standard, Ethernet Alliance and other industry organizations advancing various networking and storage related standards.
Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets as of December 31, 2015 and 2014 were approximately $1,053.4 million and $863.2 million, respectively. During the years ended December 31, 2015, 2014 and 2013, we generated approximately $658.1 million, $463.6 million and $390.4 million in revenues, respectively, and approximately $92.9 million, $(24.0) million and $(23.3) million in net income (loss), respectively.
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
Demand for computing power and data storage capacity continue to rise, fueled by the increasing reliance by enterprises on information technology ("IT") for everyday operations. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to clustered computing and storage using connections among multiple standard components;

•	Transition to multiple and multi-core processors in servers;

•	Use of solid state Flash memory drives for data storage;

•	Increasing deployments of software defined scale out storage;

•	Enterprise data center infrastructure consolidation;

•	Increasing deployments of mission critical, latency, or response time sensitive applications;

•	Increasing deployments of converged and hyperconverged infrastructure;

•	Increasing deployment of virtualized computing and virtualized networking resources to improve server utilization;

•	Requirements by cloud providers to perform system provisioning, workload migrations and support multiple users' requests faster and more efficiently;

•	Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities; and

•	Big Data Analytics requirements for faster data access and processing to analyze increasingly large datasets and to provide real-time analysis.
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
Challenges Addressed by High-Performance Interconnect
The trends described above indicate that high-performance interconnect solutions will play an increasingly important role in IT infrastructures and will drive strong growth in unit demand. Performance requirements for interconnect solutions, however, continue to evolve and lead to high demand for solutions that are capable of resolving the following challenges to facilitate broad adoption:

•
Performance limitations. In clustered computing, cloud computing and storage environments, high bandwidth and low latency are key requirements to capture the full performance capabilities of a cluster. With the usage of multiple multi-

core processors in server, storage and embedded systems, I/O bandwidth has not been able to keep pace with processor advances, creating performance bottlenecks. Fast data access has become a critical requirement to take advantage of the increased compute power of microprocessors. In addition, interconnect latency has become a limiting factor in a cluster's overall performance.

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

In addition to InfiniBand and Ethernet, proprietary and other standards-based interconnect solutions, including Fibre Channel, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions.

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

•
Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2, 4, 8 and 16Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet) and InfiniBand (Fibre Channel over InfiniBand). The Fibre Channel market is declining as legacy storage area network moves to more modern Web 2.0 and cloud architectures based on converged, software defined, and scale out storage.

•
Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1/10Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than other interconnect solutions in high-performance computing, storage and communication applications. An increase to 25/40/50/100Gb/s, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest scalability.

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

The following table provides a bandwidth comparison of the various high-performance interconnect solutions:

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
Our Ethernet Solutions
Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a complete industry leading, end-to-end 10/40/56Gb/s Ethernet product portfolio for use in EDC, HPC, embedded environments, hyperscale, Web 2.0, and cloud data centers. Our portfolio of advanced Ethernet switch products supports the latest generation of Ethernet speeds at 10/25/40/50/56/100Gb/s and all deliver wire speed forwarding for telco and data center environments. In addition, we provide a full range of Ethernet NICs at these speeds which incorporate the latest in Ethernet technology, including support for virtualization and RDMA over Converged Ethernet (RoCE). These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.
VPI: Providing Connectivity to InfiniBand and Ethernet
Our VPI technology enables us to offer fabric-flexible products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions.
Our Strengths
We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•
We have expertise in developing high-performance interconnect solutions. We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 285 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•
We have expertise in developing high speed analog and optical components. We have unique design expertise and manufacturing capabilities required to build state of the art optical components, modules, and cable assemblies. We have developed significant know-how related to building advanced electrical and electro-optical components and sub-assemblies which combine electrical and optical components on an integrated silicon photonics substrate. In addition, we have design expertise to enable advanced transceiver chipsets for driving and receiving multimode optical signals and interfacing to low cost lasers and optical sensor technologies. We have developed significant manufacturing know how and automated assembly techniques to combine these optical and electrical components and build complete optical module and cables that are high performance, cost effective, high quality, and offer high reliability.

•
We believe we are the leading merchant supplier of InfiniBand ICs. We have gained in-depth knowledge of the InfiniBand standard through active participation in its development. We were first to market with InfiniBand products (in 2001) and InfiniBand products that support the standard PCI Express interface (in 2004), PCI Express 2.0 interface (in 2007) and PCI Express 3.0 (in 2011). We have sustained our leadership position through the introduction of several generations of products. Because of our market leadership, vendors have developed and continue to optimize their software products based on our semiconductor solutions. We believe that this places us in an advantageous position to benefit from continuing market adoption of our InfiniBand products.

•
We believe we are the leading merchant supplier of high performance Ethernet Adapters. We have gained significant expertise in Ethernet adapters and are the leading supplier of adapters with speeds above 10Gb/s with over 90% market share of 40Gb/s adapters. Four out of the top five hyperscale cloud and Web 2.0 data centers are our customers. Our engagement with these customers through several generations of designs has allowed us to understand the challenges faced by large scale deployments, and to develop features that solve these problems. We are the first to market with a complete end-to-end product portfolio of the latest 25, 50, and 100 Gb/s speeds of Ethernet. Our leading time to market, customer engagements, advanced feature set, and rapid development cadence provides a significant competitive advantage over other vendors. We believe that this places us in an advantageous position to benefit from continuing market adoption of our Ethernet products.

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

•
Capture Ethernet market share with our adapter, switch, and cable products. We believe we are the market leader in Ethernet adapters with performance greater than 10Gb/s and the only provider of end-to-end solutions of adapters, switches, and cables at the latest 25, 50, and 100Gb/s speeds. We plan to capture Ethernet market share as data centers transition from 10Gb/s to 25/40/50 or100 Gb/s. We believe we will be able to leverage our strength in the Ethernet adapter business to grow our Ethernet switch and cable business during the market transition to these advanced speeds.

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

Our Products
We provide complete solutions which are based on and meet the specifications of the InfiniBand and Ethernet standards. Our InfiniBand products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, and SwitchX®-2, and Switch-IB™ product families) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), software, cables and modules. The last 4 generations of our adapters and cards (ConnectX®, ConnectX®-2,ConnectX®-3, ConnectX®-4 product families) support both the Ethernet and InfiniBand interconnect standards. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways that support bridging from InfiniBand to Ethernet. Our Spectrum family of Ethernet switches support data rates from 10 to 100Gb/s. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.
        We have registered "Mellanox" and its logo, "BridgeX", "Connect-IB", "ConnectX", "CoolBox", "CORE-Direct", "GPUDirect", "InfiniBridge", "InfiniHost", "InfiniScale", "Kotura" and its logo, "Mellanox Federal Systems", “Mellanox Hostdirect”, “Mellanox Open Ethernet”, “Mellanox Peerdirect", "Mellanox ScalableHPC", "Mellanox Technologies Connect.

Accelerate. Outperform", "Mellanox Virtual Modular Switch", "MetroDX", "MetroX", "MLNX-OS", “Open Ethernet” logo, "PhyX", "SwitchX", "TestX", "The Generation of Open Ethernet" and its logo, "UFM", "Virtual Protocol Interconnect" and "Voltaire" and its logo as trademarks in the United States.
        We have trademark applications pending to register in the United States “25G is the New 10G”, "Accelio", "CloudX" logo, "CompustorX", “CYPU”, “FPGADirect”, "HPC-X"LinkX", “Mellanox Care”, "Mellanox CloudX" and it logo, ""Mellanox Multi-host", “Mellanox NEO”, "Mellanox Opencloud" and its logo, "“Mellanox OpenHPC”, “Mellanox Socket Direct”, “Mellanox Spectrum”, “Mellanox StorageX”, "Mellanox TuneX, “NVMEDirect”, “One Switch. A world of options” slogan, , "PlatformX", "PSiPHY", "SiPhy", “Spectrum”, "StoreX", “STPU”, “Switch-EN”, "Switch-IB", "TuneX", “UCX”, “UCX Unified Communication X” and "Unbreakable-Link".
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
We provide our switch ICs and systems to server, storage, communications infrastructure and embedded systems
OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our Spectrum Ethernet switch IC supports 10, 25, 40, 50, 56, and 100Gb/s Ethernet throughput. Our 8th generation InfiniBand switch IC (Switch-IB 2) supports up to 100Gb/s InfiniBand throughput. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port.
Our products generally vary by the number and performance of InfiniBand or Ethernet ports supported.
We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.
We also provide our OEM customers software and tools that facilitate the use and management of our products. Developed in conjunction with the OFA, our Linux- and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager ("UFM"), Network Orchestration (NEO), and MLNX- OS, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. In addition, we provide a full suite of acceleration software (Messaging Accelerator, ("VMA"), Fabric Collective Accelerator ("FCA"), and Unstructured Data Accelerator ("UDA"), that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.
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
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs and ODMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM and ODM customers. In the years ended December 31, 2015, 2014 and 2013 sales to Hewlett-Packard accounted for 14%, 11% and 13%, respectively of our total revenues. In the year ended December 31, 2014, sales to Dell accounted for 11% of our total revenues. In the years ended December 31, 2014 and 2013 sales to IBM accounted for 10% and 17%, respectively, of our total revenues.
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
Sales and Marketing
We sell our products worldwide through multiple channels, including our direct sales force, our network of domestic and international sales representatives and independent distributors. We have strategically located marketing and sales personnel in the United States, Europe, China, Japan, India, Taiwan and Australia. Our sales directors focus their efforts on leading

OEMs and target key decision makers. We are also in frequent communication with our customers' and partners' sales organizations to jointly promote our products and partner solutions into end-user markets. We have expanded our sales and business development teams to engage directly with end users promoting the benefits of our products which we believe creates additional demand for our customers' products that incorporate our products.
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
Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $252.2 million in 2015, $208.9 million in 2014 and $169.4 million in 2013.

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
Quality Assurance. We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own Teradyne IC in-house testers providing immediate test data and the ability to generate characterization reports that are made available to our customers. Our adapter cards and custom switch system products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.
Employees
As of December 31, 2015 we had 1,922 full-time employees and 197 part-time employees, including 1,424 in research and development, 354 in sales and marketing, 251 in general and administrative and 90 in operations. 1,429 of our full-time employees and 192 of the part-time employees are located in Israel.
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
As of December 31, 2015, we had 236 issued patents and two registered designs in the United States, five issued patents in Israel and 44 issued patents and two registered designs in other countries. We had 134 patent applications and three design applications pending in the United States and 31 patent applications and one design application pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition, the lives of acquired patents may also have a shorter term depending upon their acquisition date and the issue date of respective patent. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.
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
We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation, which acquired the InfiniBand product lines from QLogic Corporation at the beginning of 2012. In addition, we compete with proprietary interconnects such as Intel’s Omni-Path. For Ethernet technology, the leading IC vendors include Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Broadcom Corporation, Marvell Technology Group, and QLogic Corporation. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
Acquisition
In September 2015, we entered into an Agreement to acquire EZchip, for approximately $811.0 million. EZchip is a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and

100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.
Under the Agreement, EZchip became our wholly owned subsidiary. The acquisition closed on February 23, 2016. At the closing, we assumed each unvested option and RSU of EZchip on the same terms and conditions as were applicable to such EZchip option or RSU (including with respect to vesting), and converted it to an equivalent equity award to receive our ordinary shares appropriately adjusted to take into account the transaction consideration. All vested, in-the-money EZchip stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the transaction, were cashed out. Any vested out-of-the-money EZchip options were cancelled for no consideration. The acquisition and related transaction expenses was financed with cash on hand and with $280 million in term debt. For additional information regarding the debt financing, see Note 9 to the audited consolidated financial statements. As of December 31, 2015, we have incurred approximately $1.6 million in legal, accounting and consulting fees associated with the EZchip transaction.
For further discussion of our acquisitions, see Note 3 of the Notes to audited consolidated financial statements.
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
Although we expect significant benefits to result from the EZchip acquisition, there can be no assurance that we will actually realize these or any other anticipated benefits of the EZchip acquisition. The value of our ordinary shares following the completion of the EZchip acquisition may be affected by our ability to achieve the benefits expected to result from the EZchip acquisition. Achieving the benefits of the EZchip acquisition will depend, in part, on our ability to integrate the business of EZchip successfully and efficiently with our business. The challenges involved in this integration, which will be complex and time-consuming, include the following:

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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of EZchip, then we may not achieve the anticipated benefits of the EZchip acquisition and our revenue, expenses, operating results and financial condition could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the EZchip business is likely to require significant management attention following the completion of the EZchip acquisition, and may divert the attention of management from our business and operational issues.
In addition, we may not realize any of the expected benefits of having completed the EZchip acquisition. The EZchip acquisition is our largest acquisition to date. The benefits we expect to realize from the EZchip acquisition are based on projections and assumptions about the combined businesses of the Company and EZchip, which may not materialize or which may prove to be inaccurate.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. We completed the acquisition of EZchip on February 23, 2016 and may engage in future acquisitions.
Acquisitions create additional, material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include:

•
difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	possible disruption to the continued expansion of our product lines;

•	potential changes in our customer base and changes to the total available market for our products;

•	reduced demand for our products;

•	potential difficulties in completing projects associated with in-process research and development intangibles and,

•	the use of a substantial portion of our cash resources and incurrence of significant amounts of debt;

•	significantly increase our interest expense, leverage and debt service requirements as a result of incurring debt;

•	the impact of any such acquisition on our financial results;

•	internal controls may become more complex and may require significantly more resources to ensure they remain effective;

•	negative customer reaction to any such acquisition; and

•	assuming the liabilities of the acquired company.
Leverage incurred in connection with the acquisition of EZchip could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under the terms of the Term Debt.
As a result of the acquisition of EZchip and the related Term Debt, we have become more leveraged than we have been historically. As of December 31, 2015, we did not have any debt for borrowed money on our balance sheet. After giving effect to the acquisition of EZchip, we have borrowed $280.0 million under the Term Debt. Our substantial indebtedness could have more important consequences, including:

•	increasing our vulnerability to adverse general economic and industry conditions;

•
requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, the execution of our business strategy, acquisitions and other general corporate purposes;

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
The Term Debt requires payment of principal and accrued interest during the three years after the closing of the acquisition of EZchip. In addition, if we were to experience a change of control, this would trigger an event of default under the Term Debt, which would permit the lenders to immediately declare the loans due and payable in whole or in part. In either such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

Our Term Debt is expected to impose certain restrictions on our business.
The Term Debt is expected to contain a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to:

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
The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, the Term Debt if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.
The breach of any of these covenants or restrictions could result in a default under the Term Debt. In addition, the Term Debt contains cross-default provisions that could result in an acceleration of amounts outstanding under the Term Debt if certain events of default occur under any of our material debt instruments. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under the Term Debt, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition, and results of operations.
Servicing the debt incurred under the Term Debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
 Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Debt and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, when needed, which could result in a default on our indebtedness.
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
We have made, and could make in the future, investments in technology companies, including privately-held companies in a development stage. Many of these private equity investments are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we have written down the carrying value of these investments in the past and may be required to write down the carrying value of these investments in the future to reflect other-than-temporary declines in their value, which could have a material adverse effect on our business, financial position and results of operations.
The adoption of InfiniBand is largely dependent on third-party vendors and end users and InfiniBand may not be adopted at the rate or to the extent that we anticipate.
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
A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top ten customers accounted for 57% of our revenues. For the year ended December 31, 2014, sales to Hewlett-Packard, Dell and IBM accounted for 11%, 11% and 10%, respectively, of our total revenues, while sales to our top ten customers accounted for 62% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation. For Ethernet technology, the leading IC vendors include Intel and Broadcom Limited. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Broadcom Limited and QLogic Corporation. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies as well as proprietary interconnect technologies, such as Intel’s Omni-Path. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
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
There has been a trend toward industry consolidation in our markets for several years, as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results and financial condition.
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenues
Our business is dependent on us winning competitive bid selection processes, known as “design wins,” to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and to dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures.
Furthermore, winning a product design does not guarantee sales to a customer. We may experience delays in generating revenue as a result of the lengthy development cycle typically required, or we may not realize as much revenue as anticipated. In addition, a delay or cancellation of a customer's plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated little or no revenue. Customers could choose at any time to stop using our products or may fail to successfully market and sell their products, which could reduce the demand for our products and cause us to hold excess inventory, thereby materially adversely affecting our business, financial condition and results of operations.
The timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at or around the same time, may strain our resources and those of our contract manufacturers. In such event we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses, which may have a material adverse effect on our results of operations.
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue
If we fail to develop new products or enhance our existing products to react to rapid technological change and market demands in a timely and cost-effective manner, our business will suffer.
We must develop new products or enhance our existing products with improved technologies to meet rapidly evolving customer requirements. We are currently engaged in the development process for our next generation of products in order to meet the demands of our customers who continually require higher performance and functionality at lower costs. The development process for these advancements is lengthy and will require us to accurately anticipate technological innovations and market trends. Developing and enhancing these products can be time-consuming, costly and complex. Our ability to fund product development and enhancements partially depends on our ability to generate revenues from our existing products.
We may be unable to successfully develop additional next generation products, new products or product enhancements. There is a risk that these developments or enhancement will be late, have technical problems, fail to meet customer or market specifications or otherwise be uncompetitive with other products using alternative technologies that offer comparable performance and functionality. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business, financial condition and results of operations may be adversely affected if we fail to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
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
In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited our diversity of suppliers and increased our risk of a "single point of failure." Specifically, as we move to smaller geometries, we have become increasingly reliant on IC manufacturers. The lack of diversity of suppliers could also drive increased prices and adversely affect our results of operations, including our product gross margins.
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
Our product gross margins vary from quarter to quarter, and our recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, product transitions, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, warranty related issues, or the introduction of new products or entry into new markets with different pricing and cost structures.
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
Our quarterly and annual revenues and operating results are difficult to predict and have fluctuated in the past, and may fluctuate in the future, from quarter to quarter and year to year. It is possible that our operating results in some quarters and years will be below market expectations. This would likely cause the market price of our ordinary shares to decline. Our quarterly and annual operating results are affected by a number of factors, many of which are outside of our control, including:

•	unpredictable volume and timing of customer orders, which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more of our customers, or a significant reduction or postponement of orders from our customers;

•	our customers' sales outlooks, purchasing patterns and inventory levels based on end-user demands and general economic conditions;

•	seasonal buying trends;

•	the timing of new product announcements or introductions by us or by our competitors;

•	our ability to successfully develop, introduce and sell new or enhanced products in a timely manner;

•	changes in the relative sales mix of our products;

•	decreases in the overall average selling prices of our products;

•	changes in the cost of our finished goods; and

•	the availability, pricing and timeliness of delivery of other components used in our customers' products.

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
We rely primarily upon trade secret, patent, trademark and copyright laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenues could suffer.
We seek to protect our proprietary manufacturing specifications, documentation and other written materials primarily under trade secret, patent, trademark and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

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
Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. Patents that we currently own do not cover all of the products that we presently sell as we have patent applications pending with respect to certain products, while we have not been able to obtain, or choose not to seek, patent protection for other products. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Furthermore, any issued patents may be challenged, invalidated or declared unenforceable. Whether or not these patents are issued, the applications may become publicly available and the proprietary information disclosed in the applications will become available to others. The lives of acquired patents may also be of a shorter term depending upon their acquisition dates and the issue dates. The term of any issued patent in the United States and Israel is typically 20 years from its filing date, and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business, financial condition and results of operations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later on turn out to be important. In such cases, our lack of intellectual property rights may have a material adverse impact on our business, financial condition and results of operations.
Intellectual property litigation, which is common in our industry, could be costly, harm our reputation, limit our ability to sell our products and divert the attention of management and technical personnel.
The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. From time to time, we receive notices from competitors and other third parties that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. We may also be required to indemnify some customers and strategic partners under our agreements if a third party alleges or if a court finds that our products or activities have infringed upon, misappropriated or misused another party's proprietary rights. We have received requests from certain customers and strategic partners to include increasingly broad indemnification provisions in our agreements with them. Additionally, our products may contain technology provided to us by other parties such as contractors, suppliers or customers. We may have little or no ability to determine in advance whether such technology infringes upon the intellectual property rights of a third party. Our contractors, suppliers and licensors may not be required to indemnify us in the event that a claim of infringement is asserted against us, or they may be required to indemnify us only up to a maximum amount, above which we would be responsible for any further costs or damages.
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
In the normal course of business, we enter into agreements and terms and conditions that require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates intellectual property rights, as well as against certain claims relating to property damage, personal injury or acts or omissions relating to supplied products or technologies, or acts or omissions made by us or our agents or representatives. In addition, we are obligated pursuant to indemnification undertakings with our officers and directors to indemnify them to the fullest extent permitted by law and to indemnify venture capital funds that were affiliated with or represented by such officers or directors. If we receive demands for indemnification under these agreements and terms and conditions, they will likely be very expensive to settle or defend, and we may incur substantial legal fees in connection with any indemnity demands. Our indemnification obligations under these agreements and terms and conditions may be unlimited in duration and amount, and could have an adverse effect on our business, financial condition and results of operations.
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
In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or modifying existing share options. These modifications of our compensation policies and the requirement to expense the fair value of share options and restricted share units awarded to employees and officers may increase our operating expenses and result in the dilution of our holders of our ordinary shares. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

We may not be able to manage our future growth effectively, and we may need to incur significant expenditures to address the additional operational and control requirements of our growth.
We are experiencing a period of company growth and expansion. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development and strengthen our sales and marketing and general and administrative efforts. To successfully manage our growth, we believe we must effectively:

•	manage and enhance our relationships with customers, distributors, suppliers, end users and other third parties;

•	implement additional, and enhance existing, administrative, financial and operations systems, procedures and controls;

•	address capacity shortages;

•	expand and upgrade our technological capabilities;

•	manage the challenges of having U.S., Israeli and other foreign operations; and

•
hire, train, integrate and manage additional qualified engineers for research and development activities as well as additional personnel to strengthen our sales and marketing, financial and IT functions.

Managing our growth may require substantial managerial and financial resources and may increase our operating costs even though these efforts may not be successful. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, satisfy customer requirements, execute our business plan or respond to competitive pressures, in which case our business, financial conditions and results of operations may be adversely affected.
We are subject to risks associated with our distributors' product inventories and product sell-through.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We limit distributor return rights and we allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize reserves for distributor rights related to these limited stock returns and price adjustments. We recognize revenues for sales to distributors upon sell through by the distributors, net of estimated provisions for these stock return and price adjustment programs. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data has been generally accurate. To the extent that this data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
We do not always have a direct relationship with the end customers of our products sold through distributors. As a result, our products may be used in applications for which they were not necessarily designed or tested, and they may not perform as anticipated in such applications. In such event, failure of even a small number of parts could result in significant liabilities to us, damage our reputation and harm our business and results of operations.
Certain of our customers and suppliers require us to comply with their codes of conduct, which may include certain restrictions that may substantially increase our cost of doing business as well as have an adverse effect on our operating efficiencies, operating results and financial condition.
Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct (“EICC”) or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, operating results and financial condition.
We may experience defects in our products, unforeseen delays, higher than expected expenses or lower than expected manufacturing yields of our products, which could result in increased customer warranty claims, delays of our product shipments and prevent us from recognizing the benefits of new technologies we develop.
Our products may contain defects and errors. Product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased product returns, including wide-scale product recalls, warranty expenses and product liability claims against us which may not be fully covered by insurance. Our products are complex and our quality control tests and procedures may fail to detect any such defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. As a result, defects in our products could have an adverse effect on our business, financial condition and results of operations.
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
We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates or new information is discovered in the course of our tax return preparation process, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be affected by the tax effects of acquisitions, restructuring activities, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our business, financial condition or results of operations.
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
We may be subject to disruptions or failures in information technology systems and network infrastructures, including theft, misuse of our electronic data or cyber-attacks that could have a material adverse effect on us.
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
Our U.S. corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood or tsunami, could have a material adverse impact on our business, operating results and financial condition. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, operating results and financial condition would be adversely affected.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent material fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur significant expenses and to devote significant management resources to Section 404 compliance. Furthermore, as we grow our business or acquire businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire could harm our operating results or cause us to fail to meet our reporting obligations. In the event that our CEO, CFO or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares.
Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our ordinary shares may decline and we could become subject to a variety of administrative sanctions, including the suspension or delisting of our ordinary shares from The NASDAQ Global Select Market. We may also be required to restate our financial statements from prior periods.
Risks Related to Operations in Israel and Other Foreign Countries
Regional instability in Israel may adversely affect business conditions and may disrupt our operations and negatively affect our revenues and profitability.
We have engineering facilities, corporate and sales support operations located in Israel. A significant number of our employees and material amount of assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Iraq, Syria and Libya. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
The security and political conditions may have an impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. Our Israeli operations, which are located in northern Israel are within range of Hezbollah missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.
In addition, our business insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us as a result of such events could have a material adverse effect on our business, financial condition and results of operations.
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
We derived 51% of our revenues in the years ended December 31, 2015, 2014 and 2013, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

•	reduced protection of intellectual property rights in some countries;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	adverse economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	compliance with the United States' Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	compliance with export control and regulations;

•	licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability;

•	variance and unexpected changes in local laws and regulations

•	natural disasters and public health emergencies; and

•	trade and travel restrictions.
A significant legal risk associated with conducting business internationally is compliance with various and differing anti-corruption and anti-bribery laws and regulations of the countries in which we do business, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar laws in China. In addition, the anti-corruption laws in various countries are constantly evolving and may, in some cases, conflict with each other. Our Code of Ethics and Business Conduct and other policies prohibit us and our employees from offering or giving anything of value to a government official for the purpose of obtaining or retaining business and from engaging in unethical business practices, including kick-backs to or from purely private parties. However, there can be no assurance that all of our employees or agents will refrain from acting in violation of such laws and our related anti-corruption policies and procedures. Any violations of these anti-corruption or trade control laws, or even allegations of such violations, can lead to an investigation, which could disrupt our operations, involve significant management distraction, and lead to significant costs and expenses, including legal fees. If we, or our employees or agents acting on our behalf, are found to have engaged in practices that violate these laws and regulations, we could suffer severe fines and penalties, profit disgorgement, injunctions on future conduct, securities litigation, and other consequences that may have a material adverse effect on our business, financial condition and results of operations. In addition, our reputation, sales activities or stock price could be adversely affected if we become the subject of any negative publicity related to actual or potential violations of anti-corruption, anti-bribery, or trade control laws and regulations.
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
If we elect to distribute dividends out of income derived from "Approved Enterprise" operations during the tax exemption period, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12 year limitation does not apply to foreign investment companies. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.
The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
We have received grants from the government of Israel through the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy (the "OCS"), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, the Encouragement of Industrial Research and Development Law 5744-1984, or the R&D Law, as well as the regulations, the OCS guidelines and the terms of these grants restrict the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2015, our shares traded as low as $32.24 per share and as high as $52.77 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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
We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our shareholders would be diluted, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt may also have certain rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, operating results and financial condition.
If we sell our ordinary shares in future financings, ordinary shareholders could experience immediate dilution and, as a result, the market price of our ordinary shares may decline.
We may from time to time issue additional ordinary shares at a discount from the current trading price of our ordinary shares. As a result, our ordinary shareholders would experience immediate dilution upon the purchase of any ordinary shares sold at such discount. In addition, as opportunities present themselves, we may enter into equity or debt financings or similar arrangements in the future, including the issuance of convertible debt securities, preferred shares or ordinary shares. If we issue ordinary shares or securities convertible into ordinary shares, holders of our ordinary shares could experience dilution.

The ownership of our ordinary shares may continue to be concentrated, and your interests may conflict with the interests of our significant shareholders.
As of December 31, 2015, based on information filed with the SEC or reported to us, Oracle Corporation and Scopia Capital Management, LLC beneficially owned an aggregate of approximately 15% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 20% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.
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
Provisions of our amended and restated articles of association may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	no cumulative voting;

•	a requirement for any merger involving the Company shall require the approval of the shareholders of at least a majority of the voting power of the Company;

•
a requirement for the approval of at least 75% of the voting power represented at the general meeting of the shareholders for the removal of any director (not including external directors) from office, and election of any director instead of the director so removed;

•	an advance notice requirement for shareholder proposals and nominations.
Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. Please see "Risk Factors-Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." for a further discussion of Israeli laws relating to mergers and acquisitions. These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
As of December 31, 2015, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet)	807	110	49	966
Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.
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

The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2015	High	Low
First quarter	$48.92	$42.37
Second quarter	$52.77	$44.28
Third quarter	$49.59	$32.24
Fourth quarter	$48.14	$37.05

2014	High	Low
First quarter	$46.04	$33.07
Second quarter	$40.80	$30.58
Third quarter	$45.15	$33.33
Fourth quarter	$46.96	$39.21
As of February 22, 2016, we had approximately 219 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.
Share Performance Graph
The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2010 and ends on December 31, 2015, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2010, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2010 *	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Mellanox Technologies	100.00	124.15	226.90	152.73	163.28	161.02
NASDAQ Composite Index	100.00	98.20	113.82	157.44	178.53	188.75
Philadelphia Semiconductor Index	100.00	88.49	93.26	129.92	166.79	161.11
_______________________________________________________________________________
* $100 invested on December 31, 2010 in shares or index-including reinvestment of dividends.
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
Recent Sales of Unregistered Securities
None.

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2013, 2012, and 2011 and our consolidated statements of operations data for the years ended December 31, 2012 and 2011, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2015, as well the consolidated balance sheet data as of December 31, 2015 and 2014, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2015	2014	2013 (1)	2012	2011 (2)
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$658,140	$463,649	$390,436	$500,275	$259,251
Cost of revenues	189,209	148,672	134,282	157,736	91,988
Gross profits	468,931	314,977	256,154	342,539	167,263
Operating expenses:
Research and development	252,175	208,877	169,382	138,310	92,283
Sales and marketing	97,438	76,860	70,544	60,894	40,294
General and administrative	44,212	36,431	37,046	24,456	21,736
Total operating expenses	393,825	322,168	276,972	223,660	154,313
Income (loss) from operations	75,106	(7,191)	(20,818)	118,879	12,950
Other income (loss), net	(524)	1,449	1,228	1,259	759
Income (loss) before taxes on income	74,582	(5,742)	(19,590)	120,138	13,709
Benefit from (provision for) taxes on income	18,312	(18,267)	(3,752)	(8,187)	(3,375)
Net income (loss)	$92,894	$(24,009)	$(23,342)	$111,951	$10,334

Net income (loss) per share—basic	$2.00	$(0.54)	$(0.54)	$2.71	$0.29
Net income (loss) per share—diluted	$1.94	$(0.54)	$(0.54)	$2.55	$0.27

Shares used to compute net income (loss) per share	46,365	44,831	43,421	41,308	36,263
Shares used to compute diluted net income (loss) per share	47,778	44,831	43,421	43,901	38,562

	December 31,
	2015	2014 (3)	2013 (1)(3)	2012 (3)	2011 (2)(3)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$263,199	$51,326	$63,164	$117,054	$181,258
Short-term investments	247,314	334,038	263,528	302,593	52,373
Working capital	540,108	396,591	344,825	429,591	251,148
Long-term assets	376,144	348,982	363,939	234,533	212,530
Total assets	$1,053,382	$863,218	$806,826	$769,330	$530,030
Short-term liabilities	137,130	117,645	98,062	105,206	66,352
Long-term liabilities	49,571	43,821	41,953	35,004	20,590
Total liabilities	$186,701	$161,466	$140,015	$140,210	$86,942
Total shareholders' equity	$866,681	$701,752	$666,811	$629,120	$443,088
_______________________________________________________________________________
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

(2) On February 7, 2011, we acquired Voltaire Ltd., an Israel-based public company. Voltaire's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning February 7, 2011.

(3) In November 2015, the Financial Accounting Standards Board issued guidance requiring current deferred tax assets, current deferred tax liabilities and related current valuation allowances to be reclassified as non-current. As a result of adoption of this guidance, we made the following adjustments to selected consolidated financial data:

	Year ended December 31,
	2014	2013	2012	2011
	(in thousands)
Working capital decrease	(2,271)	(7,336)	(3,813)	(1,126)
Long-term assets increase	2,271	7,336	3,813	1,126

For more information on the adoption of this guidance, see Note 1-The Company and Summary of Significant Accounting Policies in the notes to the audited consolidated financial statements, included in Part IV, Item 15 of this report.
ITEM 7—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in the section entitled "Risk Factors".
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters to the market, and the only end-to-end 25, 40, 50 and 100Gb/s Ethernet supplier on the market today, which provides us with the opportunity to gain additional share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 100Gb/s.
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
Our revenues for the years ended December 31, 2015, 2014 and 2013 were $658 million, $464 million, and $390 million, respectively. The year-over-year revenue increase in 2015 from 2014 was primarily due to higher sales of InfiniBand products into the HPC and the storage markets, as well as increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
On February 23, 2016 we completed the acquisition of EZchip. for approximately $811.0 million. EZchip is a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for software- defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. We financed the acquisition with cash on hand, and with $280 million in term debt.
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 57%, 62% and 67% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Sales to customers representing 10% or more of revenues accounted for 14%, 32% and 30% of our total revenues for the years ended December 31, 2015, 2014 and 2013, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The tax holiday for the Company's Yokneam operations will expire in 2021 and the tax holiday for the Company's Tel-Aviv operations will expire between the years 2017 and 2021. The corporate tax rate was increased to 26.5% in 2014 from 25%. In 2016, the Government of Israel reduced corporate income tax rates from 26.5% to 25% effective January 1, 2016.
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

Allowance for doubtful accounts
We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.6 million and $0.7 million at December 31, 2015 and 2014, respectively. Our bad debt expense totaled approximately less than $0.1 million for the years ended December 31, 2015, 2014 and 2013.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. "Step one" of the goodwill impairment test requires us to estimate the fair value of the reporting units. "Step two" of the test is only performed if a potential impairment exists in "step one" and it involves determining the difference between the fair value of the reporting unit's net assets other than goodwill and the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2015, our qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2015, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
Investments in privately-held companies
As of December 31, 2015 and 2014, we held a total of $7.7 million and $10.7 million in investments in privately-held companies.
On April 27, 2015, we were informed that one of the privately-held companies intended to discontinue its operations. As a result, we concluded that our investment of $3.2 million in this privately-held company was fully impaired and the impairment of this investment was other than temporary. The impairment loss is included in other loss, net, on the audited consolidated statement of operations for the year ended December 31, 2015.
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
We base our estimate of expected volatility on the historical volatility of our shares. We calculate the expected term of our options using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted options in fiscal year 2014 was approximately 5.77 years. We did not grant options in the 2015 fiscal year.

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
Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2015	2014	2013
Total revenues	100%	100%	100%
Cost of revenues	(29)	(32)	(34)
Gross profit	71	68	66
Operating expenses:
Research and development	38	45	43
Sales and marketing	15	16	18
General and administrative	7	8	10
Total operating expenses	60	69	71
Income (loss) from operations	11	(1)	(5)
Other income, net	—	—	—
Benefit from (provision for) taxes on income	3	(4)	(1)
Net income (loss)	14%	(5)%	(6)%

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 and the Year Ended December 31, 2014 to the Year Ended December 31, 2013
Revenues.
The following tables represent our total revenues for the years ended December 31, 2015 and 2014 by product type and interconnect protocol:

	Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)
ICs	$92,214	14.0	$70,840	15.3
Boards	265,249	40.3	147,738	31.8
Switch systems	179,977	27.3	147,403	31.8
Cables, accessories and other	120,700	18.4	97,668	21.1
Total Revenue	$658,140	100.0	$463,649	100.0

	Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$39,009	5.9	$—	—
FDR	347,760	52.8	264,785	57.1
QDR/DDR/SDR	63,745	9.8	72,890	15.7
Total	450,514	68.5	337,675	72.8
Ethernet	155,221	23.6	83,470	18.0
Other	52,405	7.9	42,504	9.2
Total revenue	$658,140	100.0	$463,649	100.0
Revenues were $658.1 million for the year ended December 31, 2015 compared to $463.6 million for the year ended December 31, 2014, representing an increase of approximately 42%. The year-over-year revenue increase in 2015 from 2014 was primarily due to higher sales of InfiniBand products, including sales of our FDR products into the HPC and storage market and sales of our 100Gb/s EDR products into the HPC market, and increased sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets. Revenues from Infiniband EDR and FDR products increased as customers continued transitioning from QDR and lower data rates to the latest generations of products. The increase in Other product revenues was primarily due to higher cable and component sales. The 2015 revenues are not necessarily indicative of future results.
The following tables represent our total revenues for the years ended December 31, 2014 and 2013 by product type and interconnect protocol:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
ICs	$70,840	15.3	$56,817	14.5
Boards	147,738	31.8	119,399	30.6
Switch systems	147,403	31.8	145,184	37.2
Cables, accessories and other	97,668	21.1	69,036	17.7
Total Revenue	$463,649	100.0	$390,436	100.0

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
FDR	$264,785	57.1	$200,300	51.3
QDR/DDR/SDR	72,890	15.7	107,995	27.6
Total	337,675	72.8	308,295	78.9
Ethernet	83,470	18.0	52,908	13.6
Other	42,504	9.2	29,233	7.5
Total revenue	$463,649	100.0	$390,436	100.0

Revenues were $463.6 million for the year ended December 31, 2014 compared to $390.4 million for the year ended December 31, 2013, representing an increase of approximately 19%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products into the HPC, storage, and EDC markets. In addition, the growth in revenues was attributed to increased sales of our Ethernet products into Web 2.0 and cloud markets. Revenues from InfiniBand FDR products increased as customers continued transitioning from QDR and lower data rates to FDR, the latest generation products.
Gross Profit and Margin. Gross profit was $468.9 million for the year ended December 31, 2015 compared to $315.0 million for the year ended December 31, 2014, representing an increase of approximately 49%. As a percentage of revenues, gross margin increased to 71.3% in the year ended December 31, 2015 from approximately 67.9% in the year ended December 31, 2014. The gross margin improvement was primarily a result of changes in the product mix toward higher margin IC and Board products as well as higher margins on switch systems and cables. Gross margin for 2015 is not necessarily indicative of future results.
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
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Year ended December 31,
	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$130,255	19.8%	$105,376	22.7%	$84,261	21.6%
Share-based compensation	28,820	4.4%	26,979	5.8%	25,956	6.6%
Development and tape-out costs	36,305	5.5%	28,443	6.2%	21,337	5.5%
Other	56,795	8.6%	48,079	10.4%	37,828	9.6%
Total Research and development	$252,175	38.3%	$208,877	45.1%	$169,382	43.3%
Research and development expenses were $252.2 million for the year ended December 31, 2015 compared to $208.9 million for the year ended December 31, 2014, representing an increase of $43.3 million, or approximately 21%. The increase in salaries and benefits expenses was attributable to headcount additions and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to increased equipment expense and material costs as a result of our development activities. The increase in other reflects higher depreciation, professional services expenses and travel costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
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
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Year ended December 31,
	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$58,204	8.8%	$43,550	9.4%	$39,252	10.0%
Share-based compensation	10,309	1.6%	9,755	2.1%	9,198	2.4%
Trade shows and promotions	15,996	2.4%	10,033	2.2%	10,456	2.7%
Other	12,929	2.0%	13,522	2.9%	11,638	2.9%
Total Sales and marketing	$97,438	14.8%	$76,860	16.6%	$70,544	18.0%
Sales and marketing expenses were $97.4 million for the year ended December 31, 2015 compared to $76.9 million for the year ended December 31, 2014, representing an increase of $20.6 million, or approximately 27%. The increase in salaries and benefits expenses was primarily related to headcount additions and higher accrued commissions and bonuses under our annual discretionary bonus awards. The increase in trade show and promotion costs was due primarily to higher trade show exhibit costs and advertising expenses, as well as higher equipment expenses and travel costs. The decrease in other primarily reflects a decline in depreciation and amortization expenses associated with acquired intangible assets offset by increases in professional services costs.
Sales and marketing expenses were $76.9 million for the year ended December 31, 2014 compared to $70.5 million for the year ended December 31, 2013, representing an increase of approximately 9%, $1.3 million of which related to the Kotura, and IPtronics acquisitions. In particular, 2014 had the entire year of expenses related to these acquisitions compared to approximately one and a half quarters of expenses for Kotura and a half year for IPtronics in 2013. The increase in salaries and benefits and share-based compensation was primarily attributable to increased expenses related to the Kotura and IPtronics acquisitions. In addition, the increase in salaries and benefits expenses was also attributable to head count additions and higher accrued bonuses under our annual discretionary bonus award program. The decrease in trade show and promotion costs was primarily due to a decrease in professional services expenses. The increase in other sales and marketing costs was primarily attributable to higher amortization expenses of acquired intangible assets, as well an increase in facilities and maintenance costs,
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$16,050	2.4%	$12,181	2.7%	$11,617	3.0%
Share-based compensation	9,268	1.4%	8,339	1.8%	8,156	2.0%
Professional services	12,348	1.9%	11,229	2.4%	13,964	3.6%
Other	6,546	1.0%	4,682	1.0%	3,309	0.9%
Total General and administrative	$44,212	6.7%	$36,431	7.9%	$37,046	9.5%
General and administrative expenses were $44.2 million for the year ended December 31, 2015 compared to $36.4 million for the year ended December 31, 2014, representing an increase of $7.8 million, or approximately 21%.The increase in general and administrative expenses was primarily due to an increase in salaries and benefits expenses and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was primarily related to acquisition and legal proceedings. The increase in other expenses was primarily related to higher depreciation and office expenses.

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
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cost of goods sold	$2,366	$2,162	$1,828
Research and development	28,821	26,979	25,956
Sales and marketing	10,309	9,755	9,198
General and administrative	9,268	8,339	8,156
	$50,764	$47,235	$45,138
The amount of unearned share-based compensation currently expected to be expensed from 2016 through 2019 related to unvested share-based payment awards at December 31, 2015 is $79.6 million. Of this amount, $35.2 million, $22.8 million, $15.9 million, and $5.7 million and are currently estimated to be recorded in 2016, 2017, 2018 and 2019, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.
Other Income (Loss), Net. Other income (loss), net primarily consists of interest earned on cash and cash equivalents and short-term investments, impairment loss on investment in a private company and foreign currency exchange gains and losses. Other income (loss), net was $(0.5) million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014.
On April 27, 2015, we were informed that one of the privately-held companies we have invested in intended to discontinue its operations. As a result, we concluded that our investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary. The impairment loss was included in other income (loss), net, on the audited consolidated statement of operations for the year ended December 31, 2015. This $3.2 million loss was partially offset by increases in interest income due to higher invested balances and increased yield on investments.
Other income, net was $1.4 million for the year ended December 31, 2014 compared to $1.2 million for the year ended December 31, 2013.
Benefit from (Provision for) Taxes on Income. Our benefit from income tax expense was $18.3 million for the year ended December 31, 2015 as compared to a provision for income tax of $18.3 million for the year ended December 31, 2014. Our effective tax rate was (24.6)% and (318.1)% for 2015 and 2014, respectively. For the year ended December 31, 2015, the difference between the (24.6)% effective tax rate and the 35% federal statutory rate resulted primarily from the reduction of $22.4 million in a valuation allowance against deferred tax assets in Israeli income tax jurisdictions in the fourth quarter of 2015 as we believe these assets are more likely than not to be realized based upon consideration of the available positive and negative evidence. In reaching this conclusion, objective and verifiable positive evidence related to current and historical cumulative profits in Israeli income tax jurisdictions as well as a forecast of future taxable income outweighed available negative evidence in our consideration of the realizability of the related deferred tax assets. The effective tax rates were also affected by foreign earnings taxed at rates lower than the federal statutory rates which resulted in a reduction of approximately $31.7 million, and which was partially offset by the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in the amount of $4.5 million.
Our tax expense was $18.3 million for the year ended December 31, 2014 as compared to $3.8 million for the year ended December 31, 2013. Our effective tax rates were (318.1)% and (19.2)% for 2014 and 2013, respectively. The difference between our effective tax rates for the year ended December, 2014 and the 35% federal statutory rate resulted primarily from the establishment of a valuation allowance of $17.2 million against deferred tax assets in U.S. income tax jurisdictions in the fourth quarter of 2014 as we believed these assets are not more likely than not to be realized based upon consideration of the available positive and negative evidence. In reaching this conclusion, objective and verifiable negative evidence related to current and historical cumulative losses in US income tax jurisdictions outweighed available positive evidence in our consideration of our ability to realize the related deferred tax assets. The effective tax rate was also affected by the accrual of unrecognized tax benefits along with interest and penalties associated with unrecognized tax positions in the amount of $5.0 million, partially offset by foreign earnings taxed at rates lower than the federal statutory rates.
The corporate tax rate in Israel was increased to 26.5% in 2014 from 25%. In 2016, the Government of Israel reduced the corporate income tax rates from 26.5% to 25% effective January 1, 2016. The Israeli tax holidays resulted in cash tax savings of $33.0 million, $6.9 million, $6.4 million and $33.2 million in 2015, 2014, 2013, and 2012 respectively.
Liquidity and Capital Resources
On September 30, 2015, we entered into a merger agreement with EZchip for a purchase price of approximately $811.0 million. On February 23, 2016 we completed the acquisition of EZchip and financed the acquisition and related transaction expenses with cash on hand of the combined companies, and with $280 million in term debt. The Term Debt agreement includes customary liquidity covenants and consists of a variable interest rate senior secured loan for the term of three years at an annualized variable interest rate based on the London Interbank Offered Rate ("LIBOR"). The Term Debt provides for an additional term loan borrowing of up to $100 million under certain conditions.
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2015, our principal source of liquidity consisted of cash and cash equivalents of $263.2 million and short-term investments of $247.3 million. After taking into consideration expected increases in operating expenses, the financing of the EZchip acquisition and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and our cash flows from operating activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from interest, principal and commitment fee payments related to the Term Debt.
We are an Israeli company and as of December 31, 2015 our subsidiaries outside of Israel held approximately $15.2 million in cash and cash equivalents and short term investments.
Our cash position, short-term investments, restricted cash and working capital at December 31, 2015 and December 31, 2014 were as follows:

	Year ended December 31,
	2015	2014
	(in thousands)
Cash and cash equivalents	$263,199	$51,326
Short-term investments	247,314	334,038
Restricted cash, current	—	3,604
Total	$510,513	$388,968
Working capital	$540,108	$396,591
Our ratio of current assets to current liabilities increased to 4.9:1 at December 31, 2015 from 4.4:1 at December 31, 2014.
Operating Activities
Net cash provided by our operating activities amounted to $150.5 million in the year ended December 31, 2015. Net cash provided by operating activities was attributable to net income of $92.9 million adjusted by net non-cash items of $69.7 million and partially offset by changes in assets and liabilities of $12.1 million. Non-cash expenses consisted primarily of $50.8 million of share- based compensation, net of excess tax benefits, $41.4 million of depreciation and amortization, and a loss on an equity investment in a private company of $3.2 million, partially offset by increases in deferred income taxes of $22.6 million primarily due to the release of a valuation allowance and a gain on investments of $3.0 million. The $12.1 million cash outflow from changes in assets and liabilities resulted from increases in accounts receivable of $19.4 million primarily due to the timing of sales, an increase in inventories of $24.7 million as a result of our effort to fulfill forecasted sales and an increase in prepaid expenses and other assets of $2.6 million, partially offset by an increase in accounts payable of $3.8 million primarily due to the timing of payments and an increase of $30.9 million in accrued liabilities primarily related to deferred revenue and salaries and benefits expenses.
Net cash provided by our operating activities amounted to $80.1 million in the year ended December 31, 2014. Net cash provided by operating activities was attributable to net loss of $24.0 million adjusted by net non-cash items of $99.8 million and changes in assets and liabilities of $4.3 million. Non-cash expenses consisted primarily of $46.9 million of share-based compensation, net of excess tax benefits, and $38.7 million for depreciation and amortization, deferred income taxes of $13.8 million and losses on investments of $0.4 million. The $4.3 million cash inflow from changes in assets and liabilities resulted from an increase in accounts payable of $9.7 million primarily due to the timing of payments, an increase of $6.5 million in accrued liabilities and decreases in accounts receivable of $5.4 million primarily due to timing of sales and improved collectability, partially offset by an increase in inventories of $9.6 million as a result of our effort to fulfill forecasted sales and an increase in prepaid expenses and other assets of $7.7 million.
Investing Activities
Net cash provided by investing activities was $43.6 million in the year ended December 31, 2015. Cash provided by investing activities was primarily attributable to net sales and maturities of short-term investments of $89.5 million and the release of a restricted cash deposit of $3.6 million, partially offset by purchases of property and equipment of $48.6 million.
Net cash used in investing activities was $107.7 million in the year ended December 31, 2014. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $71.3 million, purchases of property and equipment of $29.9 million, and equity investments in private companies of $5.7 million.
Financing Activities
Net cash provided by financing activities was $17.8 million in the year ended December 31, 2015. Cash provided by financing activities was primarily due to proceeds of $18.9 million from share option exercises and purchases pursuant to our employee share purchase plan partially offset by principal payments on capital lease obligations of $1.1 million.
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
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$491	$491	$—	$—	$—
Non-cancelable operating lease commitments	49,230	15,555	21,240	9,367	3,068
Purchase commitments	78,281	74,246	3,855	180	—
Total	$128,002	$90,292	$25,095	$9,547	$3,068
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
The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2015, our unrecognized tax benefits totaled $25.4 million, which would reduce our income tax expense and effective tax rate, if recognized.
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

Off-Balance Sheet Arrangements
As of December 31, 2015, we did not have any off-balance sheet arrangements.
Impact of Currency Exchange Rates
Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the new Israeli shekel, ("NIS"). We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2015, we used foreign currency derivative contracts to hedge a portion of operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities with gains or losses recorded as a component of accumulated Other Comprehensive Income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. The ineffective portion of a derivative's change in fair value is immediately recognized in other income, net. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
On February 23, 2016 we completed the acquisition of EZchip and used $280 million in debt financing with an annualized variable interest rate based on LIBOR. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $2.8 million for the 12 months following issuance.
Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average maturity of 7 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.5 million at December 31, 2015. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month of December 31, 2015, approximately $15.9 million of our monthly expenses were denominated in NIS. As of December 31, 2015, we had derivative contracts in place of approximately 385.3 million NIS, or approximately $98.7 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2015	2015	2015	2015	2014	2014	2014	2014
	(in thousands, except per share data)
Total revenues	$176,940	$171,377	$163,148	$146,675	$141,116	$120,708	$102,823	$99,002
Cost of revenues	51,815	49,129	47,178	41,087	41,131	39,377	34,433	33,731
Gross profit	125,125	122,248	115,970	105,588	99,985	81,331	68,390	65,271
Operating expenses:
Research and development	65,620	65,861	62,576	58,118	56,814	54,220	49,506	48,337
Sales and marketing	26,698	24,816	23,366	22,558	19,995	18,863	18,723	19,279
General and administrative	12,897	10,944	10,670	9,701	9,570	9,185	9,461	8,215
Total operating expenses	105,215	101,621	96,612	90,377	86,379	82,268	77,690	75,831
Income (loss) from operations	19,910	20,627	19,358	15,211	13,606	(937)	(9,300)	(10,560)
Other income (loss), net	592	441	912	(2,469)	497	361	357	234
Income (loss) before taxes on income	20,502	21,068	20,270	12,742	14,103	(576)	(8,943)	(10,326)
Benefit from (provision for) taxes on income	22,696	(1,116)	(1,022)	(2,246)	(18,856)	1,167	76	(654)
Net income (loss)	$43,198	$19,952	$19,248	$10,496	$(4,753)	$591	$(8,867)	$(10,980)
Net income (loss) per share—basic	$0.92	$0.43	$0.42	$0.23	$(0.10)	$0.01	$(0.20)	$(0.25)
Net income (loss) per share—diluted	$0.90	$0.42	$0.40	$0.22	$(0.10)	$0.01	$(0.20)	$(0.25)
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide the reasonable assurance described above.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the year ended December 31, 2015, we implemented internal control procedures to address the previously identified material weaknesses related to our control environment, risk assessment and monitoring as described in more detail under “Remediation Efforts” below.
Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report which appears under Item 8.
Previously Identified Material Weaknesses in Internal Control Over Financial Reporting
We previously identified and disclosed in our Annual Report on Form 10-K for the period ended December 31, 2014, as well as in our Quarterly Reports on Form 10-Q for each interim period in fiscal 2015, material weaknesses in our internal control over financial reporting relating to the following:
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
Risk Assessment - We did not appropriately design controls in response to the risk of misstatement. This material weakness contributed to the following control deficiencies, which are considered material weakness:

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
Remediation Efforts
Our management, with oversight from our audit committee, has implemented the following remediation steps to address the previously disclosed material weaknesses and to improve our internal control over financial reporting:

•
Established an internal audit organization, which reports directly to our audit committee, including hiring of a Corporate Internal Audit Director and utilizing external consultants to augment the internal audit organization;

•
Performed a comprehensive risk assessment to identify, design, implement, and re-evaluate our control activities related to internal control over financial reporting, including monitoring controls related to the design and operating effectiveness of certain control activities;

•
Enhanced and supplemented the finance team by increasing the number of roles, reassigning responsibilities, and hiring additional individuals with an appropriate level of knowledge and experience in internal control over financial reporting commensurate with the financial reporting complexities of the organization;

•	Instituted additional training programs that will continue on a regular basis related to internal control over financial reporting for our world-wide finance and accounting personnel;

•	Enhanced the tone, communication and overall awareness of the importance of internal control over financial reporting from executive management; and

•	Strengthened procedures and set guidelines for documentation of review controls throughout our domestic and international locations for consistency of application;
During the quarter ended September 30, 2015, we substantially completed the comprehensive risk assessment of the design of existing controls and implemented new controls as needed to remediate the previously identified material weaknesses. However, as we had yet to complete the testing and evaluation of the operating effectiveness of controls, the previously disclosed material weaknesses remained unremediated as of the end of the third quarter.
During the quarter ended December 31, 2015, we completed the testing and evaluation of the operating effectiveness of the controls, and concluded that the previously reported material weaknesses have been remediated as of December 31, 2015.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2015, and is incorporated in this report by reference.

ITEM 11—EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement under the sections titled “Compensation Discussion and Analysis,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement under the sections titled “Compensation Discussion and Analysis,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement under the sections titled “Security Ownership” and “Corporate Governance and Board of Directors Matters” and is incorporated in this report by reference.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement under the section “Proposal - Approval of the Appointment of Independent Registered Public Accounting Firm and Authorization of Audit Committee Determination of Remuneration” and is incorporated in this report by reference.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
        (a)   Documents filed as part of this report.
1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:
2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	89
All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)		Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.
2.2	(2)		Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
2.3	(3)		Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
3.1			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 11, 2015).
10.1	(4)	*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10.2	(5)	*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10.3	(6)	*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10.4	(7)		Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.
10.5	(8)	*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10.6	(9)	*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10.7	(10)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.8	(11)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.9	(12)	*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.
10.10	(13)		Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.11	(14)	*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.12	(15)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).
10.13	(16)	*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.
10.14	(17)	*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.
21.1			List of Company Subsidiaries.
23.1			Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1			Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.

(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.

(4)	Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
*    Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities in 2015.
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

/s/ PricewaterhouseCoopers LLP
San Jose, California
February 26, 2016

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$263,199	$51,326
Short-term investments	247,314	334,038
Restricted cash	—	3,604
Accounts receivable, net	84,273	64,922
Inventories	62,473	44,470
Other current assets	19,979	15,876
Total current assets	677,238	514,236
Property and equipment, net	100,018	78,827
Severance assets	9,514	9,474
Intangible assets, net	32,154	42,067
Goodwill	200,743	200,743
Deferred taxes and other long-term assets	33,715	17,871
Total assets	$1,053,382	$863,218
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$44,600	$39,811
Accrued liabilities	74,296	61,974
Deferred revenue	17,743	14,758
Capital lease liabilities, current	491	1,102
Total current liabilities	137,130	117,645
Accrued severance	12,464	11,850
Deferred revenue	12,439	8,942
Capital lease liabilities	—	494
Other long-term liabilities	24,668	22,535
Total liabilities	186,701	161,466
Commitments and Contingencies (Note 9)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 200,000 and 137,143 shares authorized, 47,120 and 45,488 shares issued and outstanding at December 31, 2015 and 2014, respectively	200	192
Additional paid-in capital	684,824	615,148
Accumulated other comprehensive income (loss)	(1,669)	(4,020)
Retained earnings	183,326	90,432
Total shareholders’ equity	866,681	701,752
Total liabilities and shareholders' equity	$1,053,382	$863,218

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Total revenues	$658,140	$463,649	$390,436
Cost of revenues	189,209	148,672	134,282
Gross profit	468,931	314,977	256,154
Operating expenses:
Research and development	252,175	208,877	169,382
Sales and marketing	97,438	76,860	70,544
General and administrative	44,212	36,431	37,046
Total operating expenses	393,825	322,168	276,972
Income (loss) from operations	75,106	(7,191)	(20,818)
Other income (loss), net	(524)	1,449	1,228
Income (loss) before taxes on income	74,582	(5,742)	(19,590)
Benefit from (provision for) taxes on income	18,312	(18,267)	(3,752)
Net income (loss)	$92,894	$(24,009)	$(23,342)
Net income (loss) per share — basic	$2.00	$(0.54)	$(0.54)
Net income (loss) per share — diluted	$1.94	$(0.54)	$(0.54)

Shares used in computing net income (loss) per share:
Basic	46,365	44,831	43,421
Diluted	47,778	44,831	43,421

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net income (loss)	$92,894	$(24,009)	$(23,342)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net (net of tax effect of $0, $138, $2)	(204)	(368)	142
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $97, $0, $28)	2,555	(5,042)	(1,546)
Other comprehensive income (loss)	2,351	(5,410)	(1,404)
Total comprehensive income (loss), net of tax	$95,245	$(29,419)	$(24,746)

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2012	42,596,262	$178	$488,365	$2,794	$137,783	$629,120

Net loss	—	—	—	—	(23,342)	(23,342)
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	142	—	142
Unrealized losses on derivative contracts, net of taxes	—	—	—	(1,546)	—	(1,546)
Share-based compensation	—	—	45,138	—	—	45,138
Exercise of share awards	1,154,672	5	5,299	—	—	5,304
Issuance of shares pursuant to employee share purchase plan	248,486	2	9,331	—	—	9,333
Income tax benefit from share options exercised	—	—	2,662	—	—	2,662
Balance at December 31, 2013	43,999,420	$185	$550,795	$1,390	$114,441	$666,811

Net loss	—	—	—	—	(24,009)	(24,009)
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(368)	—	(368)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(5,042)	—	(5,042)
Share-based compensation	—	—	47,235	—	—	47,235
Exercise of share awards	1,093,429	5	4,842	—	—	4,847
Issuance of shares pursuant to employee share purchase plan	394,915	2	11,934	—	—	11,936
Income tax benefit from share options exercised	—	—	342	—	—	342
Balance at December 31, 2014	45,487,764	$192	$615,148	$(4,020)	$90,432	$701,752

Net income	—	—	—	—	92,894	92,894
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(204)	—	(204)
Unrealized gains on derivative contracts, net of taxes	—	—	—	2,555	—	2,555
Share-based compensation	—	—	50,764	—	—	50,764
Exercise of share awards	1,267,244	6	6,043	—	—	6,049
Issuance of shares pursuant to employee share purchase plan	364,746	2	12,816	—	—	12,818
Income tax benefit from share options exercised	—	—	53	—	—	53
Balance at December 31, 2015	47,119,754	$200	$684,824	$(1,669)	$183,326	$866,681

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$92,894	$(24,009)	$(23,342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	41,372	38,671	35,646
Deferred income taxes	(22,607)	13,832	(1,240)
Share-based compensation	50,764	47,235	45,138
(Gain) loss on investments, net	(3,000)	425	(1,219)
Excess tax benefit from share-based compensation	(53)	(342)	(2,662)
Impairment of equity investment in a private company	3,189	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(19,351)	5,421	(9,500)
Inventories	(24,735)	(9,624)	9,472
Prepaid expenses and other assets	(2,619)	(7,687)	1,414
Accounts payable	3,750	9,659	(4,447)
Accrued liabilities and other liabilities	30,884	6,549	2,610
Net cash provided by operating activities	150,488	80,130	51,870
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(2,253)	(123,519)
Purchase of severance-related insurance policies	(743)	(777)	(849)
Purchase of short-term investments	(219,459)	(307,924)	(200,377)
Proceeds from sales of short-term investments	179,700	158,054	122,997
Proceeds from maturities of short-term investments	129,279	78,567	117,806
Purchase of property and equipment	(48,601)	(29,924)	(30,911)
Restricted cash	3,604	—	3,468
Purchase of intangible assets	(210)	—	(7,440)
Purchase of equity investments in private companies	—	(3,455)	(3,123)
Net cash provided by (used) in investing activities	43,570	(107,712)	(121,948)
Cash flows from financing activities:
Principal payments on capital lease obligations	(1,105)	(1,381)	(1,111)
Proceeds from exercise of share awards	18,867	16,783	14,637
Excess tax benefit from share-based compensation	53	342	2,662
Net cash provided by financing activities	17,815	15,744	16,188
Net increase (decrease) in cash and cash equivalents	211,873	(11,838)	(53,890)
Cash and cash equivalents at beginning of period	51,326	63,164	117,054
Cash and cash equivalents at end of period	$263,199	$51,326	$63,164

Supplemental disclosures of cash flow information
Interest paid	$27	$31	57
Income taxes paid	$1,114	$913	$1,305

Supplemental disclosure of noncash investing and financing activities
Unpaid property and equipment	$2,228	$5,121	$3,326
Transfer from inventory to property and equipment	$6,732	$1,624	$1,837

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
Certain prior year amounts have been reclassified to conform to 2015 presentation. In November 2015, the Financial Accounting Standards Board (“FASB”) issued guidance requiring current deferred tax assets, current deferred tax liabilities and related current valuation allowances to be reclassified as non-current. For more information about the changes and reclassifications as a result of adoption of this guidance, see Note 1-The Company and Summary of Significant Accounting Policies, Adoption of new accounting principle. These changes and reclassifications did not impact net or comprehensive income.
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
Restricted cash and deposits
The Company maintains certain cash amounts restricted as to withdrawal or use. At December 31, 2015, the restricted cash balance was $0. At December 31, 2014, the restricted cash balance was $3.6 million and was designated for contingent payments related to acquisitions.
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
The Company uses derivative instruments primarily to manage exposures to foreign currency. The Company enters into derivative contracts to manage its exposure to changes in the exchange rate of the NIS against the U.S. dollar. The Company's primary objective in entering these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's derivative instruments expose the Company to credit risk to the extent that the counter-parties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counter-parties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counter-party resulting from this type of credit risk is monitored on an ongoing basis.
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
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2015	2014	2013
Hewlett-Packard	14%	11%	13%
Dell	*	11%	*
IBM	*	10%	17%
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2015	December 31, 2014
Hewlett Packard	16%	17%
Hon Hai Precision Ind. Co. Ltd.	11%	*
IBM	*	11%
Ingram Micro	15%	10%
____________________
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
The Company capitalizes certain costs incurred in connection with internal use of inventory items in the Company's data centers and laboratories. Capitalized inventory costs are included in Property and equipment, net and amortized on a straight-line basis over the estimated useful life of the asset.

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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. "Step one" of the goodwill impairment test requires the Company to estimate the fair value of the reporting unit "Step two" of the test is only performed if a potential impairment exists in "step one" and involves determining the difference between the fair value of the reporting unit's net assets other than goodwill to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, an impairment exists and is recorded. As of December 31, 2015, the Company's qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2015, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
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
Product warranty
The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company's liability for product warranty during the years ended are as follows:

	December 31,
	2015	2014
	(In thousands)
Balance, beginning of the period	$1,932	$3,633
New warranties issued during the period	2,529	3,072
Reversal of warranty reserves	(480)	(197)
Settlements during the period	(2,340)	(4,576)
Balance, end of the period	1,641	1,932
Less: long term portion of product warranty liability	(435)	(424)
Balance, end of the period	$1,206	$1,508
Research and development
Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred.
Advertising
Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $2.0 million, $0.7 million and $0.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of restricted stock units, or RSUs, is based on the closing market price of our ordinary shares on the date of grant. The Company estimates the fair value of share options using the Black-Scholes option valuation model, which

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term, as well as the fair value of the underlying ordinary share on the date of grant, among other inputs.
The Company bases its estimate of expected volatility on the historical volatility of the Company's shares. The Company calculates the expected term of its option awards using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted option awards in 2014 was approximately 5.77 years. The Company did not grant share options in 2015.
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
Comprehensive income (loss)
Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2015 and 2014, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gains (losses) on derivative instruments was $0.1 million and $0, respectively at December 31, 2015 and 2014.
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
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income (loss)	$92,894	$(24,009)	$(23,342)
Basic and diluted shares:
Weighted average ordinary shares outstanding used to compute basic net income (loss) per share	46,365	44,831	43,421
Dilutive effect of employee share option and purchase plans	1,413	—	—
Shares used to compute diluted net income (loss) per share	47,778	$44,831	43,421
Net income (loss) per share—basic	$2.00	$(0.54)	$(0.54)
Net income (loss) per share—diluted	$1.94	$(0.54)	$(0.54)
The Company excluded 0.5 million, 0.7 million and 0.8 million outstanding shares for the years ended December 31, 2015, 2014 and 2013, respectively, from the computation of diluted net income per share because including them would have had an anti-dilutive effect.

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
Adoption of new accounting principle
In November 2015, the FASB issued Accounting Standards Updates (“ASU”) No. 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets (DTA) and deferred tax liabilities (DTL), and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances.  The FASB allowed all entities to early adopt the ASU for financial statements that had not been issued. The Company elected to retrospectively adopt this accounting standard in the beginning of the Company's fourth quarter of fiscal 2015.
As a result of the adoption, the Company made the following adjustments to the 2014 balance sheet: a $2.3 million decrease to current deferred tax assets and total current assets; and a $2.3 million increase to long-term deferred tax assets.
Recent accounting pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2015	December 31, 2014
	(In thousands)
Accounts receivable, net:
Accounts receivable	$84,894	$65,594
Less: allowance for doubtful accounts	(621)	(672)
	$84,273	$64,922
Inventories:
Raw materials	$8,304	$5,725
Work-in-process	25,716	13,874
Finished goods	28,453	24,871
	$62,473	$44,470
Other current assets:
Prepaid expenses	$9,948	$8,040
VAT receivable	7,946	6,117
Other	2,085	1,719
	$19,979	$15,876
Property and equipment, net:
Computer equipment and software	$172,176	$124,370
Furniture and fixtures	3,886	3,256
Leasehold improvements	36,121	33,295
	212,183	160,921
Less: Accumulated depreciation and amortization	(112,165)	(82,094)
	$100,018	$78,827
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,739	$10,736
Deferred taxes	23,222	2,660
Other assets	2,754	4,475
	$33,715	$17,871
Accrued liabilities:
Payroll and related expenses	$43,041	$31,254
Accrued expenses	26,431	21,171
Derivative contracts payable	1,157	3,562
Product warranty liability	1,206	1,508
Other	2,461	4,479
	$74,296	$61,974
Other long-term liabilities:
Income tax payable	$20,023	$18,174
Deferred rent	1,950	2,337
Other	2,695	2,024
	$24,668	$22,535

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016 the Company completed the acquisition of EZchip for approximately $811.0 million. The Company is in the process of determining the allocation of the purchase price. For more information about the acquisition, see Note 15-Subsequent Events in the notes to the audited consolidated financial statements.
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
NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2015 and December 31, 2014, the Company did not have any assets or liabilities valued based on Level 3 valuations.
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2015.

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposit	$—	$110,423	$110,423
U.S. Government and agency securities	—	131,722	131,722
Commercial paper	—	57,214	57,214
Corporate bonds	—	105,482	105,482
Municipal bonds	—	26,208	26,208
Foreign government bonds	—	13,940	13,940
Total financial assets	$—	$444,989	$444,989
Derivative contracts	$—	$1,157	$1,157
Total financial liabilities	$—	$1,157	$1,157

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 4—FAIR VALUE MEASUREMENTS (Continued):

The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2014.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,426	$—	$4,426
Certificates of deposit	—	80,275	80,275
U.S. Government and agency securities	—	99,114	99,114
Commercial paper	—	23,019	23,019
Corporate bonds	—	111,736	111,736
Municipal bonds	—	13,104	13,104
Foreign government bonds	—	6,790	6,790
Total financial assets	$4,426	$334,038	$338,464
Derivative contracts	$—	$3,562	$3,562
Total financial liabilities	$—	$3,562	$3,562
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2015 and 2014.
NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
At December 31, 2015 and 2014, the Company held cash and short-term investments classified as available-for-sale securities as follows:

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$65,524	$—	$—	$65,524
Certificates of deposit	110,427	3	(7)	110,423
U.S. Government and agency securities	131,755	5	(38)	131,722
Commercial paper	57,214	4	(4)	57,214
Corporate bonds	105,900	2	(420)	105,482
Municipal bonds	26,283	—	(75)	26,208
Foreign government bonds	13,988	—	(48)	13,940
Total	511,091	14	(592)	510,513
Less amounts classified as cash and cash equivalents	(263,196)	(5)	2	(263,199)
	$247,895	$9	$(590)	$247,314

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$46,900	$—	$—	$46,900
Money market funds	4,426	—	—	4,426
Certificates of deposit	80,304	1	(30)	80,275
U.S. Government and agency securities	99,236	9	(131)	99,114
Commercial paper	23,017	3	(1)	23,019
Corporate bonds	112,033	16	(313)	111,736
Municipal bonds	13,151	—	(47)	13,104
Foreign government bonds	6,809	—	(19)	6,790
Total	385,876	29	(541)	385,364
Less amounts classified as cash and cash equivalents	(51,326)	—	—	(51,326)
	$334,550	$29	$(541)	$334,038

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 5—INVESTMENTS: (Continued)

Realized gains (losses), net upon the sale of marketable securities were $3.0 million and $(0.4) million for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in OCI.
The contractual maturities of short-term investments at December 31, 2015 and 2014 were as follows:

	December 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$148,041	$147,914	$129,150	$129,155
Due in one to three years	99,854	99,400	205,400	204,883
	$247,895	$247,314	$334,550	$334,038
Investments in privately-held companies:
As of December 31, 2015 and 2014, the Company held a total of $7.7 million and $10.7 million in investments in privately-held companies. On April 27, 2015, the Company was informed that one of the privately-held companies intended to discontinue its operations. As a result, the Company concluded that its investment of $3.2 million in this privately-held company was fully impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the audited consolidated statements of operations for the year ended December 31, 2015.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:

Carrying amount of goodwill at December 31, 2015 and December 31, 2014 (in thousands)	$200,743
The carrying amounts of intangible assets as of December 31, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,554	$(1,589)	$965
Developed technology	69,828	(40,408)	29,420
Customer relationships	13,376	(11,607)	1,769
Total intangible assets	$85,758	$(53,604)	$32,154
The carrying amounts of intangible assets as of December 31, 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,344	$(917)	$1,427
Developed technology	56,064	(32,130)	23,934
Customer relationships	13,376	(10,434)	2,942
Total amortizable intangible assets	71,784	(43,481)	28,303
In-process research and development	13,764	—	13,764
Total intangible assets	$85,548	$(43,481)	$42,067

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 6—GOODWILL AND INTANGIBLE ASSETS (continued):

The balance of IPR&D was transferred to developed technology during 2015. Amortization expense of intangible assets totaled approximately $10.1 million, $12.2 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2016	$9,991
2017	9,928
2018	6,967
2019	3,532
2020 and thereafter	1,736
Total	$32,154
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
The notional amounts of outstanding forward contracts at December 31, 2015 and 2014 were as follows:

	Buy Contracts
	December 31,	December 31,
	2015	2014
	(in thousands)
Israeli shekel	$98,744	$88,532
The Company does not use derivative financial instruments for purposes other than cash flow hedges.
Fair Value of Derivative Contracts
The fair value of derivative contracts as of December 31, 2015 and 2014 was as follows:

	Derivative Liabilities Reported in Accrued Liabilities
	2015	2014
	(in thousands)
Foreign exchange contracts designated as cash flow hedges	$1,157	$3,562
Total derivatives designated as hedging instruments	$1,157	$3,562
Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
The following table represents the balance of derivative contracts designated as cash flow hedges as of December 31, 2015 and 2014, and their impact on OCI for the year ended December 31, 2015 (in thousands):

December 31, 2014	$(3,646)
Amount of loss recognized in OCI (effective portion)	(1,075)
Amount of loss reclassified from OCI to income (effective portion)	3,630
December 31, 2015	$(1,091)
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

Effect of Derivative Contracts on the Condensed Consolidated Statement of Operations
The impact of derivative contracts on total operating expenses in the years ended December 31, 2015, 2014, and 2013 was:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gain (loss) on foreign exchange contracts designated as cash flow hedges	$(3,630)	$(1,239)	$6,027
The net gains or losses relating to the ineffective portion of derivative contracts were not material in the years ended December 31, 2015, 2014 and 2013.
NOTE 8—EMPLOYEE BENEFIT PLANS:
The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were $1.2 million, $0.9 million and $0.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The severance pay detail is as follows:

	December 31,
	2015	2014
	(in thousands)
Accrued severance liability	$12,464	$11,850
Severance assets	9,514	9,474
Unfunded portion	$2,950	$2,376
For other Israeli employees, the Company's contributions for severance pay will replace its severance obligation. Upon a monthly contribution equal to 8.3% of the employee's monthly salary to an insurance policy or pension fund no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.
Severance expenses for the years ended December 31, 2015, 2014 and 2013 were $7.6 million, $6.8 million and $6.1 million, respectively.
In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, the Company contributes up to 6.0% of employee monthly salary toward the plan. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined contribution pension plan expenses were $5.7 million, $4.9 million and $4.5 million in the years ended December 31, 2015, 2014 and 2013, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—COMMITMENTS AND CONTINGENCIES:

Leases
The Company leases office space and motor vehicles under operating leases with various expiration dates through 2021. Rent expense was approximately $10.5 million, $9.9 million and $8.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
The Company has entered into capital lease agreements for electronic design automation software. The total amount of assets under capital lease agreements within "Property and equipment, net" was approximately $0.5 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively.
At December 31, 2015, future minimum payments under non-cancelable operating and capital leases are as follows:

Year Ended December 31,	Capital Leases	Operating Leases
	(in thousands)
2016	$502	$15,555
2017	—	12,390
2018	—	8,850
2019	—	9,367
2020 and thereafter	—	3,068
Total minimum lease payments	502	$49,230
Less: Amount representing interest	(11)
Present value and current portion of capital lease obligations	$491

Purchase commitments

At December 31, 2015, the Company had the following non-cancelable purchase commitments:

(in thousands)
Non-cancelable purchase obligations, due in the next twelve months	$74,246
Non-cancelable purchase obligations, due in the next two to three years	3,855
Non-cancelable purchase obligations, due in the next four to five years	180
$78,281

Term Debt

As disclosed in Note 15, the Company entered into a merger agreement on September 30, 2015 with EZchip, a publicly held company, for a purchase price of approximately $811.0 million. On February 23, 2016 we completed the acquisition of EZchip and financed the acquisition and related transaction expenses with cash on hand of the combined companies, and with $280.0 million in term debt. For more information about the term debt, see Note 15-Subsequent Events in the notes to the audited consolidated financial statements, included in Part IV, Item 15 of this report.

Legal proceedings

The Company is currently involved in various legal proceedings. Unless otherwise noted below, during the periods presented the Company did not record any accrual for loss contingencies associated with such legal proceedings, determine that an unfavorable outcome is probable or reasonably possible, or determine that the amount or range of any possible loss is reasonably estimable. The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position. Pending legal proceedings as of December 31, 2015 were as follows:

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

Avago’s motion to file a Fourth Amended and Supplemental Complaint (the “Complaint”) to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics have answered the new complaint and the case is set for trial in May and June 2016. IPtronics’ motion to add an antitrust counterclaim against Avago for pursuing a sham action was denied. As explained below, that a similar claim is being pursued in a separate action.

The parties have filed various motions for summary judgment. The Court’s resolution of these motions could affect the issues for trial.

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

IPtronics, Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies, Inc., et al.

IPtronics has filed an antitrust Complaint in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:14-cv-05647-BLF (PSG)), against Avago for pursuing what the Company believes to be a baseless ITC action against IPtronics. The Complaint seeks unspecified damages in an amount to compensate IPtronics for the damages resulting from Avago’s conduct. In response to the Complaint Avago filed a motion to dismiss. The court denied that motion on August 25, 2015. Avago has since moved to stay the case pending resolution of the N.D.C patent litigation mentioned above. On December 15, 2015, the Court granted Avago’s motion in an order staying the case until June 17, 2016. The court has set a case calendar leading to a trial in June 2017.

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
The number of ordinary shares reserved for issuance under the Company's Global Plan will increase automatically on the first day of each fiscal year, by a number of ordinary shares equal to the lower of: (i) 2% of total number of ordinary shares outstanding on a fully diluted basis on the date of the increase, (ii) 685,714 ordinary shares, or (iii) a smaller number determined by the board of directors. In any event, the maximum aggregate number of ordinary shares that may be issued or transferred under the Global Plan during the term of the Global Plan may in no event exceed 15,474,018 ordinary shares. The Global Plan was automatically increased by 685,714 ordinary shares on January 1, 2016, 2015 and 2014, respectively. The plan will expire in October 2016 and no additional shares are expected to be reserved under this plan.
The number of ordinary shares reserved for issuance under the Company's Assumption Plan will increase automatically on the first day of each fiscal year, by a number of ordinary shares equal to the lower of: (i) 281,625 ordinary shares or (ii) an amount determined by the Board. The Assumption Plan was automatically increased by 281,625 ordinary shares on January 1,

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—SHARE INCENTIVE PLANS (Continued):

2016, 2015 and 2014, respectively. The plan will expire in July 2017. There were no ordinary shares reserved for future issuance under any of the other plans.
The following table summarizes the share option activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2013	2,806,224	$30.14
Options granted	50,000	$32.64
Options exercised	(265,990)	$18.23
Options canceled	(122,711)	$69.01
Outstanding at December 31, 2014	2,467,523	$29.55
Options exercised	(381,708)	$15.84
Options canceled	(57,220)	$76.33
Outstanding at December 31, 2015	2,028,595	$30.81
The weighted average fair value of options granted was approximately $0, $17.22 and $8.91 for the years ended December 31, 2015, 2014 and 2013, respectively.
The total pretax intrinsic value of options exercised in 2015 was $12.0 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $42.14 on December 31, 2015, the total pretax intrinsic value of all outstanding options was $40.2 million. The total pretax intrinsic value of exercisable options at December 31, 2015 was $39.9 million.
The total pretax intrinsic value of options exercised in 2014 was $6.0 million. Based on the closing price of the Company's ordinary shares of $42.73 on December 31, 2014, the total pretax intrinsic value of all outstanding options was $51.4 million. The total pretax intrinsic value of exercisable options at December 31, 2014 was $50.1 million.
The weighted average remaining contractual life of options outstanding at December 31, 2015 was 4.3 years. There were 1,938,383 options exercisable at December 31, 2015 with a weighted average exercise price $29.12 per share.
The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2013	1,974,454	$43.81
Restricted share units granted	970,970	$37.35
Restricted share units vested	(827,396)	$42.03
Restricted share units canceled	(206,862)	$40.91
Non-vested restricted share units at December 31, 2014	1,911,166	$41.61
Restricted share units granted	1,353,095	$45.98
Restricted share units vested	(885,536)	$41.00
Restricted share units canceled	(173,642)	$43.46
Non-vested restricted share units at December 31,2015	2,205,083	$44.39

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—SHARE INCENTIVE PLANS (Continued):

The weighted average fair value of restricted share units granted was $45.98, $37.35 and $49.05 for the years ended December 31, 2015, 2014 and 2013, respectively. The total intrinsic value of all outstanding restricted share units was $92.9 million as of December 31, 2015.
The Employee Share Purchase Plan, ("ESPP"), is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In any event, the maximum aggregate number of ordinary shares that may be issued over the term of the ESPP may in no event exceed 2,585,712 shares. 1,085,712 shares were initially reserved for issuance pursuant to purchase rights under the ESPP. In August 2012, the Company reserved for issuance 1,500,000 additional shares under the ESPP. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the year ended December 31, 2015, and 2014, 364,746 and 394,915 shares, respectively, were issued under the ESPP at weighted average per share prices of $35.15 and $30.22, respectively.
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2015:

Number of Shares
Share options outstanding	2,028,595
Restricted share units outstanding	2,205,083
Shares authorized for future issuance	1,356,036
ESPP shares available for future issuance	486,313
Total shares reserved for future issuance as of December 31, 2015	6,076,027
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share option awards as of the grant dates.
The following weighted average assumptions were used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2015, 2014 and 2013:

	Employee Share Options			Employee Share Purchase Plan
	Year ended December 31,			Year ended December 31,
	2015 (1)	2014	2013	2015	2014	2013
Dividend yield, %	—	—	—	—	—	—
Expected volatility	—	56.1%	57.5%	33.7%	46.6%	56.2%
Risk free interest rate	—	1.98%	1.54%	0.10%	0.05%	0.07%
Expected life, years	—	5.77	4.72	0.50	0.50	0.53
(1) There were no Employee Share Options granted in 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—SHARE INCENTIVE PLANS (Continued):

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$2,366	$2,162	$1,828
Research and development	28,821	26,979	25,956
Sales and marketing	10,309	9,755	9,198
General and administrative	9,268	8,339	8,156
Total share-based compensation expense	$50,764	$47,235	$45,138

Share-based compensation expense by type of award:
Share options	$6,680	$8,974	$12,460
ESPP	4,007	3,976	3,938
RSU	40,077	34,285	28,740
Total share-based compensation expense	$50,764	$47,235	$45,138
At December 31, 2015, there was $79.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.3 years.

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the years ended December 31, 2015 and 2014:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	(220)	(1,075)	(1,295)
Amounts reclassified from accumulated other comprehensive income/loss	16	3,630	3,646
Net current-period other comprehensive income/loss, net of taxes	(204)	2,555	2,351
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)

Balance at December 31, 2013	$(6)	$1,396	$1,390
Other comprehensive income/loss before reclassifications	(378)	(6,281)	(6,659)
Amounts reclassified from accumulated other comprehensive income/loss	10	1,239	1,249
Net current-period other comprehensive income/loss, net of taxes	(368)	(5,042)	(5,410)
Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2015 and 2014:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss		Affected Line Item in the Statement of Operations
	Year ended December 31,
	2015	2014
	(in thousands)
Losses on Derivatives	$3,630	$1,239	Cost of revenues and Operating expenses
	182	87	Cost of revenues
	2,974	969	Research and development
	209	92	Sales and marketing
	265	91	General and administrative
	3,630	1,239
Unrealized gains (losses) on Available-for-Sale Securities	16	10	Other income, net
Total reclassifications for the period	$3,646	$1,249	Total

NOTE 12—INCOME TAXES:
The components of income (loss) before (benefit from) provision for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
United States	$(12,539)	$(10,260)	$(2,463)
Foreign	87,121	4,518	(17,127)
Income (loss) before income taxes	$74,582	$(5,742)	$(19,590)
The components of the (benefit from) provision for income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current:
U.S. federal	$(1,578)	$162	$1,989
State and local	284	163	508
Foreign	5,737	4,683	3,110
	4,443	5,008	5,607
Deferred:
U.S. federal	$—	$12,140	$(1,174)
State and local	—	1,539	(219)
Foreign	(22,755)	(420)	(462)
	(22,755)	13,259	(1,855)
(Benefit from) provision for taxes on income	$(18,312)	$18,267	$3,752

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—INCOME TAXES (Continued):

At December 31, 2015 and 2014, significant deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014 (1)
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$39,200	$41,070
Reserves and accruals	10,691	7,633
Depreciation and amortization	441	1,030
Other	10,747	8,556
Gross deferred tax assets	61,079	58,289
Valuation allowance	(28,999)	(46,220)
Total deferred tax assets	32,080	12,069
Intangible assets	(8,858)	(11,551)
Total deferred tax liabilities	(8,858)	(11,551)
Net deferred tax assets	$23,222	$518

(1) In connection with the preparation of our consolidated financial statements for the year ended December 31, 2015, the Company identified and corrected classification errors of certain items within the details of the gross deferred tax asset for 2014, resulting in an increase in the deferred tax asset for net operating loss and credit carryforwards of $15.5 million, and a decrease in deferred tax asset for depreciation and amortization of $15.5 million.  The Company assessed the materiality of the error and concluded that it was not material to 2014.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2015, primarily because in the current year, the Company achieved 3 years of cumulative pre-tax income for the related Israeli subsidiary, management determined that sufficient positive evidence exists as of December 31, 2015, to conclude that it is more likely than not that additional deferred taxes of $22.4 million are realizable, and therefore, reduced the valuation allowance accordingly.  The Company has maintained a valuation allowance against the subsidiary’s capital loss credit carryforwards, as management has determined that these deferred tax assets are not more likely than not to be realized.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. Deferred tax assets and liabilities to be measured in 2016 will be measured using the 25.0% tax rate. The Company believes the immediate change in the corporate income tax rates from 26.5% to 25.0% would result in a reduction of $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense during the first quarter of 2016.
At December 31, 2015, the Company had net operating loss carryforwards ("NOLs") of approximately $55.0 million in Israel, $65.4 million in the United States ("U.S.") for federal tax purposes, $43.7 million in the U.S. for state tax purposes and $10.8 million in Denmark. The US net operating losses begin to expire in 2016 and the non-U.S. net operating losses have no expiration date.
Included in the U.S. federal and state NOLs are $17.9 million of NOLs which have not been recognized for financial reporting purposes due to unrecognized tax benefits and excess tax benefits related to stock-based compensation. Excess tax benefits related to option exercises cannot be recognized until realized through a reduction of current taxes payable.
The Company has not provided for Israeli income and foreign withholding taxes on $2.0 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2015. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The Company cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with future repatriation of such earnings because the time or manner of the repatriation is uncertain and therefore, quantification of the related tax liability is impracticable.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—INCOME TAXES (Continued):

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2015	2014	2013
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	0.2	(28.6)	2.9
Meals and entertainment	0.2	(1.3)	(0.4)
Tax at rates other than the statutory rate	(42.5)	56.1	(35.7)
Valuation allowance	(22.0)	(280.6)	—
Share-based compensation	—	(4.0)	(4.6)
Net change in tax reserves	6.0	(87.4)	(15.9)
Other, net	(1.5)	(7.3)	(0.5)
Provision for taxes	(24.6)%	(318.1)%	(19.2)%
The Company calculates the pool of excess tax benefits resulting from share based compensation available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital ("APIC") pool. For the years ended December 31, 2015 and 2014, the Company recognized a tax benefit to APIC of $0.1 million and $0.3 million, respectively.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, will be exempt from income tax for a period of ten years commencing 2011. Income that is attributable to the Company's operations in Tel Aviv, Israel, was exempted from income tax for a period of two years commencing 2013, and will be subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The tax holiday for the Company's Yokneam operations will expire in 2021 and the tax holiday for the Company's Tel-Aviv operations will expire between the years 2017 and 2021. The tax holiday has resulted in a cash tax savings of $33.0 million, $6.9 million and $6.4 million in 2015, 2014, and 2013 respectively, increasing diluted earnings per share by approximately $0.69, $0.15 and $0.15 in the years ended December 31, 2015, 2014, and 2013, respectively.
The following summarizes the activity related to the Company's unrecognized tax benefits:

	December 31,
	2015	2014	2013
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$18,037	$23,585	$9,716
Increases in tax positions for prior years	1,153	299	444
Decreases in tax positions for prior years	(131)	(10,339)	(11)
Increases in tax positions for current year	7,908	5,170	3,029
Increases in tax positions acquired or assumed in a business combination	—	—	11,037
Decreases due to statute of limitations	(1,585)	(678)	(630)
Gross unrecognized tax benefits, end of the period	$25,382	$18,037	$23,585

As of December 31, 2015, 2014 and 2013, the total amount of gross unrecognized tax benefits was $25.4 million, $18.0 million, and $23.6 million, respectively. Of these amounts as of December 31, 2015, 2014 and 2013, $18.9 million, $15.3 million, and $12.5 million, respectively would impact the effective tax rate if recognized. The remaining unrecognized tax benefits are associated with deferred tax assets subject to a full valuation allowance.
It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. For the years ended December 31, 2015, 2014 and 2013, the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 12—INCOME TAXES (Continued):

amount of accrued interest or penalties related to unrecognized tax benefit totaled $1.2 million, $1.0 million, and $0.6 million, respectively. For unrecognized tax benefits that existed at December 31, 2015, the Company does not anticipate any significant changes within the next twelve months.
As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. As of December 31, 2015, the 2010 through 2014 tax years are open and may be subject to potential examinations in the United States and Denmark. As of December 31, 2015 the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2011 to 2014.
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
Revenues by geographic region are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
United States	$300,674	$202,921	$175,491
China	89,466	65,204	67,517
Europe	93,666	72,181	51,973
Other Americas	24,692	19,760	16,869
Other Asia	149,642	103,583	78,586
Total revenue	$658,140	$463,649	$390,436
Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.
Property and equipment, net by geographic location are as follows:

	December 31,
	2015	2014
	(in thousands)
Israel	$83,758	$69,004
United States	13,776	7,849
Other	2,484	1,974
Total property and equipment, net	$100,018	$78,827
Property and equipment, net is attributed to the geographic location in which it is located.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 13—GEOGRAPHIC INFORMATION AND REVENUES BY PRODUCT GROUP: (Continued)

Revenues by product type and interconnect protocol are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
ICs	$92,214	$70,840	$56,817
Boards	265,249	147,738	119,399
Switch systems	179,977	147,403	145,184
Cables, accessories and other	120,700	97,668	69,036
Total revenue	$658,140	$463,649	$390,436

	Year ended December 31,
	2015	2014	2013
	(in thousands)
InfiniBand:
EDR	$39,009	$—	$—
FDR	347,760	264,785	200,300
QDR/DDR/SDR	63,745	72,890	107,995
Total	450,514	337,675	308,295
Ethernet	155,221	83,470	52,908
Other	52,405	42,504	29,233
Total revenue	$658,140	$463,649	$390,436

NOTE 14—OTHER INCOME (LOSS), NET:
Other income (loss), net, is summarized in the following table:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Interest income and gain on sale of investments, net	$2,998	$1,952	$1,738
Impairment loss on equity investment in a private company	(3,189)	—	—
Foreign exchange loss	(186)	(245)	(309)
Other	(147)	(258)	(201)
Total other income (loss), net	$(524)	$1,449	$1,228

NOTE 15—SUBSEQUENT EVENT:
In September 2015, the Company entered into an Agreement to acquire EZchip, a public company formed under the laws of the State of Israel and specializing in network-processing semiconductors, for approximately $811.0 million. The EZchip acquisition is a step in the Company's strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances the Company's leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 15—SUBSEQUENT EVENT (CONTINUED):

The acquisition closed on February 23, 2016, at which time EZchip became a wholly owned subsidiary of the Company. At the closing, the Company assumed each unvested option and RSU of EZchip on the same terms and conditions as were applicable to such EZchip option or RSU (including with respect to vesting), and converted to an equivalent equity award to receive the Company's ordinary shares appropriately adjusted to take into account the transaction consideration. All vested, in-the-money EZchip stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the transaction, were cashed out. Any vested out-of-the-money EZchip options were cancelled for no consideration.
The Company is in the process of determining the allocation of the purchase price to assets acquired and liabilities assumed.
The acquisition and related transaction expenses was financed with cash on hand and with $280 million in term debt. The Term Debt agreement includes customary liquidity covenants and consists of a variable interest rate senior secured loan for the term of three years. The Term Debt provides for an additional term loan borrowing of up to $100.0 million under certain conditions.
Borrowings under the Term Debt bear interest through maturity at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate (which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight federal funds rate, and (iii) 1.00% in excess of the one-month Eurodollar rate), plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans ranges, based on the applicable total net leverage ratio, from 1.25% to 2.00% per annum and the applicable margin for base rate loans ranges, based on the applicable total net leverage ratio, from 0.25% to 1.00% per annum.
During the three years after the closing date, the Company will be required to make quarterly amortization payments on the term loans of: (i) 2.50% of the original principal amount for the four fiscal quarters beginning on June, 2016 and ending on March, 2017, (ii) 3.75% of the original principal amount for the four fiscal quarters beginning on June, 2017 and ending on March, 2018 and (iii) 6.25% of the original principal amount for the three fiscal quarters beginning on June, 2018 and ending on December, 2018. On the maturity date, the Company will be required to pay all remaining outstanding amounts under the term loans. The Company are also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.
The Company’ obligations under the Term Debt are guaranteed by all of their direct and indirect US and Israeli subsidiaries, other than EZchip and its subsidiaries and other immaterial subsidiaries (collectively, the “Loan Parties”). The obligations under the Term Debt and the guarantees are secured by a lien on substantially all of the Loan Parties’ tangible and intangible property and by a pledge of 100% of the equity interests in the Loan Parties’ US and Israeli subsidiaries, including EZchip but excluding any subsidiaries of EZchip and other immaterial subsidiaries.
The Term Debt contains a number of covenants and restrictions that among other things, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries’ ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (Recovery)	Balance at End of Year
	(in thousands)
Year ended December 31, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$672	$(51)	$—	$621
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	46,220	(16,440)	(781)	28,999
Total	$46,892	$(16,491)	$(781)	$29,620
Year ended December 31, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$33	$—	$672
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	27,365	18,855	—	46,220
Total	$28,004	$18,888	$—	$46,892
Year ended December 31, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$—	$—	$639
Allowance for sales returns and adjustments	79	(79)	—	—
Income tax valuation allowance	28,039	—	(674)	27,365
Total	$28,757	$(79)	$(674)	$28,004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

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

Signature	Title	Date

/s/ EYAL WALDMAN	Chief Executive Officer and Director (principal executive officer)	February 26, 2016
Eyal Waldman

/s/ JACOB SHULMAN	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 26, 2016
Jacob Shulman

/s/ DOV BAHARAV	Director	February 26, 2016
Dov Baharav

/s/ SHAI COHEN	Director	February 26, 2016
Shai Cohen

/s/ GLENDA DORCHAK	Director	February 26, 2016
Glenda Dorchak

/s/ IRWIN FEDERMAN	Director	February 26, 2016
Irwin Federman

/s/ AMAL JOHNSON	Director	February 26, 2016
Amal Johnson

/s/ DAVID PERLMUTTER	Director	February 26, 2016
David Perlmutter

/s/ THOMAS J. RIORDAN	Director	February 26, 2016
Thomas J. Riordan

/s/ C. THOMAS WEATHERFORD	Director	February 26, 2016
C. Thomas Weatherford

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)		Agreement of Merger, dated as of November 29, 2010, among Mellanox Technologies, Ltd., Mondial Acquisition Corporation Ltd. and Voltaire Ltd.
2.2	(2)		Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
2.3	(3)		Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
3.1			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 11, 2015).
10.1	(4)	*	Mellanox Technologies, Ltd. 1999 United States Equity Incentive Plan and forms of agreements relating thereto.
10.2	(5)	*	Mellanox Technologies, Ltd. 1999 Israeli Share Option Plan and forms of agreements relating thereto.
10.3	(6)	*	Mellanox Technologies, Ltd. 2003 Israeli Share Option Plan and forms of agreements relating thereto.
10.4	(7)		Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 16, 2011.
10.5	(8)	*	Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and forms of agreements and appendices relating thereto.
10.6	(9)	*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10.7	(10)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.8	(11)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.9	(12)	*	Mellanox Technologies, Ltd. Amended and Restated 2006 Employee Share Purchase Plan.
10.10	(13)		Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.11	(14)	*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.12	(15)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).
10.13	(16)	*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.
10.14	(17)	*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.
21.1			List of Company Subsidiaries.
23.1			Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1			Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on November 29, 2010.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.

(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.

(4)	Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(5)	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(6)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on September 28, 2006.

(7)	Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.

(8)	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(9)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(10)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(11)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.

(12)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.

(13)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.

(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.

(15)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.

(16)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.

(17)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
*    Indicates management contract or compensatory plan, contract or arrangement.