Form 10-Q
period 2016-03-31
Mellanox Technologies, Ltd.
filed 2016-04-29
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of April 25, 2016, was 47,649,110.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$117,912	$263,199
Short-term investments	143,926	247,314
Accounts receivable, net	105,114	84,273
Inventories	72,271	62,473
Other current assets	22,907	19,979
Total current assets	462,130	677,238
Property and equipment, net	103,157	100,018
Severance assets	15,787	9,514
Intangible assets, net	308,721	32,154
Goodwill	476,037	200,743
Deferred taxes and other long-term assets	32,627	33,715
Total assets	$1,398,459	$1,053,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,632	$44,600
Accrued liabilities	106,684	74,296
Deferred revenue	18,948	17,743
Capital lease liabilities, current	217	491
Current portion of term debt	25,905	—
Total current liabilities	199,386	137,130
Accrued severance	19,630	12,464
Deferred revenue	12,197	12,439
Term debt	248,926	—
Other long-term liabilities	26,498	24,668
Total liabilities	506,637	186,701
Commitments and Contingencies (Note 8)
Shareholders’ equity
Ordinary shares	202	200
Additional paid-in capital	713,039	684,824
Accumulated other comprehensive income (loss)	2,423	(1,669)
Retained earnings	176,158	183,326
Total shareholders’ equity	891,822	866,681
Total liabilities and shareholders' equity	$1,398,459	$1,053,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Total revenues	$196,810	$146,675
Cost of revenues	70,481	41,087
Gross profit	126,329	105,588
Operating expenses:
Research and development	71,034	58,118
Sales and marketing	31,228	22,558
General and administrative	27,938	9,701
Total operating expenses	130,200	90,377
(Loss) income from operations	(3,871)	15,211
Interest expense	(998)	—
Other income (loss)	61	(2,469)
Other loss, net	(937)	(2,469)
(Loss) income before taxes on income	(4,808)	12,742
Provision for taxes on income	2,360	2,246
Net (loss) income	$(7,168)	$10,496
Net (loss) income per share — basic	$(0.15)	$0.23
Net (loss) income per share — diluted	$(0.15)	$0.22
Shares used in computing net (loss) income per share:
Basic	47,358	45,691
Diluted	47,358	47,034

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net (loss) income	$(7,168)	$10,496
Other comprehensive income, net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	600	451
Change in unrealized gains/losses on derivative contracts, net of tax	3,492	374
Other comprehensive income	4,092	825
Total comprehensive (loss) income, net of tax	$(3,076)	$11,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(7,168)	$10,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	20,614	9,546
Deferred income taxes	1,265	104
Share-based compensation	18,266	11,718
Loss (gain) on investments, net	112	(309)
Impairment loss on equity investment in a private company	—	3,189
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,677)	9,005
Inventories	4,361	(8,689)
Prepaid expenses and other assets	2,305	3,895
Accounts payable	3,340	(2,122)
Accrued liabilities and other liabilities	10,177	8,962
Net cash provided by operating activities	48,595	45,795

Cash flows from investing activities:
Purchase of severance-related insurance policies	(226)	(186)
Purchase of short-term investments	(64,908)	(87,793)
Proceeds from sales of short-term investments	199,932	37,326
Proceeds from maturities of short-term investments	77,715	17,798
Purchase of property and equipment	(8,283)	(9,521)
Purchase of equity investments in private companies	(107)	—
Acquisition net of cash acquired of $87.5 million	(681,189)	—
Net cash used in investing activities	(477,066)	(42,376)

Cash flows from financing activities:
Proceeds from bank term debt	280,000	—
Debt issuance costs	(5,521)	—
Principal payments on capital lease obligations	(274)	(281)
Proceeds from exercise of share awards	8,979	7,192
Net cash provided by financing activities	283,184	6,911

Net (decrease) increase in cash and cash equivalents	(145,287)	10,330
Cash and cash equivalents at beginning of period	263,199	51,326
Cash and cash equivalents at end of period	$117,912	$61,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Company
Mellanox Technologies, Ltd., an Israeli corporation, (the "Company" or "Mellanox") was incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance interconnect products for computing, storage and communications applications.
Principles of presentation
The unaudited condensed consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.
On February 23, 2016, the Company completed its acquisition of EZchip Semiconductor, Ltd. ("EZchip"), a public company formed under the laws of the State of Israel and specializing in network-processing semiconductors. Upon the consummation of the acquisition, EZchip became a wholly owned subsidiary of the Company. The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q include the results of operations of EZchip commencing as of the acquisition date.
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016 or thereafter.
Risks and uncertainties
The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a materially adverse impact on the Company's financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company's customers based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; the timing of announcements or introductions of new products by the Company's competitors; and the Company's ability to successfully integrate acquired businesses.
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, fair value of financial liabilities, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.
Significant accounting policies
There have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2015. See our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, for a discussion of significant accounting policies and estimates.
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2016	2015
Hewlett-Packard	20%	12%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	March 31, 2016	December 31, 2015
Hewlett Packard	23%	16%
Hon Hai Precision Ind. Co. Ltd.	*	11%
Ingram Micro	*	15%
____________________
* Less than 10%
Product warranty
The following table provides changes in the product warranty accrual for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance, beginning of the period	$1,641	$1,932
Assumed warranty liability from acquisition	290	—
New warranties issued during the period	369	803
Reversal of warranty reserves	(134)	(67)
Settlements during the period	(348)	(806)
Balance, end of the period	1,818	1,862
Less: long term portion of product warranty liability	(386)	(421)
Balance, end of the period	$1,432	$1,441

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Net income per share
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net (loss) income	$(7,168)	$10,496
Basic and diluted shares:
Weighted average ordinary shares	47,358	45,691
Dilutive effect of employee share options and restricted stock units ("RSUs")	—	1,343
Shares used to compute diluted net (loss) income per share	47,358	$47,034
Net (loss) income per share — basic	$(0.15)	$0.23
Net (loss) income per share — diluted	$(0.15)	$0.22
The Company excluded all outstanding share options and RSUs for the three months ended March 31, 2016 and 0.6 million outstanding share options and RSUs for the three months ended March 31, 2015 from the computation of diluted net income per share because including them would have had an anti-dilutive effect.
Recent accounting pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The standard requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard becomes effective for the Company beginning January 1, 2017. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The standard requires entities to carry all investments in equity securities, with certain exceptions, at fair value with adjustment recorded through net income ("FVTNI"). The standard eliminates the requirement of recognizing unrealized gains or losses in other comprehensive income for trading or available-for-sale marketable equity securities. The standard requires the total fair value change attributable to instrument-specific credit risk, excluding derivative liability instruments, to be reflected in other comprehensive income. The standard requires the evaluation for the need for a valuation allowance for deferred tax assets related to debt securities classified as available-for-sale in combination with the Company's other deferred tax assets. The standard become effective for the Company beginning January 1, 2018 and early adoption is allowed. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	March 31, 2016	December 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$105,746	$84,894
Less: allowance for doubtful accounts	(632)	(621)
	$105,114	$84,273
Inventories:
Raw materials	$8,790	$8,304
Work-in-process	30,400	25,716
Finished goods	33,081	28,453
	$72,271	$62,473
Other current assets:
Prepaid expenses	$12,450	$9,948
Derivative contracts receivable	2,545	—
VAT receivable	4,985	7,946
Other	2,927	2,085
	$22,907	$19,979
Property and equipment, net:
Computer equipment and software	$182,456	$172,176
Furniture and fixtures	4,066	3,886
Leasehold improvements	37,332	36,121
	223,854	212,183
Less: Accumulated depreciation and amortization	(120,697)	(112,165)
	$103,157	$100,018
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,846	$7,739
Deferred taxes	21,956	23,222
Other assets	2,825	2,754
	$32,627	$33,715
Accrued liabilities:
Payroll and related expenses	$66,969	$43,041
Accrued expenses	35,252	26,431
Derivative contracts payable	—	1,157
Product warranty liability	1,432	1,206
Other	3,031	2,461
	$106,684	$74,296
Other long-term liabilities:
Income tax payable	$21,691	$20,023
Deferred rent	1,940	1,950
Other	2,867	2,695
	$26,498	$24,668

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip. Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd. (the "Merger Agreement") the total consideration was $787.0 million including $1.0 million attributable to assumed RSUs. The net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. In connection with the acquisition, the Company received cash representing the withholding taxes owed related to RSUs from the EZchip acquisition of $17.3 million. The withholding tax is expected to be remitted to the tax authorities during the second quarter of 2016. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years.
In connection with the acquisition, the Company entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. For additional information on the Term Debt, see Note 13 to the unaudited condensed consolidated financial statements.
The Company accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The amount of recognized identifiable acquired assets and liabilities assumed are primarily based on provisional fair values and are subject to revision as the Company finalizes its analysis. Final determination of fair values may result in further adjustments to the values presented below. The following summarizes consideration paid for EZchip at the acquisition date:

(in thousands)
Consideration:
Cash payment for all outstanding common shares of EZchip at $25.50 per share	$786,047
Fair value of awards attributable to pre-acquisition services	972
Total consideration:	787,019
Less: cash acquired	87,545
Fair value of total consideration transferred, net of cash acquired	$699,474
The following summarizes the Company's preliminary allocation of the total purchase price, net of cash acquired for the EZchip acquisition after consultation with third party valuation specialists:

(in thousands)
Short-term investments	$108,862
Other current assets	34,114
Other long-term assets	9,638
Intangible assets	288,246
Goodwill	275,294
Total assets	716,154

Current liabilities	(10,253)
Long-term liabilities	(6,427)
Total liabilities	(16,680)

Total preliminary purchase price allocation	$699,474

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 3—BUSINESS COMBINATION (Continued):

Acquisition-related expenses for the EZchip acquisition for the period ending March 31, 2016 were $6.7 million and primarily consisted of investment banking, consulting and other professional fees.
Identifiable finite-lived intangible assets

	Fair value	Weighted Average Useful Life
	(in thousands)	(in years)
Purchased intangible assets:
Trade names	$5,600	3
Customer relationships	56,400	9
Backlog	11,300	2
Developed technology	181,246	4 - 6
In process research and development (1)	33,700	-
Total purchased intangible assets	$288,246

(1) In-process research and development ("IPR&D") will not be amortized until the underlying products reach technological feasibility. Upon completion, each IPR&D project will be amortized over its useful life.

Trade name represents the fair values of brand and name recognition associated with the marketing of EZchip’s products and services. The Company used the income approach and utilized a discount rate of 10.0% to determine the fair value of trade name assets.
Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of the acquired company. The Company used the comparative method ("with/without") of the income approach to determine the fair value of this intangible asset and utilized a discount rate of 10.0%.
Backlog represents the fair value of sales order backlog as of the valuation date. The Company used the income approach to determine the fair value of this intangible asset and utilized a discount rate of 8.0%.
Developed technology represents completed technology that has passed technological feasibility and/or is currently offered for sale to customers. The Company used the income approach to value the developed technology. Under the income approach, the expected future cash flows from each technology are estimated and discounted to their net present values at an appropriate risk-adjusted rate of return. Significant factors considered in the calculation of the rate of return are the weighted average cost of capital and the return on assets. The Company applied a discount rate of 9.0% to value the developed technology assets taking into consideration market rates of return on debt and equity capital and the risk associated with achieving forecasted revenues related to these assets.
The in-process research and development ("IPR&D") intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date had not established technological feasibility. The fair value of IPR&D was determined using a discount rate of 12.0%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will become subject to amortization over its useful life. IPR&D consists of one project related to the development of network processors. The project is expected to be completed over the next two years. The estimated remaining costs to complete the IPR&D project was $22.3 million as of the acquisition date, which will be charged to operating expense in the consolidated statements of operations as incurred.
Goodwill
Goodwill arising from the acquisition represents the value of the skilled assembled workforce and projected growth in overall revenues. The EZchip acquisition is a step in the Company's strategy to become the leading broad-line supplier of intelligent interconnect solutions for data centers. The addition of EZchip’s products and expertise in network processing enhances the Company's leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. These significant factors were the basis for the recognition of goodwill. Goodwill is not expected to be deductible for tax

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 3—BUSINESS COMBINATION (Continued):

purposes. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present.
Supplemental pro forma data
The following unaudited pro forma data for the three months ended March 31, 2016 and 2015 have been prepared as if the EZchip acquisition had occurred on January 1, 2015, and includes adjustments for depreciation expense, amortization of intangible assets acquired, the effect of purchase accounting adjustments including the step-up of inventory, share-based compensation expense, and interest on the Term Debt incurred to partially finance the acquisition. Pro forma results are not indicative of what would have occurred had the acquisition occurred as of January 1, 2015 or of results that may occur in the future.

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues	$206,734	$173,580
Net (loss) income	$3,916	$(39,480)
Net (loss) income per share — basic	$0.08	$(0.86)
Net (loss) income per share — diluted	$0.08	$(0.86)
Material non-recurring adjustments included in the unaudited pro forma net income for the three months ended March 31, 2016 for the effect of purchase accounting adjustments includes acquisition-related costs of $13.7 million, composed of $6.7 million incurred by the Company and $7.0 million incurred by EZchip, the stock-based compensation expense related to accelerated RSUs from the EZchip acquisition of $4.8 million and the effects related to the step-up of inventory of $3.4 million.
For the three months ended March 31, 2016, the Company recorded $4.8 million of stock-based compensation expense related to accelerated RSUs from the EZchip acquisition as an operating expense.
The Company immediately integrated EZchip into its ongoing operations. As a result, it is impracticable to determine the effect on revenue and earnings as of the acquisition date for results of EZchip included in the condensed consolidated statement of operations for the reporting period.
NOTE 4—FAIR VALUE MEASUREMENTS
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of March 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of March 31, 2016, the Company's Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The carrying value of the Term Debt approximates the estimated fair value since it bears an interest rate that is similar to existing market rate measurements that are directly observable and based on the borrowing rate available to the Company for debt with similar terms. At March 31, 2016, the carrying value and the estimated fair value of the Company's Term Debt was $274.8 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4—FAIR VALUE MEASUREMENTS (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets measured at fair value on a recurring basis as of March 31, 2016:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$22,548	—	$22,548
Certificates of deposit	—	40,780	40,780
U.S. Government and agency securities	—	34,133	34,133
Commercial paper	—	10,436	10,436
Corporate bonds	—	53,332	53,332
Foreign government bonds	—	5,245	5,245
	22,548	143,926	166,474
Derivative contracts	—	2,545	2,545
Total financial assets	$22,548	$146,471	$169,019
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

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
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2016 and the year ended December 31, 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$95,364	$—	$—	$95,364
Money market funds	22,548	—	—	22,548
Certificates of deposit	40,780	—	—	40,780
U.S. Government and agency securities	34,140	—	(7)	34,133
Commercial paper	10,436	—	—	10,436
Corporate bonds	53,316	110	(94)	53,332
Foreign government bonds	5,232	13	—	5,245
Total	261,816	123	(101)	261,838
Less amounts classified as cash and cash equivalents	(117,912)	—	—	(117,912)
	$143,904	$123	$(101)	$143,926

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$65,524	$—	$—	$65,524
Certificates of deposit	110,427	3	(7)	110,423
U.S. Government and agency securities	131,755	5	(38)	131,722
Commercial paper	57,214	4	(4)	57,214
Corporate bonds	105,900	2	(420)	105,482
Municipal bonds	26,283	—	(75)	26,208
Foreign government bonds	13,988	—	(48)	13,940
Total	511,091	14	(592)	510,513
Less amounts classified as cash and cash equivalents	(263,196)	(5)	2	(263,199)
	$247,895	$9	$(590)	$247,314
Realized (losses) gains, net upon the sale of marketable securities were $(0.1) million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss), ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 5—INVESTMENTS: (Continued)

The contractual maturities of short-term investments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$85,258	$85,259	$148,041	$147,914
Due in one to three years	58,646	58,667	99,854	99,400
	$143,904	$143,926	$247,895	$247,314
Investments in privately-held companies:
As of March 31, 2016 and December 31, 2015, the Company held a total of $7.8 million and $7.7 million in investments in privately-held companies.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2015	$200,743
Acquisition	275,294
Adjustments	—
Balance as of March 31, 2016	$476,037
The carrying amounts of intangible assets as of March 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,605	$(1,697)	$908
Developed technology	251,074	(45,968)	205,106
Customer relationships	69,776	(12,441)	57,335
Backlog	11,300	(5,038)	6,262
Trade names	5,600	(190)	5,410
Total finite-lived amortizable intangible assets	340,355	(65,334)	275,021
In-process research and development	33,700	—	33,700
Total intangible assets	$374,055	$(65,334)	$308,721
The carrying amounts of intangible assets as of December 31, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,554	$(1,589)	$965
Developed technology	69,828	(40,408)	29,420
Customer relationships	13,376	(11,607)	1,769
Total intangible assets	$85,758	$(53,604)	$32,154

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 6—GOODWILL AND INTANGIBLE ASSETS (continued):

Amortization expense of intangible assets totaled approximately $11.7 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2016 (remaining nine months)	$43,611
2017	49,782
2018	46,784
2019	41,653
2020 and thereafter	93,191
Total	$275,021
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
As of March 31, 2016, the Company had derivative contracts in place hedging future NIS denominated operating expenses that the Company expects to incur over the next twelve months. In addition, the Company had derivative contracts in place that hedging the fair value NIS denominated net assets. The Company recorded gains and losses on both the net assets and the derivative contracts designated as fair value hedges in the consolidated statements of operations as a component of other (loss) income.
Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to cash flow hedge contracts within the next 12 months.
Fair Value of Derivative Contracts
The fair value of derivatives in the unaudited condensed consolidated balance at March 31, 2016 and December 31, 2015 were as follows:

	Other current assets	Other accrued liabilities
	March 31, 2016	December 31, 2015
	(in thousands)
Derivatives designed as hedging instruments
Currency forward contracts	$2,249	$1,157
Derivatives not designed as hedging instruments
Currency forward contracts	296	—
Total derivatives	$2,545	$1,157
The gross notional amounts of derivative contracts were Israeli shekel denominated. The notional amounts of outstanding derivative contracts for at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Derivatives designed as hedging instruments
Currency forward contracts	$96,147	$98,744
Derivatives not designed as hedging instruments
Currency forward contracts	$36,324	$—

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
The following table represents the balance of derivative contracts designated as cash flow hedges as of March 31, 2016 and December 31, 2015 and their impact on OCI for the three months ended March 31, 2016:

(in thousands)
December 31, 2015	$(1,091)
Amount of gain recognized in OCI (effective portion)	3,630
Amount of gain reclassified from OCI to income (effective portion)	(138)
March 31, 2016	$2,401
Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to cash flow hedge contracts within the next 12 months.
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 was:

	Derivatives designed as hedging instruments		Derivatives not designed as hedging instruments
	Three Months Ended March 31,
Location of gains (losses)	2016	2015	2016	2015
	(in thousands)
Operating expenses	$138	$(2,273)	$—	$—
Other (loss) income	—	—	$272	—
The net gains or losses relating to the ineffective portion of derivative contracts designed as hedging instruments were not material three months ended March 31, 2016 and 2015.
NOTE 8—COMMITMENTS AND CONTINGENCIES:
Leases
At March 31, 2016, future minimum payments under non-cancelable operating and capital leases are as follows:

	Capital Leases	Operating Leases
	(in thousands)
2016 due in remaining nine months	$223	$15,886
2017	—	16,497
2018	—	11,451
2019	—	7,932
2020 and thereafter	—	8,179
Total minimum lease payments	223	$59,945
Less: Amount representing interest	(5)
Present value and current portion of capital lease obligations	$218

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Purchase commitments

At March 31, 2016, the Company had the following non-cancelable purchase commitments:

(in thousands)
2016 due in remaining nine months	$123,439
2017	2,486
2018	419
2019 and thereafter	9,214
$135,558
Term Debt
For information about the Company's Term Debt, see note 13 to the notes to the condensed consolidated financial statements.
Legal proceedings
Settled legal proceedings
Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics, Inc. and IPtronics A/S (the "Parties").
On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (now Mellanox Technologies Denmark Aps) (collectively, “IPtronics”) now pending in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-cv-02863 EJD), asserting infringement of U.S. Patents Number 5,596,456 and 5,359,447. On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a Second Amended and Supplemental Complaint against IPtronics adding allegations that IPtronics engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago. Avago’s motion to file a Fourth Amended and Supplemental Complaint (the “Complaint”) to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics answered the new complaint. Pursuant to a Settlement and Patent License Agreement (the "Settlement") dated March 7, 2016, on March 8, 2016 the Parties jointly filed a Stipulation of Dismissal with Prejudice Pursuant to Fed.R.Civ.P. 41(a)(1)(A)(ii), in which the parties stipulated to the dismissal with prejudice of this action, including all claims alleged in the Fourth Amended and Supplemental Complaint and all counterclaims alleged in the answers thereto, with each party to bear its own costs and attorneys’ fees.
IPtronics, Inc. and Mellanox Technologies Denmark ApS vs. Avago Technologies, Inc., et al.
IPtronics filed an antitrust Complaint in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:14-cv-05647-BLF (PSG)), against Avago for pursuing what the Company believed to be a baseless ITC action against IPtronics. Pursuant to the Settlement, the Parties filed a Joint Stipulation of Dismissal with Prejudice Pursuant to Fed.R.Civ.P. 41(a)(1)(A)(ii), in which the parties stipulated to the dismissal of this action with prejudice, with each party to bear its own costs and attorneys’ fees.
Under the settlement the Company and Avago agreed not to sue for a period of 5 years. The contractual patent rights conveyed by the settlement were deemed not contributory to the Company's operations or products sold. As a result, the Company recorded settlement expense in its operating expenses in the amount of $5.1 million during the three months ended March 31, 2016.
Pending legal proceedings
Mellanox Technologies, Ltd. v. Methode Electronics, Inc.
On August 16, 2015, Mellanox filed this action for patent infringement in the federal court for the Northern District of California (Civil Action No. 15-cv-03730-PJH) naming Methode Electronics, Inc. as defendant on claims for infringement of U.S. Patent No. 8,419,444 and U.S. Patent No. 7,934,959. On December 3, 2015, Mellanox filed an Amended Complaint asserting infringement of the 959 patent. Methode moved to dismiss the First Amended Complaint. The court granted in part and denied in part that motion with leave to amend, as confirmed in an Order dated March 4, 2016. On March 17, 2016, Mellanox filed a Second Amended Complaint

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8—COMMITMENTS AND CONTINGENCIES (CONTINUED)

alleging infringement of the 959 patent and seeking unspecified damages and injunctive relief against Methode. On April 7, 2016 Methode served an Answer and Counterclaims seeking declaratory judgment that the 959 patent is invalid and not infringed.
NOTE 9—SHARE INCENTIVE PLANS:
Stock Option Plans
The Company has ten option plans. In connection with the EZchip acquisition, the Company assumed the following EZchip plans: the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan. The Company's other option plans include the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans"), the 2006 Global Share Incentive Plan (the "Global Plan"), the Global Share Incentive Assumption Plan 2010 (the "Assumption Plan"), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan (the "Kotura Plan"), the IPtronics, Inc. 2013 Restricted Stock Unit Plan (the "IPtronics Plan"). Concurrent with the assumption of the EZchip plans, the Company reserved for future issuance 499,894 ordinary shares to be issuable under the assumed EZchip option plans.
Assumed EZchip restricted stock units
In connection with the acquisition of EZchip, the Company assumed all outstanding 891,822 unvested EZchip RSUs and converted them into 499,894 Mellanox RSUs using an exchange ratio of 0.56. The aggregate value of the 499,894 Mellanox RSUs was $23.2 million of which $1.0 million related to service prior to the acquisition date and was included in the EZchip purchase price consideration. The remaining fair value of $22.2 million represents post-acquisition share-based compensation expense that will be recognized over the requisite service period of approximately 2.25 years from the date of acquisition. The assumed RSUs retained all applicable terms and vesting periods.
Share option activity
Share option activity under the Company's equity incentive plans in the three months ended March 31, 2016 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,028,595	$30.81
Options exercised	(103,288)	$16.35
Options canceled	(11,766)	$85.63
Outstanding at March 31, 2016	1,913,541	$31.25
The total pretax intrinsic value of options exercised in the three months ended March 31, 2016 and 2015 was $3.4 million and $2.0 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $54.33 on March 31, 2016, the total pretax intrinsic value of options outstanding at March 31, 2016 and December 31, 2015 was $55.4 million and $40.2 million, respectively.
The total pretax intrinsic value of exercisable options at March 31, 2016, was $55.0 million. The total pretax intrinsic value of exercisable options at December 31, 2015 was $39.9 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 9—SHARE INCENTIVE PLANS (Continued):

Restricted share unit activity
RSU activity under the Company's equity incentive plans in the three months ended March 31, 2016 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2015	2,205,083	$44.39
Assumed restricted share units from acquisition	499,894	$46.40
Restricted share units granted	1,541,042	$49.93
Restricted share units vested	(193,984)	$43.52
Restricted share units canceled	(81,858)	$44.36
Non-vested restricted share units at March 31, 2016	3,970,177	$46.72
The weighted average fair value of RSUs granted in the three months ended March 31, 2016 and 2015 was $49.93 and $45.89, respectively.
The total intrinsic value of all outstanding restricted share units as of March 31, 2016 and December 31, 2015 was $215.7 million and $92.9 million, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2016:

Number of Shares
Share options outstanding	1,913,541
Restricted share units outstanding	3,970,177
Shares authorized for future issuance	932,734
ESPP shares available for future issuance	267,370
Total shares reserved for future issuance as of March 31, 2016	7,083,822
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Dividend yield, %	—	—
Expected volatility	37.6%	33.7%
Risk free interest rate	0.46%	0.12%
Expected life, years	0.50	0.50

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 9—SHARE INCENTIVE PLANS (Continued):

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of goods sold	$475	$547
Research and development	9,152	6,768
Sales and marketing	3,648	2,394
General and administrative	4,991	2,009
Total share-based compensation expense	$18,266	$11,718
For the three months ended March 31, 2016, the Company recorded $4.8 million of stock-based compensation expense related to accelerated RSUs from the EZchip acquisition as an operating expense.
At March 31, 2016, there was $153.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.5 years.
At December 31, 2015, there was $79.6 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.3 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/loss before reclassifications	40	3,630	3,670
Amounts reclassified from accumulated other comprehensive income/loss	560	(138)	422
Net current-period other comprehensive income/loss, net of taxes	600	3,492	4,092
Balance at March 31, 2016	$22	$2,401	$2,423

Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	454	(1,899)	(1,445)
Amounts reclassified from accumulated other comprehensive income/loss	(3)	2,273	2,270
Net current-period other comprehensive income/loss, net of taxes	451	374	825
Balance at March 31, 2015	$77	$(3,272)	$(3,195)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2016:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss		Affected Line Item in the Statement of Operations
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gains/losses on Derivatives	$138	(2,273)	Cost of revenues and Operating expenses
	12	(153)	Cost of revenues
	138	(1,690)	Research and development
	21	(175)	Sales and marketing
	(33)	(255)	General and administrative
Gains/losses on Available-for-Sale Securities	(560)	3	Other income, net
Total reclassifications for the period	$(422)	(2,270)	Total

NOTE 11—INCOME TAXES:
As of March 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $36.3 million, of which $9.2 million are attributable to the EZchip acquisition, and $25.4 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest or penalties related to unrecognized tax benefit totaled $1.2 million at March 31, 2016 and $1.2 million December 31, 2015.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, the Company measured deferred tax assets and liabilities using the 25.0% tax rate. The immediate change in the corporate income

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 11—INCOME TAXES (Continued):

tax rates from 26.5% to 25.0% resulted in a reduction of $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense for the three months ended March 31, 2016.
As of March 31, 2016, the 2012 through 2014 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of March 31, 2016 the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2011 to 2014. As of March 31, 2016, the 2010 through 2014 tax years are open and may be subject to potential examinations in Denmark.
The Beneficiary Enterprise and Approved Enterprise tax holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2021 and the tax holiday for the Company's Tel Aviv operation will expire between the years 2017 and 2021. The tax holiday has resulted in a cash tax savings of $9.8 and $6.1 million for the three months ended March 31, 2016 and 2015, respectively, increasing diluted earnings per share by approximately $0.21 and $0.13 in the three months ended March 31, 2016 and 2015, respectively.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (49.1%) and 17.6% for the three months ended March 31, 2016 and 2015, respectively. The difference between the Company’s effective tax rates and the 35% federal statutory rate resulted primarily from the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, the reduction of the Company's deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
  The Company has maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at March 31, 2016, that these deferred tax assets are not more likely than not to be realized.
NOTE 12—OTHER INCOME (LOSS):
Other income (loss), is summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income and loss on sale of investments, net	$59	$663
Impairment loss on equity investment in a private company	—	(3,189)
Foreign exchange gain	2	57
Other income (loss)	$61	$(2,469)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt.
The following table presents the Term Debt at March 31, 2016:

(in thousands)
Term Debt, principal amount	$280,000
Unamortized debt issuance costs	$(5,169)
Term Debt, carrying value	$274,831
Effective interest rate	3.1%
Principal on the Term Debt is paid in quarterly installments. Principal payments are made at a rate of (i) 2.50% of the original principal amount beginning on June 30, 2016 and ending on March 31, 2017, (ii) 3.75% of the original principal amount beginning on June 30, 2017 and ending on March 31, 2018 and (iii) 6.25% of the original principal amount beginning on June 30, 2018 and ending on December 31, 2018, with the balance due on February 21, 2019. The Company is also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.
At March 31, 2016, future scheduled principal payable on the Company's Term Debt is summarized as follows:

(in thousands)
2016 due in remaining nine months	$21,000
2017	38,500
2018	63,000
2019	157,500
$280,000
The Term Debt was issued with $5.5 million in debt issuance costs and bears interest through maturity at a variable rate based upon, at the Company’s option, either the Eurodollar rate or the base rate (which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight U.S. Federal Funds rate, and (iii) 1.00% in excess of the one-month Eurodollar rate), plus in each case, an applicable margin. The applicable margin for Eurodollar rate loans ranges, based on the applicable total net leverage ratio, from 1.25% to 2.00% per annum and the applicable margin for base rate loans ranges, based on the applicable total net leverage ratio, from 0.25% to 1.00% per annum.
The Company’s obligations under the Term Debt are guaranteed by all of its domestic and foreign subsidiaries, subject to certain agreed upon exceptions. The obligations under the Term Debt are also, subject to certain agreed upon exceptions, secured by a lien on substantially all of the Company’s and certain of its subsidiaries tangible and intangible property, including 100% of the Company's equity interest in the ordinary shares of its domestic and certain foreign subsidiaries.
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At March 31, 2016, the Company was in compliance with the covenants for the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2016 and results of operations for the three months ended March 31, 2016 and 2015 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2015. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

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

EZchip Acquisition
On February 23, 2016, we completed our acquisition of EZchip, a public company formed under the laws of the State of Israel, at which time EZchip became our wholly owned subsidiary. Under the terms of the Merger Agreement the net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share net of $87.5 million cash received. We also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Mellanox RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years.
In conjunction with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019.
We accounted for the transaction using the acquisition method, which requires, among other things that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. The amount of recognized identifiable acquired assets and liabilities assumed are primarily based on provisional fair values and are subject to revision as we finalize our analysis. Final determination of values may result in further adjustments to the values of acquired assets and assumed liabilities.
Acquisition-related expenses for the EZchip acquisition for the period ending March 31, 2016 were $6.7 million and consisted primarily of investment banking, consulting and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade name, customer relationships, backlog, licensed technology and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 2 to 9 years. Amortization of intangible assets, including acquired intangibles, was $11.7 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively. The increased amortization is primarily associated with the EZchip acquisition. For additional information about intangible assets from acquisitions, see Note 6 of the notes to unaudited condensed consolidated financial statements.
Patent Settlement
On March 7, 2016, we entered into a settlement and patent license agreement that resolved all litigation matters between Avago, IPtronics, Inc., IPtronics A/S (now Mellanox Technologies Denmark Aps) and Mellanox. Under the settlement, we agreed with Avago not to sue each other for a period of 5 years. The settlement was deemed not contributory to our operations or products sold. As a result, we recorded a settlement expense in its operating expenses in the amount of $5.1 million during the three months ended March 31, 2016.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended March 31, 2016 were $196.8 million compared to $146.7 million for the three months ended March 31, 2015, representing an increase of approximately 34%. Our revenues for the three months ended March 31, 2016 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 64% and 60% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. Sales to customers representing 10% or more of revenues accounted for 20% and 12% of our total revenues for the three months ended March 31, 2016 and 2015, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The tax holiday for our Yokneam operations will expire in 2021 and the tax holiday for our Tel-Aviv operations will expire between the years 2017 and 2021. The corporate tax rate was reduced from 26.5% in 2016 to 25%. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, we measured deferred tax assets and liabilities using the 25% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25% resulted in a reduction of $1.3 million to our deferred tax assets and a corresponding increase in our income tax expense for the three months ended March 31, 2016.
To prepare our unaudited condensed consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet.

Critical Accounting Policies and Estimates
Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. Our estimates are based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our actual results could differ from these estimates.
We believe that the assumptions and estimates associated with revenue recognition, allowance for doubtful accounts, fair value of financial instruments, inventory valuation, valuation and impairment of goodwill, business combinations and acquired intangibles, warranty provision, share-based compensation, contingent liabilities, and income taxes have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see note 1, "The Company and Summary of Significant Accounting Policies," of the accompanying notes to our unaudited condensed consolidated financial statement.
See our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2015.
Results of Operations
 The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Total revenues	100%	100%
Cost of revenues	36	28
Gross profit	64	72
Operating expenses:
Research and development	36	40
Sales and marketing	16	15
General and administrative	14	7
Total operating expenses	66	62
(Loss) income from operations	(2)	10
Interest expense	(1)	—
Other income (loss)	1	(2)
Other loss, net	—	(2)
(Loss) income before taxes	(2)	8
Provision for taxes on income	(2)	(1)
Net (loss) income	(4)%	7%

Comparison of the Three Months Ended March 31, 2016 to the Three Months Ended March 31, 2015
The following tables represent our total revenues for the three months ended March 31, 2016 and 2015 by product type and interconnect protocol:

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$28,531	14.5	$29,307	20.0
Boards	92,932	47.2	58,506	39.9
Switch systems	43,823	22.3	34,467	23.5
Cables, accessories and other	31,524	16.0	24,395	16.6
Total Revenue	$196,810	100.0	$146,675	100.0

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$21,003	10.7	$—	—
FDR	80,342	40.8	82,866	56.5
QDR/DDR/SDR	11,828	6.0	18,443	12.6
Total	113,173	57.5	101,309	69.1
Ethernet	68,625	34.9	34,680	23.6
Other	15,012	7.6	10,686	7.3
Total revenue	$196,810	100.0	$146,675	100.0
Revenues. Revenues were $196.8 million for the three months ended March 31, 2016 compared to $146.7 million for the three months ended March 31, 2015, representing an increase of approximately 34%. The year-over-year revenue increase in 2016 from 2015 was primarily due to higher sales of 40Gb/s Ethernet products into Web2.0 and cloud markets and contribution of the EZchip acquisition. Sales of Infiniband products also increased primarily due to increased sales into HPC and Web2.0 markets. Revenues from Infiniband EDR products increased as customers continued transitioning from FDR and lower data rates to the latest generation of products. The increase in other product revenues was primarily due to higher cable and component sales. The 2016 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $126.3 million for the three months ended March 31, 2016 compared to $105.6 million for the three months ended March 31, 2015, representing an increase of approximately 20%. As a percentage of revenues, gross margin decreased to 64.2% in the three months ended March 31, 2016 from approximately 72% in the three months ended March 31, 2015. The gross margin percentage change was primarily due to a $12.3 million increase in acquisition related costs. The gross margin decrease was also a result of changes to product mix with a lower percentage of revenue attributable to ICs. Gross margin for 2016 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$36,978	18.8%	$31,707	21.6%
Share-based compensation	9,152	4.7%	6,768	4.6%
Development and tape-out costs	8,866	4.5%	6,843	4.7%
Other	16,038	8.1%	12,800	8.7%
Total Research and development	$71,034	36.1%	$58,118	39.6%

Research and development expenses were $71.0 million for the three months ended March 31, 2016 compared to $58.1 million for the three months ended March 31, 2015, representing an increase of $12.9 million, or approximately 22%. The increase in salaries and benefits expenses was primarily attributable to headcount additions from the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus program. The increase in development and tape-out costs was attributable to increased mask manufacturing costs, material costs and equipment expenses as a result of our development activities. The increase in other reflects higher professional service expenses, depreciation, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$17,293	8.8%	$13,800	9.4%
Share-based compensation	3,648	1.9%	2,394	1.6%
Trade shows and promotions	5,675	2.9%	3,081	2.1%
Other	4,612	2.3%	3,283	2.3%
Total Sales and marketing	$31,228	15.9%	$22,558	15.4%
Sales and marketing expenses were $31.2 million for the three months ended March 31, 2016 compared to $22.6 million for the three months ended March 31, 2015, representing an increase of $8.7 million, or approximately 38%. The increase in salaries and benefits expenses was primarily related to merit increases, higher accrued bonuses under our annual discretionary bonus program and headcount additions from the EZchip acquisition. The increase in trade show and promotions was due primarily to higher trade show exhibit costs, equipment expenses and travel costs. The increase in other primarily reflects higher amortization costs related to EZchip acquired intangible assets and facilities costs.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$5,299	2.7%	$3,874	2.6%
Share-based compensation	4,991	2.5%	2,009	1.4%
Professional services	15,757	8.0%	2,426	1.6%
Other	1,891	1.0%	1,392	1.0%
Total General and administrative	$27,938	14.2%	$9,701	6.6%
General and administrative expenses were $27.9 million for the three months ended March 31, 2016 compared to $9.7 million for the three months ended March 31, 2015, representing an increase of $18.2 million, or approximately 188%. The increase in salaries and benefits was primarily attributable to headcount additions, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was primarily related to investment banking, consulting and other professional fees related to the EZchip acquisition of $6.3 million, litigation settlement costs of $5.1 million and legal fees. The increase in other expenses was primarily related to higher depreciation and facilities costs.
For further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cost of goods sold	$475	$547
Research and development	9,152	6,768
Sales and marketing	3,648	2,394
General and administrative	4,991	2,009
	$18,266	$11,718
Share-based compensation expenses were $18.3 million for the three months ended March 31, 2016, compared to $11.7 million for the three months ended March 31, 2015, representing an increase of 56%. In connection with the acquisition of EZchip in February 2016, we assumed 891,822 EZchip RSUs and converted them to 499,894 of Mellanox RSUs. The fair value of the RSUs was $23.2 million of which $1.0 million was recorded as purchase consideration attributable to pre-acquisition service and $22.2 million will be recognized as share-based compensation over the remaining required service period of up to 2.25 years. During the three-months ended March 31, 2016, we recorded $4.8 million of stock-based compensation expenses related to the acceleration of EZchip RSUs for employees terminated on the closing date.
At March 31, 2016 there was $153.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.
Other loss, net. Other loss net, consists of interest expense and other loss. Interest expense for the three months ended March 31, 2016 and 2015 of $1.0 million and $0, respectively, and was primarily comprised of interest and amortization of debt issuance costs related to the $280.0 million Term Debt entered into on February 22, 2016 in connection with the acquisition of EZchip. Other loss primarily consists of interest income, impairment loss on an investment in a private company and foreign currency exchange gains and losses and was $0.9 million for the three months ended March 31, 2016 compared to a loss of $2.5 million for the three months ended March 31, 2015. The change was primarily attributable to a $3.2 million impairment loss on an investment in a privately held company in the three months ended March 31, 2015, partially offset by interest income and realized gains on short term investments.
Provision for Taxes on Income. Our provision for taxes on income was $2.4 million for the three months ended March 31, 2016 as compared to $2.2 million for the three months ended March 31, 2015.
On January 4, 2016 the Israeli Government legislated a reduction in the corporate income tax rate from 26.5% to 25%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, we measured deferred tax assets and liabilities using the 25% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25% resulted in a reduction of $1.3 million to our deferred tax assets and a corresponding increase in our income tax expense for the three months ended March 31, 2016.
Our effective tax rate was (49.1%) and 17.6% for three months ended March 31, 2016 and 2015, respectively. For the three months ended March 31, 2016, the difference between the (49.1%) effective tax rate and the 35% federal statutory resulted primarily from the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, the reduction of our deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including its recent cumulative losses, our ability to carry-back losses against prior taxable income and its projected financial results. We also consider, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results. We believe, based on the quarterly assessment performed at March 31, 2016, that it is possible that a valuation allowance may be released in the future if sustained levels of profitability are achieved.
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $117.9 million and short-term investments of $143.9 million. On February 23, 2016 we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition and related transaction expenses with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. At March 31, 2016, the total amount of future payments related to the Term Debt was estimated at $297.9 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from interest, principal and commitment fee payments related to the Term Debt.
We are an Israeli company and as of March 31, 2016 our subsidiaries outside of Israel held approximately $14.2 million in cash and cash equivalents and short term investments.
Our cash position, short-term investments, cash and working capital at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$117,912	$263,199
Short-term investments	143,926	247,314
Total	$261,838	$510,513
Working capital	$262,744	$540,108
Our ratio of current assets to current liabilities was 2.3:1 at March 31, 2016 and 4.9:1 at December 31, 2015.
Operating Activities
Net cash provided by our operating activities amounted to $48.6 million in the three months ended March 31, 2016. Net cash provided by our operating activities was attributable to net non-cash items of $40.3 million and changes in assets and liabilities of $15.5 million, partially offset by a net loss of $7.2 million. Non-cash expenses consisted primarily of $20.6 million of depreciation and amortization, $18.3 million of share-based compensation, and $1.3 million of deferred income taxes. The $15.5 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to a $10.2 million increase in accrued liabilities and other payables, primarily related to withholding tax liabilities, a decrease in inventory of $4.4 million, an increase in accounts payable of $3.3 million, and a decrease in prepaid expenses and other assets of $2.3 million. These increases were partially offset by a decrease in accounts receivable of $4.7 million, primarily due to the timing of sales.
Net cash provided by our operating activities amounted to $45.8 million in the three months ended March 31, 2015. Net cash provided by our operating activities was primarily attributable to net income of $10.5 million adjusted by net non-cash items of $24.2 million and changes in assets and liabilities of $11.1 million. The non-cash items consisted primarily of $11.7 million of share-based compensation and $9.5 million for depreciation and amortization. The $11.1 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $9.0 million primarily due to the timing of sales, an increase of $6.3 million in accrued and other liabilities, an increase in deferred revenue by $2.7 million and a decrease in prepaid expenses and other assets of $3.9 million, partially offset by an increase in inventories of $8.7 million as a result of our effort to fulfill forecasted sales and a decrease in accounts payable of $2.1 million primarily due to the timing of payments.
Investing Activities
Net cash used in investing activities was $477.1 million in the three months ended March 31, 2016. Cash used in investing activities was primarily attributable to $681.2 million net cash used to acquire EZchip and $8.3 million for purchases of property and equipment. These uses were partially offset by net sales and maturities of short-term investments of $212.7 million.
Net cash used by investing activities was $42.4 million in the three months ended March 31, 2015. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $32.7 million and purchases of property and equipment of $9.5 million.

Financing Activities
Net cash provided by financing activities was $283.2 million in the three months ended March 31, 2016. Cash provided by financing activities was primarily due to $280.0 million proceeds from the Term Debt and $9.0 million from share option exercises and purchases pursuant to our employee share purchase plan. These were offset by $5.5 million debt issuance costs and $0.3 million principal payments on capital lease obligations.
Our financing activities generated $6.9 million in the three months ended March 31, 2015. Cash provided by financing activities was primarily due to proceeds of $7.2 million from share option exercises and purchases pursuant to our employee share purchase plan, partially offset by principal payments on capital lease obligations of $0.3 million.
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

		Payments Due by Period
Contractual Obligations:	Total	1 Year	1 - 3 Years	3 - 5 Years	Beyond 5 Years
	(in thousands)
Commitments under capital lease	$223	$223	$—	$—	$—
Non-cancelable operating lease commitments	59,945	19,793	26,298	13,507	347
Purchase commitments	135,558	123,937	11,602	19	—
Term Debt, including interest(1)	297,934	34,513	263,421	—	—
Total	$493,660	$178,466	$301,321	$13,526	$347

(1)  $28.0 million of the Term Debt is classified as a current liability on our unaudited condensed consolidated balance sheet as of March 31, 2016. For more information about the Term Debt, see note 13 of the notes to the condensed consolidated financial statements.

Purchase commitments. Purchase commitments are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within relatively short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
Term Debt. Term Debt commitment represents principal, interest and fees payable for the Term Debt.
The contractual obligation table excludes unrecognized tax benefits because we cannot make a reliable estimate of the timing of cash payments. As of March 31, 2016, our unrecognized tax benefits totaled $36.3 million, which would reduce our income tax expense and effective tax rate, if recognized.
Recent accounting pronouncements
See note 1, "The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements" of the notes to the unaudited condensed consolidated financial statements, for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial position, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance sheet arrangements.
Impact of Currency Exchange Rates
We are exposed to currency exchange rate risk, and generally hedge our exposures with derivative contracts. Our revenue is transacted in U.S. dollars; however, a significant amount of our operating expenditures is incurred in or exposed to other currencies, primarily the Israeli shekel, ("NIS). We have established balance sheet and forecasted transaction currency risk management programs to protect against fluctuations in the fair value and the volatility of the functional currency equivalent of future cash flows caused by changes in exchange rates. Our non U.S.-dollar-denominated net liabilities, which are primarily employee benefit and income tax related liabilities, are generally hedged with offsetting currency forward contracts. A portion of our non U.S.-dollar operating expenses denominated in NIS are generally hedged with foreign currency forward contracts or currency option contracts. These programs reduce, but do not eliminate, the impact of currency exchange movements. We do not enter into derivative transactions for speculative or trading purposes. See note 7, "Derivatives and Hedging Activities," of the notes to the unaudited condensed consolidated financial statements.
ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average maturity of 12 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Term Debt. At March 31, 2016 we had $280.0 million in principal of variable-interest rate Term Debt outstanding. The impact to our interest expense and pre-tax earnings over the next twelve months, based on hypothetical increases or decreases in LIBOR is as follows:

	Hypothetical Change in Interest Rate
	Increase (Decrease) of X Basis Points (bps)
	150 bps	100 bps	50 bps	(25 bps)
	(in thousands)
Interest expense on Term Debt	$4,099	$2,733	$1,366	$(683)
The modeling technique used above measures the change in interest expense arising from selected potential changes in LIBOR. Market changes reflect immediate hypothetical parallel shifts in the yield curve of minus 25 basis points, plus 50 basis points, plus 100 basis points, and plus 150 basis points, which are representative of potential movements in the U.S. Federal Funds rate and the Euro Dollar Rate.
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
To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.4 million at March 31, 2016. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. As of March 31, 2016, we had derivative contracts in place of approximately 506.9 million NIS, or approximately $134.2 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

Inflation related risk
We believe that the rate of inflation in both Israel and the United States has not had a material impact on our business to date. Our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.
ITEM 4—CONTROLS AND PROCEDURES
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
See note 8, "Commitments and Contingencies—Legal proceedings" of the notes to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this report, for a full description of legal proceedings and related contingencies and their effects on our consolidated financial position, results of operations and cash flows.
We may, from time to time, become a party to various other legal proceedings arising in the ordinary course of business. We may also be indirectly affected by administrative or court proceedings or actions in which we are not involved, but which have general applicability to the semiconductor industry.
ITEM 1A—RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, the other information set forth in this report, and other filings with the SEC, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition or operating results, as well as decrease the value of an investment in our ordinary shares.
Risks Related to Our Business
We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.
A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2016, sales to Hewlett-Packard accounted for 20% of our total revenues, while sales to our top ten customers accounted for 64% of our revenues. For the three months ended March 31, 2015, sales to Hewlett-Packard 12% of our total revenues, while sales to our top ten customers accounted for 60% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We are susceptible to additional risks from our international operations.
We derived 51% and 53% of our revenues in the three months ended March 31, 2016 and 2015, respectively from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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
Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry (formerly the Ministry of Industry, Trade and Labor) and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
If we elect to distribute dividends out of income derived from "Approved Enterprise" operations during the tax exemption period, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12 year limitation does not apply to foreign investment companies. These dividend tax rules may also apply to our acquisitions if they are made with cash from tax benefited income.

Risks Related to Our Ordinary Shares
The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.
During the three months ended March 31, 2016, our shares traded as low as $37.54 per share and as high as $55.80 per share. During the twelve month period ended March 31, 2016 our shares traded as low as $32.24 and as high as $55.80 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

2.1		†
Agreement and Plan of Merger, dated June 30, 2014, by and among EZchip Semiconductor Ltd., Eros Acquisition Sub, Inc., Tilera Corporation and Shareholder Representative Services LLC, as the Securityholder Representative.

3.1		(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 11, 2015).
4.1	*	(2)	Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
4.2	*	(3)	Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
4.3	*	(4)	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.
4.4	*	(5)	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.
4.5	*	(6)	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.
4.6	*	(7)	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.
4.7	*	(8)	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 26, 2016.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.

(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.

(4)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(5)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(6)	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(7)	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(8)	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
*    Indicates management contract or compensatory plan, contract or arrangement.
†    Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	April 29, 2016	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

2.1		†
Agreement and Plan of Merger, dated June 30, 2014, by and among EZchip Semiconductor Ltd., Eros Acquisition Sub, Inc., Tilera Corporation and Shareholder Representative Services LLC, as the Securityholder Representative.

3.1		(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 11, 2015).
4.1	*	(2)	Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
4.2	*	(3)	Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Seminconductor Ltd.
4.3	*	(4)	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.
4.4	*	(5)	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.
4.5	*	(6)	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.
4.6	*	(7)	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.
4.7	*	(8)	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 26, 2016.

(2)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.

(3)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.

(4)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(5)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(6)	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(7)	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(8)	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
*    Indicates management contract or compensatory plan, contract or arrangement.
†    Filed herewith.