Form 10-Q
period 2016-06-30
Mellanox Technologies, Ltd.
filed 2016-07-29
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of July 25, 2016, was 48,104,259.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$63,501	$263,199
Short-term investments	212,954	247,314
Accounts receivable, net	117,323	84,273
Inventories	64,651	62,473
Other current assets	20,498	19,979
Total current assets	478,927	677,238
Property and equipment, net	112,264	100,018
Severance assets	15,846	9,514
Intangible assets, net	292,758	32,154
Goodwill	476,037	200,743
Deferred taxes and other long-term assets	31,759	33,715
Total assets	$1,407,591	$1,053,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,217	$44,600
Accrued liabilities	87,605	74,296
Deferred revenue	21,829	17,743
Capital lease liabilities, current	—	491
Current portion of term debt	29,471	—
Total current liabilities	194,122	137,130
Accrued severance	20,219	12,464
Deferred revenue	14,195	12,439
Term debt	238,904	—
Other long-term liabilities	26,217	24,668
Total liabilities	493,657	186,701
Commitments and Contingencies - (see Note 8)
Shareholders’ equity
Ordinary shares	204	200
Additional paid-in capital	732,590	684,824
Accumulated other comprehensive income (loss)	328	(1,669)
Retained earnings	180,812	183,326
Total shareholders’ equity	913,934	866,681
Total liabilities and shareholders' equity	$1,407,591	$1,053,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Total revenues	$214,801	$163,148	$411,611	$309,823
Cost of revenues	79,807	47,178	150,288	88,265
Gross profit	134,994	115,970	261,323	221,558
Operating expenses:
Research and development	82,324	62,576	153,358	120,694
Sales and marketing	32,576	23,366	63,804	45,924
General and administrative	13,494	10,670	41,432	20,371
Total operating expenses	128,394	96,612	258,594	186,989
Income from operations	6,600	19,358	2,729	34,569
Interest expense	(2,215)	—	(3,213)	—
Other income (loss)	315	912	376	(1,557)
Other income (loss), net	(1,900)	912	(2,837)	(1,557)
Income (loss) before taxes on income	4,700	20,270	(108)	33,012
Provision for taxes on income	46	1,022	2,406	3,268
Net income (loss)	$4,654	$19,248	$(2,514)	$29,744
Net income (loss) per share — basic	$0.10	$0.42	$(0.05)	$0.65
Net income (loss) per share — diluted	$0.09	$0.40	$(0.05)	$0.63
Shares used in computing net income (loss) per share:
Basic	47,900	46,191	47,629	45,943
Diluted	49,194	47,568	47,629	47,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income (loss)	$4,654	$19,248	$(2,514)	$29,744
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	48	(237)	648	212
Change in unrealized gains/losses on derivative contracts, net of tax	(2,143)	5,456	1,349	5,832
Other comprehensive income (loss)	(2,095)	5,219	1,997	6,044
Total comprehensive income (loss), net of tax	$2,559	$24,467	$(517)	$35,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,514)	$29,744
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,231	19,775
Deferred income taxes	1,266	134
Share-based compensation	36,360	25,004
Gain on investments, net	(489)	(2,388)
Impairment loss on equity investment in a private company	—	3,189
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(16,886)	3,918
Inventories	10,598	(22,513)
Prepaid expenses and other assets	3,598	419
Accounts payable	9,679	8,755
Accrued liabilities and other liabilities	5,583	21,063
Net cash provided by operating activities	93,426	87,100

Cash flows from investing activities:
Purchase of severance-related insurance policies	(546)	(381)
Purchase of short-term investments	(153,486)	(188,161)
Proceeds from sales of short-term investments	200,457	98,742
Proceeds from maturities of short-term investments	97,388	30,717
Purchase of property and equipment	(15,755)	(20,413)
Purchase of equity investments in private companies	(107)	—
Acquisition net of cash acquired of $87.5 million	(698,501)	—
Net cash used in investing activities	(570,550)	(79,496)

Cash flows from financing activities:
Proceeds from term debt	280,000	—
Principal payments on term debt	(7,000)	—
Term debt issuance costs	(5,521)	—
Principal payments on capital lease obligations	(491)	(556)
Proceeds from exercise of share awards	10,438	9,829
Net cash provided by financing activities	277,426	9,273

Net (decrease) increase in cash and cash equivalents	(199,698)	16,877
Cash and cash equivalents at beginning of period	263,199	51,326
Cash and cash equivalents at end of period	$63,501	$68,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Company
Mellanox Technologies, Ltd., an Israeli corporation (the "Company" or "Mellanox"), was incorporated and commenced operations in March 1999. Mellanox is a supplier of high-performance interconnect products for computing, storage and communications applications.
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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016 or thereafter.
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
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Hewlett-Packard	12%	15%	16%	14%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	June 30, 2016	December 31, 2015
Hewlett Packard	11%	16%
Hon Hai Precision Ind. Co. Ltd.	*	11%
Ingram Micro	*	15%
____________________
* Less than 10%
Product warranty
The following table provides changes in the product warranty accrual for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Balance, beginning of the period	$1,642	$1,932
Assumed warranty liability from acquisition	290	—
New warranties issued during the period	683	1,514
Reversal of warranty reserves	(358)	(67)
Settlements during the period	(532)	(1,572)
Balance, end of the period	1,725	1,807
Less: long term portion of product warranty liability	(360)	(450)
Balance, end of the period	$1,365	$1,357

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income (loss)	$4,654	$19,248	$(2,514)	$29,744
Basic and diluted shares:
Weighted average ordinary shares	47,900	46,191	47,629	45,943
Dilutive effect of employee share options and restricted stock units ("RSUs")	1,294	1,377	—	1,398
Shares used to compute diluted net income (loss) per share	49,194	47,568	47,629	47,341
Net income (loss) per share — basic	$0.10	$0.42	$(0.05)	$0.65
Net income (loss) per share — diluted	$0.09	$0.40	$(0.05)	$0.63
The Company excluded 502,921 and 1,328,654 anti-dilutive employee share-based awards for the three and six months ended June 30, 2016, respectively, and 508,326 and 1,372,376 anti-dilutive employee share-based awards for the three and six months ended June 30, 2015, respectively, from the computation of diluted net income (loss) per share.
Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board, "FASB", issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Assumptions, models, and methods used in estimating an allowance for loan and lease losses are required disclosures under the standard. A cumulative-effect adjustment to retained earnings is recorded in the period of adoption and a prospective transition approach is applied for certain assets. The standard becomes effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The standard requires entities to carry all investments in equity securities, with certain exceptions, at fair value with adjustment recorded through net income ("FVTNI"). The standard eliminates the requirement of recognizing unrealized gains or losses in other comprehensive income for trading or available-for-sale marketable equity securities. The standard requires the total fair value change attributable to instrument-specific credit risk, excluding derivative liability instruments, to be reflected in other comprehensive income. The standard requires an evaluation for the need of a valuation allowance for deferred tax assets related to debt securities classified as available-for-sale in combination with the Company's other deferred tax assets. The standard becomes effective for the Company beginning January 1, 2018 and early adoption is allowed. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the standard and subsequent updates (see below) will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds some practical expedients. The above updates do not change the core principles of the guidance in ASU 2014-09.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	June 30, 2016	December 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$117,955	$84,894
Less: allowance for doubtful accounts	(632)	(621)
	$117,323	$84,273
Inventories:
Raw materials	$8,878	$8,304
Work-in-process	28,038	25,716
Finished goods	27,735	28,453
	$64,651	$62,473
Other current assets:
Prepaid expenses	$10,212	$9,948
Derivative contracts receivable	630	—
VAT receivable	5,734	7,946
Other	3,922	2,085
	$20,498	$19,979
Property and equipment, net:
Computer equipment and software	$198,980	$172,176
Furniture and fixtures	4,119	3,886
Leasehold improvements	39,062	36,121
	242,161	212,183
Less: Accumulated depreciation and amortization	(129,897)	(112,165)
	$112,264	$100,018
Deferred taxes and other long-term assets:
Equity investments in private companies	$7,846	$7,739
Deferred taxes	21,956	23,222
Other assets	1,957	2,754
	$31,759	$33,715
Accrued liabilities:
Payroll and related expenses	$50,992	$43,041
Accrued expenses	32,359	26,431
Derivative contracts payable	524	1,157
Product warranty liability	1,365	1,206
Other	2,365	2,461
	$87,605	$74,296
Other long-term liabilities:
Income tax payable	$21,282	$20,023
Deferred rent	2,000	1,950
Other	2,935	2,695
	$26,217	$24,668

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip. Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd. (the "Merger Agreement") the total consideration was $787.0 million including $1.0 million attributable to assumed RSUs. The net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. In connection with the acquisition, the Company received cash representing the withholding taxes owed related to RSUs from the EZchip acquisition of $17.3 million which it remitted to taxing authorities during the quarter ended June 30, 2016. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years.
In connection with the acquisition, the Company entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. For additional information on the Term Debt, see Note 13 in the notes to the unaudited condensed consolidated financial statements.
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

(in thousands)
Consideration:
Cash payment for all outstanding common shares of EZchip at $25.50 per share	$786,046
Fair value of awards attributable to pre-acquisition services	972
Total consideration:	787,018
Less: cash acquired	87,545
Fair value of total consideration transferred, net of cash acquired	$699,473
The following summarizes the Company's preliminary allocation of the total purchase price, net of cash acquired for the EZchip acquisition after consultation with third party valuation specialists:

(in thousands)
Short-term investments	$108,862
Other current assets	34,114
Other long-term assets	9,638
Intangible assets	288,246
Goodwill	275,294
Total assets	716,154

Current liabilities	(10,253)
Long-term liabilities	(6,428)
Total liabilities	(16,681)

Total preliminary purchase price allocation	$699,473

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 3—BUSINESS COMBINATION (Continued):

Acquisition-related expenses for the EZchip acquisition for the three and six months ended June 30, 2016 were $0.5 million and $7.2 million, respectively and primarily consisted of investment banking, consulting and other professional fees.
Identifiable finite-lived intangible assets

	Fair value	Weighted Average Useful Life
	(in thousands)	(in years)
Purchased intangible assets:
Trade names	$5,600	3
Customer relationships	56,400	9
Backlog	11,300	1
Developed technology	181,246	4 - 6
In process research and development (1)	33,700	-
Total purchased intangible assets	$288,246

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
Customer relationships represent the fair value of future projected revenues that will be derived from the sale of products to existing customers of EZchip. The Company used the comparative method ("with/without") of the income approach to determine the fair value of this intangible asset and utilized a discount rate of 10.0%.
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
Goodwill
Goodwill arising from the acquisition represents the value of the skilled assembled workforce and projected growth in overall revenues. The EZchip acquisition is a step in the Company's strategy to become a leading broad-line supplier of intelligent interconnect solutions for data centers. The addition of EZchip’s products and expertise in network processing is expected to enhance the Company's leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. These significant factors were the basis for the recognition of goodwill. Goodwill is not expected to be

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 3—BUSINESS COMBINATION (Continued):

deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present.
Supplemental pro forma data
The following unaudited pro forma data have been prepared as if the EZchip acquisition had occurred on January 1, 2015, and includes adjustments for amortization of intangible assets acquired, the effect of purchase accounting adjustments including the step-up of inventory, share-based compensation expense, and interest on the Term Debt incurred to partially finance the acquisition. Pro forma results are not indicative of what would have occurred had the acquisition occurred as of January 1, 2015 or of results that may occur in the future.

	Six Months Ended
	June 30,
	2016	2015

Revenues	$421,535	$364,993
Net income (loss)	$17,451	$(17,665)
Net income (loss) per share — basic	$0.37	$(0.38)
Net income (loss) per share — diluted	$0.36	$(0.38)
Material non-recurring adjustments included in the unaudited pro forma net income for the six months ended June 30, 2016 for the effect of purchase accounting adjustments includes acquisition-related costs of $14.2 million, composed of acquisition cost of $7.2 million incurred by the Company and $7.0 million incurred by EZchip, the stock-based compensation expense related to accelerated RSUs from the acquisition of $4.8 million and the effects related to the step-up of inventory of $7.5 million.
The Company immediately integrated EZchip into its ongoing operations. As a result, it is impracticable to determine EZchip's effect on revenue and earnings in the condensed consolidated statement of operations for the reporting period.
NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of June 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of June 30, 2016, the remaining principal of $273.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement on a nonrecurring basis in the fair value hierarchy. The Company calculated a fair value amount of $271.6 million at June 30, 2016 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 4—FAIR VALUE MEASUREMENTS (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,985	—	$4,985
Certificates of deposit	—	57,486	57,486
U.S. Government and agency securities	—	43,908	43,908
Commercial paper	—	28,363	28,363
Corporate bonds	—	74,638	74,638
Municipal bonds	—	3,441	3,441
Foreign government bonds	—	5,118	5,118
	4,985	212,954	217,939
Derivative contracts	—	630	630
Total financial assets	$4,985	$213,584	$218,569
Derivative contracts	$—	$524	$524
Total financial liabilities	$—	$524	$524
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
There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2016 and the year ended December 31, 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$58,516	$—	$—	$58,516
Money market funds	4,985	—	—	4,985
Certificates of deposit	57,486	—	—	57,486
U.S. Government and agency securities	43,873	35	—	43,908
Commercial paper	28,363	—	—	28,363
Corporate bonds	74,608	73	(43)	74,638
Municipal bonds	3,441	1	(1)	3,441
Foreign government bonds	5,113	5	—	5,118
Total	276,385	114	(44)	276,455
Less amounts classified as cash and cash equivalents	(63,501)			(63,501)
	$212,884	$114	$(44)	$212,954

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$65,524	$—	$—	$65,524
Certificates of deposit	110,427	3	(7)	110,423
U.S. Government and agency securities	131,755	5	(38)	131,722
Commercial paper	57,214	4	(4)	57,214
Corporate bonds	105,900	2	(420)	105,482
Municipal bonds	26,283	—	(75)	26,208
Foreign government bonds	13,988	—	(48)	13,940
Total	511,091	14	(592)	510,513
Less amounts classified as cash and cash equivalents	(263,196)	(5)	2	(263,199)
	$247,895	$9	$(590)	$247,314
Realized gains upon the sale of marketable securities were $0.6 million and $2.1 million for the three months ended June 30, 2016 and 2015, respectively. Realized gains upon the sale of marketable securities were $0.5 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS (Continued)
The contractual maturities of short-term investments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$133,643	$133,686	$148,041	$147,914
Due in one to three years	79,241	79,268	99,854	99,400
	$212,884	$212,954	$247,895	$247,314
Investments in privately-held companies:
As of June 30, 2016 and December 31, 2015, the Company held a total of $7.8 million and $7.7 million in investments in privately-held companies.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2015	$200,743
Acquisitions	275,294
Adjustments	—
Balance as of June 30, 2016	$476,037
The carrying amounts of intangible assets as of June 30, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,638	$(1,771)	$867
Developed technology	251,074	(56,298)	194,776
Customer relationships	69,776	(14,205)	55,571
Backlog	11,300	(8,399)	2,901
Trade names	5,600	(657)	4,943
Total finite-lived amortizable intangible assets	340,388	(81,330)	259,058
In-process research and development	33,700	—	33,700
Total intangible assets	$374,088	$(81,330)	$292,758

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
Amortization expense of intangible assets totaled approximately $16.0 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively. Amortization expense of intangible assets totaled approximately $27.7 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2016 (remaining six months)	$27,765
2017	49,722
2018	46,736
2019	41,589
2020 and thereafter	93,246
Total	$259,058

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
As of June 30, 2016, the Company had derivative contracts in place hedging future Israeli New Shekel ("NIS") denominated operating expenses that the Company expects to incur over the next twelve months. In addition, the Company had derivative contracts in place that hedge the fair value of NIS denominated net assets. The Company recorded gains and losses on both the net assets and the derivative contracts designated as fair value hedges in the consolidated statements of operations as a component of other (loss) income.
Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to cash flow hedge contracts within the next 12 months.
Fair Value of Derivative Contracts
The fair value of derivatives in the unaudited condensed consolidated balance at June 30, 2016 and December 31, 2015 were as follows:

	Other current assets	Other accrued liabilities	Other accrued liabilities
	June 30, 2016		December 31, 2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward contracts	$630	$524	$1,157
Total derivatives	$630	$524	$1,157

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES: (Continued)

The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward contracts	$93,420	$98,744
Derivatives not designated as hedging instruments
Currency forward contracts	$26,019	$—
Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
The following table represents the balance of derivative contracts designated as cash flow hedges as of June 30, 2016 and December 31, 2015 and their impact on OCI for the six months ended June 30, 2016:

(in thousands)
December 31, 2015	$(1,091)
Amount of gain recognized in OCI (effective portion)	1,510
Amount of gain reclassified from OCI to income (effective portion)	(161)
June 30, 2016	$258
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2016 and 2015 was:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended June 30,		Three Months Ended June 30,
Location of gains (losses)	2016	2015	2016	2015
	(in thousands)
Operating expenses	$23	$(737)	$—	$—
Other (loss) income	$—	$—	$(271)	$—
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2016 and 2015 was:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Six Months Ended June 30,		Six Months Ended June 30,
Location of gains (losses)	2016	2015	2016	2015
	(in thousands)
Operating expenses	$161	$(3,010)	$—	$—
Other (loss) income	$—	$—	$(543)	$—
The net gains or losses relating to the ineffective portion of derivative contracts designed as hedging instruments were not material in the three and six months ended June 30, 2016 and 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At June 30, 2016, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2016 due in remaining six months	$10,679
2017	18,299
2018	14,477
2019	11,046
2020 and thereafter	11,176
Total minimum lease payments	$65,677

Purchase commitments

At June 30, 2016, the Company had the following non-cancelable purchase commitments:

(in thousands)
2016 due in remaining six months	$100,446
2017	9,230
2018	3,836
2019 and thereafter	25
$113,537
Term Debt
For information about the Company's Term Debt, see note 13 to the notes to the condensed consolidated financial statements.
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At June 30, 2016, the estimated total future lease obligation is approximately $28.7 million. Over a twelve month period an estimated rental expense is approximately $2.9 million, and if recognized, would increase the Company's operating expenses in its consolidated statement of operations.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Royalty-bearing grants
We are obliged to pay royalties to the Office of the Israeli National Authority for Technological Innovation or the Office of the Chief Scientist of the Ministry of Economy and Industry of Israel (formerly, the Ministry of Industry, Trade and Labor) (the "OCS") for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984, (the "R&D Law").  Royalties on the revenues derived from sales of the Company's products incorporating OCS funded know-how are payable to the Israeli government at the rate up to 4.5% of the amount of the received grants. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At June 30, 2016, the Company estimated a total future royalty obligation of approximately $23.3 million, and if recognized, would increase the Company's cost of revenues in its consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with respective taxing authorities. As of June 30, 2016, the Company's unrecognized tax benefits totaled $37.4 million, which would reduce the Company's income tax expense and effective tax rate, if recognized.
Contingencies
Legal proceedings
Settled legal proceedings
Avago Technologies Fiber (IP) Singapore Pte. Ltd. vs. IPtronics, Inc. and IPtronics A/S (the "Parties").
On September 29, 2010, Avago Technologies Fiber (IP) Singapore Pte. Ltd. (“Avago IP”) filed a complaint for patent infringement against IPtronics, Inc. and IPtronics A/S (now Mellanox Technologies Denmark Aps) (collectively, “IPtronics”) in the United States District Court, Northern District of California, San Jose Division (Case No.: 5:10-cv-02863 EJD), asserting infringement of U.S. Patents Number 5,596,456 and 5,359,447. On September 11, 2012, Avago IP along with additional subsidiaries of Avago Technologies Limited (collectively, “Avago”) filed a Second Amended and Supplemental Complaint against IPtronics adding allegations that IPtronics engaged in violations of the Lanham Act, Section 43 (A); misappropriated Avago’s trade secrets; engaged in unfair competition against Avago; intentionally interfered with Avago’s contractual relations; and were unjustly enriched by and through the conduct complained of by Avago. Avago’s motion to file a Fourth Amended and Supplemental Complaint (the “Complaint”) to add the Company and a new claim for interference with prospective economic advantage against IPtronics was granted. The Company and IPtronics answered the new complaint. Pursuant to a Settlement and Patent License Agreement (the "Settlement") dated March 7, 2016, on March 8, 2016 the Parties jointly filed a Stipulation of Dismissal with Prejudice Pursuant to Fed.R.Civ.P. 41(a)(1)(A)(ii), in which the parties stipulated to the dismissal with prejudice of this action, including all claims alleged in the Fourth Amended and Supplemental Complaint and all counterclaims alleged in the answers thereto, with each party to bear its own costs and attorneys’ fees.
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
Under the settlement, the Company and Avago agreed not to sue each other for a period of 5 years. The contractual patent rights conveyed by the settlement were deemed not contributory to the Company's operations or products sold. As a result, the Company recorded settlement expense in its operating expenses in the amount of $5.1 million during its first quarter ended March 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 8—COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pending legal proceedings
Mellanox Technologies, Ltd. v. Methode Electronics, Inc.
On August 16, 2015, Mellanox filed this action for patent infringement in the federal court for the Northern District of California (Civil Action No. 15-cv-03730-PJH) naming Methode Electronics, Inc. as defendant on claims for infringement of U.S. Patent No. 8,419,444 and U.S. Patent No. 7,934,959. On December 3, 2015, Mellanox filed an Amended Complaint asserting infringement of the 959 patent. Methode moved to dismiss the First Amended Complaint. The court granted in part and denied in part that motion with leave to amend, as confirmed in an Order dated March 4, 2016. On March 17, 2016, Mellanox filed a Second Amended Complaint alleging infringement of the 959 patent and seeking unspecified damages and injunctive relief against Methode. On April 7, 2016 Methode served an Answer and Counterclaims seeking declaratory judgment that the 959 patent is invalid and not infringed. On June 13, 2016, Methode filed a motion for leave to amend its Answer to add additional defenses and counterclaims including alleged unenforceability of the 959 patent in suit. This motion has been briefed and was heard on July 20, 2016. The court denied Methode’s motion to the extent it concerned an alleged failure to state a claim but allowed Methode to add defenses and counterclaims concerning a standards setting body and inventorship. Discovery is proceeding. The parties have exchanged proposed terms for claim construction.
NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
The Company has ten option plans. In connection with the EZchip acquisition, the Company assumed the following EZchip plans: the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan. The Company's other option plans include the 1999 United States Equity Incentive Plan, 1999 Israeli Share Option Plan, 2003 Israeli Share Option Plan (collectively, the "Prior Plans"), the Amended and Restated Global Share (2006) Incentive Plan (the "Global Plan"), the Global Share Incentive Assumption Plan 2010 (the "Assumption Plan"), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan (the "Kotura Plan"), and the IPtronics, Inc. 2013 Restricted Stock Unit Plan (the "IPtronics Plan").
Assumed EZchip restricted stock units
In connection with the acquisition of EZchip, the Company assumed 891,822 unvested EZchip RSUs and converted them into 499,894 Mellanox RSUs using an exchange ratio of 0.56. The aggregate value of the 499,894 Mellanox RSUs was $23.2 million of which $1.0 million related to service prior to the acquisition date and was included in the EZchip purchase price consideration. The remaining fair value of $22.2 million represents post-acquisition share-based compensation expense that will be recognized over the requisite service period of approximately 2.25 years from the date of acquisition. The assumed RSUs retained all applicable terms and vesting periods.
Share option activity
Share option activity under the Company's equity incentive plans in the six months ended June 30, 2016 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,028,595	$30.81
Options exercised	(198,808)	$15.83
Options canceled	(30,982)	$83.46
Outstanding at June 30, 2016	1,798,805	$31.55
The total pretax intrinsic value of options exercised in the six months ended June 30, 2016 and 2015 was $6.5 million and $8.6 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—SHARE INCENTIVE PLANS (Continued)

$47.96 on June 30, 2016, the total pretax intrinsic value of options outstanding at June 30, 2016 and December 31, 2015 was $42.9 million and $40.2 million, respectively.
The total pretax intrinsic value of exercisable options at June 30, 2016, was $42.7 million. The total pretax intrinsic value of exercisable options at December 31, 2015 was $39.9 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the six months ended June 30, 2016 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2015	2,205,083	$44.39
Assumed restricted share units from acquisition	499,894	$46.40
Restricted share units granted	1,784,626	$48.75
Restricted share units vested	(559,048)	$45.07
Restricted share units canceled	(151,259)	$45.14
Non-vested restricted share units at June 30, 2016	3,779,296	$46.58
The weighted average fair value of RSUs granted in the six months ended June 30, 2016 and 2015 was $48.75 and $46.15, respectively.
The total intrinsic value of all outstanding restricted share units as of June 30, 2016 and December 31, 2015 was $181.3 million and $92.9 million, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2016:

Number of Shares
Share options outstanding	1,798,805
Restricted share units outstanding	3,779,296
Shares authorized for future issuance	613,647
ESPP shares available for future issuance	4,267,370
Total shares reserved for future issuance as of June 30, 2016	10,459,118
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Dividend yield	—%	—%
Expected volatility	37.6%	38.1%
Risk free interest rate	0.50%	0.09%
Expected life, years	0.5	0.5

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 9—SHARE INCENTIVE PLANS (Continued)

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$671	$610	$1,146	$1,157
Research and development	10,770	7,553	19,922	14,321
Sales and marketing	3,889	2,750	7,537	5,144
General and administrative	2,764	2,373	7,755	4,382
Total share-based compensation expense	$18,094	$13,286	$36,360	$25,004
At June 30, 2016 there was $143.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.4 years.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/loss before reclassifications	166	1,510	1,676
Amounts reclassified from accumulated other comprehensive income/loss	482	(161)	321
Net current-period other comprehensive income/loss, net of taxes	648	1,349	1,997
Balance at June 30, 2016	$70	$258	$328

Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	195	2,822	3,017
Amounts reclassified from accumulated other comprehensive income/loss	17	3,010	3,027
Net current-period other comprehensive income/loss, net of taxes	212	5,832	6,044
Balance at June 30, 2015	$(162)	$2,186	$2,024

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS): (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Gains/losses on Derivatives	$161	$(3,010)	Cost of revenues and Operating expenses
	10	(205)	Cost of revenues
	112	(2,251)	Research and development
	17	(234)	Sales and marketing
	22	(320)	General and administrative
Gains/losses on Available-for-Sale Securities	(482)	(17)	Other income, net
Total reclassifications for the period	$(321)	$(3,027)	Total
NOTE 11—INCOME TAXES:
As of June 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $37.4 million and $25.4 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $1.5 million at June 30, 2016 and $1.2 million at December 31, 2015.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, the Company measured deferred tax assets and liabilities using the 25.0% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25.0% resulted in a reduction of $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense for the six months ended June 30, 2016.
As of June 30, 2016, the 2012 through 2015 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of June 30, 2016, the 2011 through 2015 tax years are open and may be subject to potential examinations in Israel. As of June 30, 2016, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2011 to 2014. As of June 30, 2016, the 2011 through 2015 tax years are open and may be subject to potential examinations in Denmark.
The Beneficiary Enterprise and Approved Enterprise tax holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2021 and the tax holiday for the Company's Tel Aviv operation will expire between the years 2017 and 2021. The tax holiday has resulted in a cash tax savings of $21.0 million and $13.0 million for the six months ended June 30, 2016 and 2015, respectively, increasing diluted earnings per share by approximately $0.44 and $0.27 in the six months ended June 30, 2016 and 2015, respectively.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 1.0% and 5.0% for the three months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rates were (2,227.8%) and 9.9% for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, the (2,227.8%) effective tax rate is due to a loss before taxes on income that is near break-even. The difference between the Company’s effective tax rates and the 35% federal statutory rate for the six months ended June 30, 2016 resulted primarily from the reduction of deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above, the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits, partially offset by the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)
NOTE 11—INCOME TAXES (Continued):

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous, and the Company is required to make many subjective assumptions and judgments regarding its income tax exposures. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to change over time. Any changes in the Company’s subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of operations.
The Company has maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at June 30, 2016, that these deferred tax assets are not more likely than not to be realized.
NOTE 12—OTHER INCOME (LOSS):
Other income (loss) is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income and gains (losses) on sale of investments, net	$674	$817	$744	$1,480
Impairment loss on equity investment in a private company	—	—	—	(3,189)
Foreign exchange gain (loss)	(359)	95	(368)	152
Other income (loss)	$315	$912	$376	$(1,557)
NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly-owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt.
The following table presents the Term Debt at June 30, 2016:

(in thousands)
Term Debt, principal amount	$273,000
Less unamortized debt issuance costs	$(4,625)
Term Debt, principal net of unamortized debt issuance costs	$277,625
Effective interest rate	3.1%
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13—TERM DEBT (Continued)
At June 30, 2016, future scheduled principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2016 due in remaining six months	$14,000
2017	38,500
2018	63,000
2019	157,500
$273,000
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
The Company’s obligations under the Term Debt are guaranteed by all of its domestic and foreign subsidiaries, subject to certain agreed upon exceptions. The obligations under the Term Debt are also, subject to certain agreed upon exceptions, secured by a lien on substantially all of the Company's and certain of its subsidiaries tangible and intangible property, including 100% of the Company's equity interests in shares of its domestic and certain foreign subsidiaries.
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At June 30, 2016, the Company was in compliance with the covenants for the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2016 and results of operations for the three and six months ended June 30, 2016 and 2015 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
Overview
General
We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories as an integral part of a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), Web 2.0, storage, financial services, enterprise data center and cloud. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by server vendors. We supply our products to leading storage and communications infrastructure equipment vendors. Additionally, our products are used in embedded solutions.

EZchip Acquisition
On February 23, 2016, we completed our acquisition of EZchip, a public company formed under the laws of the State of Israel, at which time EZchip became our wholly owned subsidiary. Under the terms of the Merger Agreement the net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share, net of $87.5 million cash received. We also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Mellanox RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years.
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. At June 30, 2016, the principal and carrying value of the Term Debt was $273.0 million and $277.6 million, respectively.
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
Acquisition-related expenses for the EZchip acquisition for the three and six months ended June 30, 2016 were $0.5 million and $7.2 million, respectively, and consisted primarily of investment banking, consulting and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $16.0 million and $2.6 million for the three months ended June 30, 2016 and 2015, respectively. Amortization of intangible assets was $27.7 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The increased amortization is primarily associated with the EZchip acquisition. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the unaudited condensed consolidated financial statements.
Patent Settlement
On March 7, 2016, we entered into a settlement and patent license agreement that resolved all litigation matters between Avago, IPtronics, Inc., IPtronics A/S (now Mellanox Technologies Denmark Aps) and Mellanox. Under the settlement, we agreed with Avago not to sue each other for a period of 5 years. The settlement was deemed not contributory to our operations or products sold. As a result, we recorded a settlement expense in our operating expenses in the amount of $5.1 million in our first quarter ended March 31, 2016.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended June 30, 2016 were $214.8 million compared to $163.1 million for the three months ended June 30, 2015, representing an increase of approximately 32%. Revenues for the six months ended June 30, 2016 were $411.6 million compared to $309.8 million for the six months ended June 30, 2015. Our revenues for the three months and six months ended June 30, 2016 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 59% and 60% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. Sales to customers representing 10% or more of revenues accounted for 16% and 14% of our total revenues for the six months ended June 30, 2016 and 2015, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The tax holiday for our Yokneam operations will expire in 2021 and the tax holiday for our Tel-Aviv operations will expire between the years 2017 and 2021. The corporate tax rate was reduced from 26.5% in 2015 to 25% in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, we measured deferred tax assets and liabilities using the 25% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25% resulted in a reduction of $1.3 million to our deferred tax assets and a corresponding increase in income tax expense in our first quarter ended March 31, 2016 and six months ended June 30, 2016.

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
We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see note 1, "The Company and Summary of Significant Accounting Policies," in the accompanying notes to our unaudited condensed consolidated financial statement.
See our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2015.
Results of Operations
 The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Total revenues	100%	100%	100%	100%
Cost of revenues	37	29	37	28
Gross profit	63	71	63	72
Operating expenses:
Research and development	38	38	37	39
Sales and marketing	15	14	16	15
General and administrative	7	7	9	7
Total operating expenses	60	59	62	61
Income from operations	3	12	1	11
Other income (loss), net	(1)	—	(1)	—
Income (loss) before taxes	2	12	—	11
Provision for taxes on income	—	—	(1)	(1)
Net income (loss)	2%	12%	(1)%	10%

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
The following tables represent our total revenues for the three months ended June 30, 2016 and 2015 by product type and interconnect protocol:

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$46,539	21.7	$28,981	17.8
Boards	82,481	38.4	64,061	39.3
Switch systems	49,873	23.2	42,027	25.8
Cables, accessories and other	35,908	16.7	28,079	17.1
Total Revenue	$214,801	100.0	$163,148	100.0

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$24,779	11.5	$5,847	3.6
FDR	74,510	34.7	90,680	55.6
QDR/DDR/SDR	11,715	5.5	17,358	10.6
Total	111,004	51.7	113,885	69.8
Ethernet	88,027	41.0	38,984	23.9
Other	15,770	7.3	10,279	6.3
Total revenue	$214,801	100.0	$163,148	100.0
Revenues. Revenues were $214.8 million for the three months ended June 30, 2016 compared to $163.1 million for the three months ended June 30, 2015, representing an increase of approximately 32%. The year-over-year revenue increase in 2016 from 2015 was primarily attributable to increased demand for our Ethernet adapters and incremental revenues from the EZchip acquisition. Our InfiniBand customers continued transitioning from FDR and lower data rates products to the EDR product generation. The increase in other product revenues was primarily due to higher cable sales. The 2016 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $135.0 million for the three months ended June 30, 2016 compared to $116.0 million for the three months ended June 30, 2015, representing an increase of approximately 16%. As a percentage of revenues, gross margin declined to 62.8% in the three months ended June 30, 2016 from approximately 71.1% in the three months ended June 30, 2015. The gross margin percentage decrease was primarily due to an increase in intangible asset amortization costs and an increase in inventory step-up amortization costs, both related to the EZchip acquisition. Gross margin for 2016 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$45,291	21.1%	$32,143	19.7%
Share-based compensation	10,770	5.0%	7,553	4.6%
Development and tape-out costs	9,284	4.3%	9,945	6.1%
Other	16,979	7.9%	12,935	8.0%
Total Research and development	$82,324	38.3%	$62,576	38.4%

Research and development expenses were $82.3 million for the three months ended June 30, 2016 compared to $62.6 million for the three months ended June 30, 2015, representing an increase of $19.7 million, or approximately 32%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition in the prior quarter, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expenses reflects higher professional service expenses, depreciation expenses, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$18,935	8.8%	$14,036	8.6%
Share-based compensation	3,889	1.8%	2,750	1.7%
Trade shows and promotions	4,262	2.0%	3,794	2.3%
Other	5,490	2.6%	2,786	1.7%
Total Sales and marketing	$32,576	15.2%	$23,366	14.3%
Sales and marketing expenses were $32.6 million for the three months ended June 30, 2016 compared to $23.4 million for the three months ended June 30, 2015, representing an increase of $9.2 million, or approximately 39%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition in the prior quarter, merit increases, and higher accrued bonuses under our annual discretionary bonus awards program. The increase in trade show and promotions was due primarily to higher trade show exhibit costs. The increase in other expenses primarily reflects higher amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$5,210	2.4%	$4,060	2.5%
Share-based compensation	2,764	1.3%	2,373	1.5%
Professional services	3,516	1.6%	2,876	1.8%
Other	2,004	1.0%	1,361	0.7%
Total General and administrative	$13,494	6.3%	$10,670	6.5%
General and administrative expenses were $13.5 million for the three months ended June 30, 2016 compared to $10.7 million for the three months ended June 30, 2015, representing an increase of $2.8 million, or approximately 26%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition in the prior quarter, merit increases, and higher accrued bonuses under our annual discretionary bonus awards program. The increase in professional services expenses was primarily related to human resources services, consulting and outsourcing fees. The increase in other expenses was primarily related to higher facilities costs.
For further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Cost of goods sold	$671	$610
Research and development	10,770	7,553
Sales and marketing	3,889	2,750
General and administrative	2,764	2,373
	$18,094	$13,286
Share-based compensation expenses were $18.1 million for the three months ended June 30, 2016, compared to $13.3 million for the three months ended June 30, 2015, representing an increase of 36%. The increase was primarily attributable to RSUs granted to existing employees during 2016 as part of our annual review process, RSUs granted to employees in conjunction with the acquisition of EZchip, and RSUs granted to new hires.
At June 30, 2016 there was $143.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with other acquisitions.
Other income (loss), net. Other income (loss), net in the three months ended June 30, 2016 was a loss of $1.9 million as compared to income of $0.9 million for the three months ended June 30, 2015. The change was primarily attributable to $2.2 million of interest expense associated with the Term Debt and $0.6 million in foreign exchange losses.
Provision for Taxes on Income. Our provision for taxes on income was $46.0 thousand for the three months ended June 30, 2016 as compared to $1.0 million for the three months ended June 30, 2015.
Our effective tax rate was 1.0% and 5.0% for three months ended June 30, 2016 and 2015, respectively. For the three months ended June 30, 2016, the difference between the 1.0% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel, foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits.
We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including our recent cumulative losses, our ability to carry-back losses against prior taxable income and our projected financial results. We also consider, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results.

Comparison of the Six Months Ended June 30, 2016 to the Six Months Ended June 30, 2015
The following tables represent our total revenues for the six months ended June 30, 2016 and 2015 by product type and interconnect protocol:

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$75,070	18.2	$58,288	18.8
Boards	175,413	42.6	122,567	39.6
Switch systems	93,696	22.8	76,494	24.7
Cables, accessories and other	67,432	16.4	52,474	16.9
Total Revenue	$411,611	100.0	$309,823	100.0

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$45,782	11.1	$6,788	2.2
FDR	154,852	37.6	172,605	55.7
QDR/DDR/SDR	23,543	5.8	35,800	11.5
Total	224,177	54.5	215,193	69.4
Ethernet	156,652	38.1	73,665	23.8
Other	30,782	7.4	20,965	6.8
Total revenue	$411,611	100.0	$309,823	100.0
Revenues. Revenues were $411.6 million for the six months ended June 30, 2016 compared to $309.8 million for the six months ended June 30, 2015, representing an increase of approximately 33%. The year-over-year revenue increase in 2016 from 2015 was primarily attributable to increased demand for our Ethernet adapters and incremental revenues from the EZchip acquisition. Revenues from our InfiniBand products also increased primarily due to increased sales into HPC and cloud markets. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR and lower data rates to the EDR product generation. The increase in other product revenues was primarily due to higher cable sales. The 2016 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $261.3 million for the six months ended June 30, 2016 compared to $221.6 million for the six months ended June 30, 2015, representing an increase of approximately 18%. As a percentage of revenues, gross margin decreased to 63.5% in the six months ended June 30, 2016 from approximately 71.5% in the six months ended June 30, 2015. The gross margin percentage decrease was primarily due to an increase in intangible asset amortization costs and inventory step-up amortization costs, both related to the EZchip acquisition. Gross margin for 2016 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$82,269	20.0%	$63,850	20.6%
Share-based compensation	19,922	4.8%	14,321	4.6%
Development and tape-out costs	18,150	4.4%	16,788	5.4%
Other	33,017	8.1%	25,735	8.4%
Total Research and development	$153,358	37.3%	$120,694	39.0%

Research and development expenses were $153.4 million for the six months ended June 30, 2016 compared to $120.7 million for the six months ended June 30, 2015, representing an increase of $32.7 million, or approximately 27%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to higher material costs as a result of our development activities. The increase in other reflects higher professional service expenses, depreciation expenses, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$36,228	8.8%	$27,836	9.0%
Share-based compensation	7,537	1.8%	5,144	1.7%
Trade shows and promotions	9,935	2.4%	6,875	2.2%
Other	10,104	2.5%	6,069	1.9%
Total Sales and marketing	$63,804	15.5%	$45,924	14.8%
Sales and marketing expenses were $63.8 million for the six months ended June 30, 2016 compared to $45.9 million for the six months ended June 30, 2015, representing an increase of $17.9 million, or approximately 39%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in trade shows and promotions was due primarily to higher trade show exhibit costs and related travel costs. The increase in other expenses primarily reflects higher amortization costs related to acquired intangible assets acquired in the EZchip transaction and facilities costs.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$10,509	2.6%	$7,934	2.6%
Share-based compensation	7,755	1.9%	4,382	1.4%
Professional services	19,273	4.7%	5,302	1.7%
Other	3,895	0.9%	2,753	0.9%
Total General and administrative	$41,432	10.1%	$20,371	6.6%
General and administrative expenses were $41.4 million for the six months ended June 30, 2016 compared to $20.4 million for the six months ended June 30, 2015, representing an increase of $21.1 million, or approximately 103%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was related to investment banking costs, consulting expenses and other professional fees related to the EZchip acquisition, litigation settlement costs and legal fees. The increase in other expenses was primarily related to higher depreciation and facilities costs.
For further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cost of goods sold	$1,146	$1,157
Research and development	19,922	14,321
Sales and marketing	7,537	5,144
General and administrative	7,755	4,382
	$36,360	$25,004
Share-based compensation expenses were $36.4 million for the six months ended June 30, 2016, compared to $25.0 million for the six months ended June 30, 2015, representing an increase of 45%. The increase was primarily attributable to RSUs granted to existing employees during 2016 as part of our annual review process, RSUs granted to employees in conjunction with the acquisition of EZchip, RSUs granted to new hires, and expenses related to the acceleration of EZchip RSUs for employees terminated on the closing date.
Other income (loss), net. Other income (loss), net in the six months ended June 30, 2016 was a loss of $2.8 million as compared to a loss of $1.6 million for the six months ended June 30, 2015. The change was primarily attributable to $3.2 million in interest expense associated with the Term Debt and a $0.5 million decrease in interest income, partially offset by a $3.2 million impairment loss on an equity investment in a privately held company in the six months ended June 30, 2015.
Provision for Taxes on Income. Our provision for taxes on income was $2.4 million for the six months ended June 30, 2016 as compared to $3.3 million for the six months ended June 30, 2015.
On January 4, 2016 the Israeli Government legislated a reduction in the corporate income tax rate from 26.5% to 25%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, we measured deferred tax assets and liabilities using the 25% tax rate. In the quarter ended March 31, 2016, we recorded a change in the corporate income tax rates from 26.5% to 25% which resulted in a reduction of $1.3 million to our deferred tax assets and a corresponding increase in our income tax expense.
Our effective tax rate was (2,227.8%) and 9.9% for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016 the (2,227.8%) effective tax rate is due to a loss before taxes on income that is near break-even. For the six months ended June 30, 2016, the difference between the (2,227.8%) effective tax rate and the 35% federal statutory rate resulted primarily from the reduction of our deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above, the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense and losses generated from subsidiaries without tax benefits, partially offset by the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates.
Liquidity and Capital Resources
As of June 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $63.5 million and short-term investments of $213.0 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition and related transaction expenses with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. At June 30, 2016, the total amount of future payments related to the Term Debt was estimated at $286.8 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of June 30, 2016 our subsidiaries outside of Israel held approximately $11.2 million in cash, cash equivalents and short-term investments.

Our cash, cash equivalents, short-term investments and working capital balances at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$63,501	$263,199
Short-term investments	212,954	247,314
Total	$276,455	$510,513
Working capital	$284,805	$540,108
Our ratio of current assets to current liabilities was 2.5:1 at June 30, 2016 and 4.9:1 at December 31, 2015.
Operating Activities
Net cash provided by our operating activities amounted to $93.4 million in the six months ended June 30, 2016. Net cash provided by our operating activities was attributable to net non-cash items of $83.3 million and changes in assets and liabilities of $12.6 million, partially offset by a net loss of $2.5 million. Non-cash expenses consisted primarily of $46.2 million of depreciation and amortization, $36.4 million of share-based compensation, and $1.3 million of deferred income taxes. The $12.6 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to a decrease in inventory of $10.6 million, an increase in accounts payable of $9.7 million due to timing of payments, an increase of $5.6 million in accrued liabilities and other liabilities, and a decrease in prepaid expenses and other assets of $3.6 million. These were partially offset by an increase in accounts receivable of $16.9 million, primarily due to the timing sales and higher revenues.
Net cash provided by our operating activities amounted to $87.1 million in the six months ended June 30, 2015. Net cash provided by operating activities in the six months ended June 30, 2015 was primarily attributable to net income of $29.7 million adjusted by net non-cash items of $45.7 million and changes in assets and liabilities of $11.6 million. The non-cash items consisted primarily of $25.0 million of share-based compensation, $19.8 million for depreciation and amortization, and $3.2 million of loss on impairment of an equity investment in a private company. These increases were partially offset by gains on investments of $2.4 million. The $11.6 million cash inflow from changes in assets and liabilities resulted primarily from a decrease in accounts receivable of $3.9 million primarily due to the timing of sales, an increase in accounts payable of $8.8 million primarily due to the timing of payments, an increase of $21.1 million in accrued and other liabilities, and an increase in deferred revenue by $2.8 million, partially offset by an increase in inventories of $22.5 million as a result of our effort to fulfill forecasted sales.
Investing Activities
Net cash used in investing activities was $570.6 million in the six months ended June 30, 2016. Cash used in investing activities was primarily attributable to $698.5 million of net cash used to acquire EZchip and $15.8 million for purchases of property and equipment. These uses were partially offset by net sales and maturities of short-term investments of $144.4 million.
Net cash used by investing activities was $79.5 million in the six months ended June 30, 2015. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $58.7 million and purchases of property and equipment of $20.4 million.
Financing Activities
Net cash provided by financing activities was $277.4 million in the six months ended June 30, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from the Term Debt and $10.4 million from share option exercises and purchases pursuant to our employee share purchase plan. These were offset by $7.0 million principal payment on the Term Debt, $5.5 million of debt issuance costs and $0.5 million of principal payments on capital lease obligations.
Our financing activities generated $9.3 million in the six months ended June 30, 2015. Cash provided by financing activities was primarily due to proceeds of $9.8 million from the exercise of share awards, partially offset by principal payments on capital lease obligations of $0.6 million.

Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2016 (remaining 6 months)	$128,289	$10,679	$100,446	$17,164
2017	71,652	18,299	9,230	44,123
2018	85,818	14,477	3,836	67,505
2019	169,082	11,046	25	158,011
2020 and thereafter	11,176	11,176	—	—
Total	$466,017	$65,677	$113,537	$286,803
Purchase commitments. Purchase commitments are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders for inventory are based on our current manufacturing needs and are generally fulfilled by our subcontractors within an eight to twelve week period. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
Term Debt including interest. Term Debt commitment represents principal and interest payable. For additional information about the Term Debt, see note 13 "Term Debt" in the notes to the unaudited condensed consolidated financial statements.
Other Commitments
We also have contingent commitments primarily related to a facility lease agreement based on the achievement of certain agreed-upon milestones, and royalty payment contingencies based on revenue we may generate from the sales of certain products, the know-how of which was funded by Israeli government grants. For additional information about other commitments, see note 8 "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
See note 1, "The Company and Summary of Significant Accounting Policies—Recent accounting pronouncements" in the notes to the unaudited condensed consolidated financial statements for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial position, results of operations and cash flows.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments include cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper and corporate bonds with an average remaining maturity of up to 12 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, our investment policy generally limits the amount of credit exposure to any one issuer and type of security, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Term Debt. At June 30, 2016, we had $273.0 million in principal of variable-interest rate Term Debt outstanding. The impact to our interest expense and pre-tax earnings over the next twelve months, based on hypothetical increases or decreases in LIBOR is as follows:

	Hypothetical Change in Interest Rate
	Increase (Decrease) of X Basis Points (bps)
	150 bps	100 bps	50 bps	(25 bps)
	(in thousands)
Interest expense on Term Debt	$3,993	$2,662	$1,331	$(665)
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
To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements. If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.4 million at June 30, 2016. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. As of June 30, 2016, we had derivative contracts in place of approximately 358.5 million NIS, or approximately $93.4 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
See note 8, "Commitments and Contingencies—Legal proceedings" in the notes to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this report, for a full description of legal proceedings and related contingencies and their effects on our consolidated financial position, results of operations and cash flows.
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
A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2016, sales to Hewlett-Packard accounted for 12% of our total revenues, while sales to our top ten customers accounted for 59% of our revenues. For the three months ended June 30, 2015, sales to Hewlett-Packard accounted for 15% of our total revenues, while sales to our top 10 customers accounted for 63% of our revenues. For the year ended December 31, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top ten customers accounted for 57% of our revenues. Because the majority of servers, storage, communications, infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We are susceptible to additional risks from our international operations.
We derived 47% of our revenues in the three months ended June 30, 2016 and 2015, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

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
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
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
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill may significantly impact our profitability.
Our intangible assets and goodwill are significant. As of June 30, 2016, we had recorded $769 million of intangible assets and goodwill related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Risks Related to Our Ordinary Shares
The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.
During the three months ended June 30, 2016, our shares traded as low as $40.54 per share and as high as $55.45 per share. During the twelve month period ended June 30, 2016 our shares traded as low as $32.24 and as high as $55.80 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

3.1	†		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. a Company Limited by Shares
4.1	†	*	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
4.2	†	*	Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006).
10.1	†
Addendum to Unprotected Lease Agreement Dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord. (as translated from Hebrew) dated May 3, 2016.

31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

†	Filed herewith.
*    Indicates management contract or compensatory plan, contract or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 29, 2016	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	†		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. a Company Limited by Shares
4.1	†	*	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
4.2	†	*	Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006).
10.1	†
Addendum to Unprotected Lease Agreement Dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord. (as translated from Hebrew) dated May 3, 2016.

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
_______________________________________________________________________________

†    Filed herewith.
*    Indicates management contract or compensatory plan, contract or arrangement.