Form 10-Q
period 2016-09-30
Mellanox Technologies, Ltd.
filed 2016-11-04
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of October 28, 2016, was 48,740,562.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$55,455	$263,199
Short-term investments	236,934	247,314
Accounts receivable, net	133,135	84,273
Inventories	61,910	62,473
Other current assets	20,038	19,979
Total current assets	507,472	677,238
Property and equipment, net	113,621	100,018
Severance assets	16,429	9,514
Intangible assets, net	288,722	32,154
Goodwill	476,037	200,743
Deferred taxes and other long-term assets	32,763	33,715
Total assets	$1,435,044	$1,053,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,450	$44,600
Accrued liabilities	90,437	74,787
Deferred revenue	23,400	17,743
Current portion of term debt	20,065	—
Total current liabilities	184,352	137,130
Accrued severance	20,583	12,464
Deferred revenue	15,507	12,439
Term debt	228,850	—
Other long-term liabilities	29,356	24,668
Total liabilities	478,648	186,701
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 48,730 and 47,120 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	207	200
Additional paid-in capital	761,374	684,824
Accumulated other comprehensive income (loss)	1,966	(1,669)
Retained earnings	192,849	183,326
Total shareholders’ equity	956,396	866,681
Total liabilities and shareholders' equity	$1,435,044	$1,053,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Total revenues	$224,211	$171,377	$635,822	$481,200
Cost of revenues	78,191	49,129	228,479	137,394
Gross profit	146,020	122,248	407,343	343,806
Operating expenses:
Research and development	83,611	65,861	236,969	186,555
Sales and marketing	34,408	24,816	98,212	70,740
General and administrative	13,501	10,944	54,933	31,315
Total operating expenses	131,520	101,621	390,114	288,610
Income from operations	14,500	20,627	17,229	55,196
Interest expense	(2,195)	—	(5,408)	—
Other income (loss)	606	441	982	(1,116)
Other income (loss), net	(1,589)	441	(4,426)	(1,116)
Income before taxes on income	12,911	21,068	12,803	54,080
Provision for taxes on income	(874)	(1,116)	(3,280)	(4,384)
Net income	$12,037	$19,952	$9,523	$49,696
Net income per share — basic	$0.25	$0.43	$0.20	$1.08
Net income per share — diluted	$0.24	$0.42	$0.19	$1.05
Shares used in computing net income per share:
Basic	48,385	46,583	47,883	46,158
Diluted	49,494	47,725	49,232	47,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$12,037	$19,952	$9,523	$49,696
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	(79)	29	569	242
Change in unrealized gains/losses on derivative contracts, net of tax	1,717	(3,827)	3,066	2,005
Other comprehensive income (loss)	1,638	(3,798)	3,635	2,247
Total comprehensive income, net of tax	$13,675	$16,154	$13,158	$51,943

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$9,523	$49,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,264	30,464
Deferred income taxes	1,266	134
Share-based compensation	53,936	37,834
Gain on investments, net	(1,190)	(2,193)
Impairment loss on equity investment in a private company	—	3,189
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(32,698)	229
Inventories	12,624	(23,988)
Prepaid expenses and other assets	5,343	(504)
Accounts payable	4,876	2,119
Accrued liabilities and other liabilities	15,132	18,817
Net cash provided by operating activities	142,076	115,797

Cash flows from investing activities:
Purchase of severance-related insurance policies	(865)	(563)
Purchase of short-term investments	(218,642)	(219,459)
Proceeds from sales of short-term investments	209,456	148,697
Proceeds from maturities of short-term investments	130,187	62,144
Purchase of property and equipment	(32,748)	(36,972)
Restricted cash	—	3,604
Purchase of intangible assets	(6,060)	(210)
Purchase of equity investments in private companies	(1,284)	—
Acquisition, net of cash acquired of $87.5 million	(698,501)	—
Net cash used in investing activities	(618,457)	(42,759)

Cash flows from financing activities:
Proceeds from term debt	280,000	—
Principal payments on term debt	(27,000)	—
Term debt issuance costs	(5,521)	—
Principal payments on capital lease obligations	(491)	(831)
Proceeds from issuances of ordinary shares through employee equity incentive plans	21,649	16,978
Net cash provided by financing activities	268,637	16,147

Net (decrease) increase in cash and cash equivalents	(207,744)	89,185
Cash and cash equivalents at beginning of period	263,199	51,326
Cash and cash equivalents at end of period	$55,455	$140,511

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 26, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2016 or thereafter.
Risks and uncertainties
The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company's financial position and results of operations: unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company's customers based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; the timing of announcements or introductions of new products by the Company's competitors; and the Company's ability to successfully integrate acquired businesses.
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
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Hewlett-Packard	17%	14%	16%	14%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	September 30, 2016	December 31, 2015
Hewlett Packard	15%	16%
Hon Hai Precision Ind. Co. Ltd.	*	11%
Ingram Micro	*	15%
____________________
* Less than 10%
Product warranty
The following table provides changes in the product warranty accrual for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Balance, beginning of the period	$1,642	$1,932
Assumed warranty liability from acquisition	290	—
New warranties issued during the period	1,097	1,869
Reversal of warranty reserves	(358)	(321)
Settlements during the period	(942)	(1,800)
Balance, end of the period	1,729	1,680
Less: long term portion of product warranty liability	(355)	(416)
Current portion, end of the period	$1,374	$1,264

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net income per share
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$12,037	$19,952	$9,523	$49,696
Basic and diluted shares:
Weighted average ordinary shares	48,385	46,583	47,883	46,158
Dilutive effect of employee share options and restricted stock units ("RSUs")	1,109	1,142	1,349	1,384
Shares used to compute diluted net income per share	49,494	47,725	49,232	47,542
Net income per share — basic	$0.25	$0.43	$0.20	$1.08
Net income per share — diluted	$0.24	$0.42	$0.19	$1.05
The Company excluded 551,647 and 521,015 anti-dilutive employee share-based awards for the three and nine months ended September 30, 2016, respectively, and 707,305 and 502,419 anti-dilutive employee share-based awards for the three and nine months ended September 30, 2015, respectively, from the computation of diluted net income per share.
Recent accounting pronouncements
In August 2016, the Financial Accounting Standards Board, "FASB", issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard becomes effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
In June 2016, the FASB, issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Assumptions, models, and methods used in estimating an allowance for loan and lease losses are required disclosures under the standard. A cumulative-effect adjustment to retained earnings is recorded in the period of adoption and a prospective transition approach is applied for certain assets. The standard becomes effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The standard requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the expected term of an award by recognizing the effects of forfeitures in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard becomes effective for the Company beginning January 1, 2017. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. The standard becomes effective for the Company beginning January 1, 2018, but allows the Company to adopt the standard one year earlier if it so chooses. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which requires an entity to determine whether the nature of its promise is to provide a good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent). In April, 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. In May, 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which clarifies guidance in certain narrow areas and adds some practical expedients. The above updates do not change the core principles of the guidance in ASU 2014-09. The amendments have the same effective date and transition requirements as the new revenue recognition standard. The Company has not yet selected a transition method and is currently evaluating the effect that the standard and subsequent updates will have on its consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	September 30, 2016	December 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$133,767	$84,894
Less: allowance for doubtful accounts	(632)	(621)
	$133,135	$84,273
Inventories:
Raw materials	$8,759	$8,304
Work-in-process	25,082	25,716
Finished goods	28,069	28,453
	$61,910	$62,473
Other current assets:
Prepaid expenses	$9,899	$9,948
Derivative contracts receivable	1,980	—
VAT receivable	5,436	7,946
Other	2,723	2,085
	$20,038	$19,979
Property and equipment, net:
Computer equipment and software	$206,342	$172,176
Furniture and fixtures	4,350	3,886
Leasehold improvements	41,901	36,121
	252,593	212,183
Less: Accumulated depreciation and amortization	(138,972)	(112,165)
	$113,621	$100,018
Deferred taxes and other long-term assets:
Equity investments in private companies	$9,130	$7,739
Deferred taxes	21,956	23,222
Other assets	1,677	2,754
	$32,763	$33,715
Accrued liabilities:
Payroll and related expenses	$51,877	$43,041
Accrued expenses	32,886	26,431
Derivative contracts payable	102	1,157
Product warranty liability	1,374	1,206
Other	4,198	2,952
	$90,437	$74,787
Other long-term liabilities:
Income tax payable	$21,941	$20,023
Deferred rent	2,158	1,950
Other	5,257	2,695
	$29,356	$24,668

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip. Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip (the "Merger Agreement") the total consideration was $787.0 million including $1.0 million attributable to assumed RSUs. The net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
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
Acquisition-related expenses for the EZchip acquisition for the three and nine months ended September 30, 2016 were $0.4 million and $7.5 million, respectively and primarily consisted of investment banking, consulting and other professional fees.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The IPR&D intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date, had not established technological feasibility. The fair value of IPR&D was determined using a discount rate of 12.0%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will be transferred to developed technology and become subject to amortization over its useful life. IPR&D consists of one project related to the development of two network processors. The project is expected to be completed over the next two years. The estimated remaining costs to complete the IPR&D project was $22.3 million as of the acquisition date, which will be charged to operating expense in the consolidated statements of operations as incurred. During the three months ended September 30, 2016, one component of the IPR&D project reached technological feasibility and $4.2 million was transferred to developed technology and will be amortized over three years.
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

	Nine Months Ended
	September 30,
	2016	2015

Revenues	$645,746	$567,064
Net income (loss)	$34,240	$(2,736)
Net income (loss) per share — basic	$0.70	$(0.06)
Net income (loss) per share — diluted	$0.68	$(0.06)
Material non-recurring adjustments included in the unaudited pro forma net income for the nine months ended September 30, 2016 and 2015 for the effect of purchase accounting adjustments include acquisition-related costs of $14.5 million, composed of acquisition cost of $7.5 million incurred by the Company and $7.0 million incurred by EZchip, the stock-based compensation expense related to accelerated RSUs from the acquisition of $4.8 million and the effects related to the step-up of inventory of $8.3 million.
The Company immediately integrated EZchip into its ongoing operations. As a result, it is impracticable to determine EZchip's effect on revenue and earnings in the condensed consolidated statement of operations for the reporting period.
NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of September 30, 2016 and December 31, 2015, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of September 30, 2016, the remaining principal of $253.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $252.9 million at September 30, 2016 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$3,252	$—	$3,252
Certificates of deposit	—	63,883	63,883
U.S. Government and agency securities	—	55,316	55,316
Commercial paper	—	28,428	28,428
Corporate bonds	—	80,733	80,733
Municipal bonds	—	3,443	3,443
Foreign government bonds	—	5,131	5,131
	3,252	236,934	240,186
Derivative contracts	—	1,980	1,980
Total financial assets	$3,252	$238,914	$242,166
Derivative contracts	—	102	102
Total financial liabilities	$—	$102	$102
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Level 1	Level 2	Total
	(in thousands)
Certificates of deposit	$—	$110,423	$110,423
U.S. Government and agency securities	—	131,722	131,722
Commercial paper	—	57,214	57,214
Corporate bonds	—	105,482	105,482
Municipal bonds	—	26,208	26,208
Foreign government bonds	—	13,940	13,940
Total financial assets	$—	$444,989	$444,989
Derivative contracts	—	1,157	1,157
Total financial liabilities	$—	$1,157	$1,157
There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2016 and the year ended December 31, 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$52,203	$—	$—	$52,203
Money market funds	3,252	—	—	3,252
Certificates of deposit	63,883	—	—	63,883
U.S. Government and agency securities	55,305	23	(12)	55,316
Commercial paper	28,428	—	—	28,428
Corporate bonds	80,751	66	(84)	80,733
Municipal bonds	3,446	—	(3)	3,443
Foreign government bonds	5,130	1	—	5,131
Total	292,398	90	(99)	292,389
Less amounts classified as cash and cash equivalents	(55,455)	—	—	(55,455)
	$236,943	$90	$(99)	$236,934

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$65,524	$—	$—	$65,524
Certificates of deposit	110,427	3	(7)	110,423
U.S. Government and agency securities	131,755	5	(38)	131,722
Commercial paper	57,214	4	(4)	57,214
Corporate bonds	105,900	2	(420)	105,482
Municipal bonds	26,283	—	(75)	26,208
Foreign government bonds	13,988	—	(48)	13,940
Total	511,091	14	(592)	510,513
Less amounts classified as cash and cash equivalents	(263,196)	(5)	2	(263,199)
	$247,895	$9	$(590)	$247,314
Net realized gains upon the sale of marketable securities were $0.7 million and $0.2 million for the three months ended September 30, 2016 and 2015, respectively. Net realized gains upon the sale of marketable securities were $1.2 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively. At September 30, 2016, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The contractual maturities of short-term investments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$150,669	$150,666	$148,041	$147,914
Due in one to three years	86,274	86,268	99,854	99,400
	$236,943	$236,934	$247,895	$247,314
Investments in privately-held companies:
As of September 30, 2016 and December 31, 2015, the Company held a total of $9.1 million and $7.7 million in investments in privately-held companies.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2015	$200,743
Acquisitions	275,294
Adjustments	—
Balance as of September 30, 2016	$476,037
The carrying amounts of intangible assets as of September 30, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$15,712	$(2,827)	$12,885
Developed technology	255,271	(67,220)	188,051
Customer relationships	69,776	(15,967)	53,809
Backlog	11,300	(11,300)	—
Trade names	5,600	(1,123)	4,477
Total finite-lived amortizable intangible assets	357,659	(98,437)	259,222
In-process research and development	29,500	—	29,500
Total intangible assets	$387,159	$(98,437)	$288,722
The carrying amounts of intangible assets as of December 31, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,554	$(1,589)	$965
Developed technology	69,828	(40,408)	29,420
Customer relationships	13,376	(11,607)	1,769
Total intangible assets	$85,758	$(53,604)	$32,154

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Amortization expense of intangible assets totaled approximately $17.1 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. Amortization expense of intangible assets totaled approximately $44.8 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2016 (remaining three months)	$13,992
2017	56,828
2018	50,977
2019	44,425
2020 and thereafter	93,000
Total	$259,222
NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
As of September 30, 2016, the Company had derivative contracts in place hedging future Israeli New Shekel ("NIS") denominated operating expenses that the Company expects to incur over the next twelve months. In addition, the Company had derivative contracts in place that hedge the fair value of NIS denominated net assets. The Company recorded gains and losses on both the net assets and the derivative contracts designated as fair value hedges in the consolidated statements of operations as a component of other income (loss).
Foreign exchange contracts designated as cash flow hedges relate primarily to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. The Company expects to realize the accumulated OCI balance related to cash flow hedge contracts within the next 12 months.
Fair Value of Derivative Contracts
The fair value of derivatives in the unaudited condensed consolidated balance at September 30, 2016 and December 31, 2015 were as follows:

	Other current assets	Other accrued liabilities	Other accrued liabilities
	September 30, 2016		December 31, 2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward contracts	$1,980	$102	$1,157
Total derivatives	$1,980	$102	$1,157
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward contracts	$89,515	$98,744
Derivatives not designated as hedging instruments
Currency forward contracts	$35,197	$—

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Effect of Designated Derivative Contracts on Accumulated Other Comprehensive Income
The following table represents the balance of derivative contracts designated as cash flow hedges as of September 30, 2016 and December 31, 2015 and their impact on OCI for the nine months ended September 30, 2016:

(in thousands)
December 31, 2015	$(1,091)
Amount of gain recognized in OCI (effective portion)	3,555
Amount of gain reclassified from OCI to income (effective portion)	(489)
September 30, 2016	$1,975
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2016 and 2015 was:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended September 30,		Three Months Ended September 30,
Location of gains (losses)	2016	2015	2016	2015
	(in thousands)
Operating expenses	$328	$573	$—	$—
Other income (loss)	$—	$—	$(715)	$—
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2016 and 2015 was:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
Location of gains (losses)	2016	2015	2016	2015
	(in thousands)
Operating expenses	$489	$(3,583)	$—	$—
Other income (loss)	$—	$—	$(1,258)	$—
The net gains or losses relating to the ineffective portion of derivative contracts designed as hedging instruments were not material in the three and nine months ended September 30, 2016 and 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At September 30, 2016, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2016 due in remaining three months	$7,232
2017	20,184
2018	15,525
2019	10,303
2020	7,299
Thereafter	12,727
Total minimum lease payments	$73,270

Purchase commitments

At September 30, 2016, the Company had the following non-cancelable purchase commitments:

(in thousands)
2016 due in remaining three months	$84,711
2017	31,898
2018	2,905
2019 and thereafter	—
$119,514
Term Debt
For information about the Company's Term Debt, see note 13 to the notes to the condensed consolidated financial statements.
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At September 30, 2016, the estimated total future lease obligation is approximately $29.4 million. Over a twelve month period an estimated rental expense is approximately $2.9 million, and if recognized, would increase the Company's operating expenses in its consolidated statement of operations.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Royalty-bearing grants
We are obliged to pay royalties to the Office of the Israeli National Authority for Technological Innovation or the Office of the Chief Scientist of the Ministry of Economy and Industry of Israel (formerly, the Ministry of Industry, Trade and Labor) (the "OCS") for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984, (the "R&D Law").  Royalties on the revenues derived from sales of the Company's products incorporating OCS funded know-how are payable to the Israeli government at the rate up to 4.5% of the amount of the received grants. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At September 30, 2016, the Company estimated a total future royalty obligation of approximately $25.0 million, and if recognized, would increase the Company's cost of revenues in its consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with respective taxing authorities. As of September 30, 2016, the Company's unrecognized tax benefits totaled $37.9 million, which would reduce the Company's income tax expense and effective tax rate, if recognized.
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
Under the settlement, the Company and Avago agreed not to sue each other for a period of 5 years. The contractual patent rights conveyed by the settlement were deemed not contributory to the Company's operations or products sold. As a result, the Company recorded settlement expense in its operating expenses in the amount of $5.1 million during the nine months ended September 30, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Mellanox Technologies, Ltd. v. Methode Electronics, Inc.
On August 16, 2015, Mellanox filed this action in the federal court for the Northern District of California (Civil Action No. 15-cv-03730-PJH) naming Methode Electronics, Inc. as defendant on claims for infringement of Mellanox’s U.S. Patent No. 8,419,444 and U.S. Patent No. 7,934,959. In December 2015 and March 2016, Mellanox filed amended complaints that asserted infringement of the 959 patent but not the 444 patent and sought an award of damages from Methode and imposition of injunctive relief. Methode asserted defenses and counterclaims for declaratory judgment concerning the issues of infringement and validity of the 959 patent, and later moved to add other defenses and counterclaims relating to the 959 patent. The court denied in part and granted in part Methode’s motion. The parties engaged in fact discovery and initial claim construction disclosures and briefing. On October 5, 2016, the parties conducted a mediation before a private mediator. The following day, the parties jointly reported to the court that they had reached an agreement in principle that resolves all claims and counterclaims in the case and requested a stay of proceedings to allow time to work out formal settlement documents. On October 7, 2016, the court entered a 45 day stay of proceedings.
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
Share option activity
Share option activity under the Company's equity incentive plans in the nine months ended September 30, 2016 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,028,595	$30.81
Options exercised	(297,131)	$14.08
Options canceled	(38,232)	$83.63
Outstanding at September 30, 2016	1,693,232	$32.55
The total pretax intrinsic value of options exercised in the nine months ended September 30, 2016 and 2015 was $9.8 million and $8.9 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $43.25 on September 30, 2016, the total pretax intrinsic value of options outstanding at September 30, 2016 was $33.2 million. The total pretax intrinsic value of options outstanding at December 31, 2015 was $40.2 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The total pretax intrinsic value of exercisable options at September 30, 2016, was $33.1 million. The total pretax intrinsic value of exercisable options at December 31, 2015 was $39.9 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the nine months ended September 30, 2016 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2015	2,205,083	$44.39
Assumed restricted share units from acquisition	499,894	$46.40
Restricted share units granted	1,973,172	$48.58
Restricted share units vested	(820,968)	$45.28
Restricted share units canceled	(239,977)	$45.91
Non-vested restricted share units at September 30, 2016	3,617,204	$46.65
The weighted average fair value of RSUs granted in the nine months ended September 30, 2016 and 2015 was $48.58 and $45.90, respectively.
The total intrinsic value of all outstanding RSUs as of September 30, 2016 and December 31, 2015 was $156.4 million and $92.9 million, respectively.
Employee Stock Purchase Plan activity
There were 273,025 and 200,173 shares purchased under the ESPP for the three months ended September 30, 2016 and 2015 at an average price per share of $37.26 and $34.37, respectively. There were 491,968 and 364,746 shares purchased under the ESPP for the nine months ended September 30, 2016 and 2015 at an average price per share of $35.50 and $35.15, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2016:

Number of Shares
Share options outstanding	1,693,232
Restricted share units outstanding	3,617,204
Shares authorized for future issuance	521,069
ESPP shares available for future issuance	3,994,345
Total shares reserved for future issuance as of September 30, 2016	9,825,850

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	—%	—%
Expected volatility	36.4%	39.2%
Risk free interest rate	0.46%	0.10%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cost of goods sold	$627	$592	$1,773	$1,749
Research and development	10,396	7,183	30,318	21,504
Sales and marketing	3,837	2,621	11,374	7,765
General and administrative	2,716	2,434	10,471	6,816
Total share-based compensation expense	$17,576	$12,830	$53,936	$37,834
At September 30, 2016 there was $136.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.8 years.
NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

	Unrealized Gains / Losses on Available-for- Sale Securities	Gains / Losses on Derivatives	Total
	(in thousands)
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/loss before reclassifications	85	3,555	3,640
Amounts reclassified from accumulated other comprehensive income/loss	484	(489)	(5)
Net current-period other comprehensive income/loss, net of taxes	569	3,066	3,635
Balance at September 30, 2016	$(9)	$1,975	$1,966

Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/loss before reclassifications	225	(1,578)	(1,353)
Amounts reclassified from accumulated other comprehensive income/loss	17	3,583	3,600
Net current-period other comprehensive income/loss, net of taxes	242	2,005	2,247
Balance at September 30, 2015	$(132)	$(1,641)	$(1,773)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 and 2015:

Details about Accumulated Other Comprehensive Income / Loss Components	Amount Reclassified from Other Comprehensive Income / Loss		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Gains/losses on Derivatives	$489	$(3,583)	Cost of revenues and Operating expenses
	14	(244)	Cost of revenues
	429	(2,707)	Research and development
	28	(292)	Sales and marketing
	18	(340)	General and administrative
Gains/losses on Available-for-Sale Securities	(484)	(17)	Other income, net
Total reclassifications for the period	$5	$(3,600)	Total
NOTE 11—INCOME TAXES:
As of September 30, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $37.9 million and $25.4 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $1.8 million at September 30, 2016 and $1.2 million at December 31, 2015.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, the Company measured deferred tax assets and liabilities using the 25.0% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25.0% resulted in a reduction of $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense for the nine months ended September 30, 2016.
As of September 30, 2016, the 2013 through 2015 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of September 30, 2016, the 2011 through 2015 tax years are open and may be subject to potential examinations in Israel. As of September 30, 2016, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2011 to 2014. As of September 30, 2016, the 2011 through 2015 tax years are open and may be subject to potential examinations in Denmark.
The Beneficiary Enterprise and Approved Enterprise tax holiday associated with the Company's Yokneam and Tel Aviv operations began in 2011. The tax holiday for the Company's Yokneam operations will expire in 2021 and the tax holiday for the Company's Tel Aviv operation will expire between the years 2017 and 2021. The tax holiday has resulted in a cash tax savings of $32.0 million and $20.4 million for the nine months ended September 30, 2016 and 2015, respectively, increasing diluted earnings per share by approximately $0.65 and $0.43 in the nine months ended September 30, 2016 and 2015, respectively.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 6.8% and 5.3% for the three months ended September 30, 2016 and 2015, respectively. The Company’s effective tax rates were 25.6% and 8.1% for the nine months ended September 30, 2016 and 2015, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the nine months ended September 30, 2016 resulted primarily from the tax holiday in Israel, reversal of unrecognized tax positions due to statutes of limitations and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation, losses generated from subsidiaries without tax benefit and the reduction of deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company has maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at September 30, 2016, that these deferred tax assets are not more-likely-than-not to be realized.
NOTE 12—OTHER INCOME (LOSS):
Other income (loss) is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income and gains on sale of investments, net	$610	$725	$1,354	$2,205
Impairment loss on equity investment in a private company	—	—	—	(3,189)
Foreign exchange gain (loss)	(4)	(284)	(372)	(132)
Other income (loss)	$606	$441	$982	$(1,116)
NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt.
The following table presents the Term Debt at September 30, 2016:

(in thousands)
Term Debt, principal amount	$253,000
Less unamortized debt issuance costs	4,085
Term Debt, principal net of unamortized debt issuance costs	$248,915
Effective interest rate	3.3%
Principal on the Term Debt is paid in quarterly installments. Principal payments are made at a rate of (i) 2.50% of the original principal amount beginning on June 30, 2016 and ending on March 31, 2017, (ii) 3.75% of the original principal amount beginning on June 30, 2017 and ending on March 31, 2018 and (iii) 6.25% of the original principal amount beginning on June 30, 2018 and ending on December 31, 2018, with the balance due on February 21, 2019. During the three months ended September 30, 2016 the Company made principal payments of $20.0 million which included a prepayment amount of $13.0 million which were applied to future payment requirements. The Company is also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

At September 30, 2016, future scheduled principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2016 due in remaining three months	$—
2017	32,500
2018	63,000
2019	157,500
$253,000
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
The Company’s obligations under the Term Debt are guaranteed by all of its domestic and foreign subsidiaries, subject to certain agreed upon exceptions. The obligations under the Term Debt are also, subject to certain agreed upon exceptions, secured by a lien on substantially all of the Company's and certain of its subsidiaries tangible and intangible property, including 100% of the Company's and certain of its subsidiaries’ equity interests in shares of its domestic and certain foreign subsidiaries.
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At September 30, 2016, the Company was in compliance with the covenants for the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2016 and results of operations for the three and nine months ended September 30, 2016 and 2015 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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

EZchip Acquisition
On February 23, 2016, we completed our acquisition of EZchip, a public company formed under the laws of the State of Israel, at which time EZchip became our wholly owned subsidiary. Under the terms of the Merger Agreement the net cash purchase price of $698.5 million consisted of a $786.0 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share, net of $87.5 million cash received. We also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Mellanox RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. At September 30, 2016, the principal and carrying value of the Term Debt was $253.0 million and $248.9 million, respectively.
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
Acquisition-related expenses for the EZchip acquisition for the three and nine months ended September 30, 2016 were $0.4 million and $7.5 million, respectively, and consisted primarily of investment banking, consulting, employee-related and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $17.1 million and $2.6 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of intangible assets was $44.8 million and $7.5 million for the nine months ended September 30, 2016 and 2015, respectively. The increased amortization is primarily associated with the EZchip acquisition. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the unaudited condensed consolidated financial statements.
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
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended September 30, 2016 were $224.2 million compared to $171.4 million for the three months ended September 30, 2015, representing an increase of $52.8 million, or approximately 31%. Revenues for the nine months ended September 30, 2016 were $635.8 million compared to $481.2 million for the nine months ended September 30, 2015. Our revenues for the three months and nine months ended September 30, 2016 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 55% and 58% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. Sales to customers representing 10% or more of revenues accounted for 16% and 14% of our total revenues for the nine months ended September 30, 2016 and 2015, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our products, royalties due to third parties, warranty costs, excess and obsolete inventory costs, depreciation and amortization, and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundry suppliers, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with foundry suppliers and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel will be exempt from income tax for a period of ten years commencing fiscal year 2011. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) for five to eight years beginning fiscal year 2013. The tax holiday for our Yokneam operations will expire in 2021 and the tax holiday for our Tel-Aviv operations will expire between the years 2017 and 2021. The corporate tax rate was reduced from 26.5% in 2015 to 25% in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. In 2016, we measured deferred tax assets and liabilities using the 25% tax rate. The immediate change in the corporate income tax rates from 26.5% to 25% resulted in a reduction of $1.3 million to our deferred tax assets and a corresponding increase in income tax expense in our first quarter ended March 31, 2016 and nine months ended September 30, 2016.
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
We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts, sales returns and allowances, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, goodwill and purchased intangible asset valuation, hedge effectiveness, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see note 1, "The Company and Summary of Significant Accounting Policies," in the accompanying notes to our unaudited condensed consolidated financial statements.
See our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 26, 2016, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2015.
Results of Operations
 The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Total revenues	100%	100%	100%	100%
Cost of revenues	35	29	36	29
Gross profit	65	71	64	71
Operating expenses:
Research and development	37	38	37	39
Sales and marketing	15	14	15	15
General and administrative	7	7	9	6
Total operating expenses	59	59	61	60
Income from operations	6	12	3	11
Other income (loss), net	(1)	—	(1)	—
Income before taxes	5	12	2	11
Provision for taxes on income	—	—	(1)	(1)
Net income	5%	12%	1%	10%

Comparison of the Three Months Ended September 30, 2016 to the Three Months Ended September 30, 2015
The following tables represent our total revenues for the three months ended September 30, 2016 and 2015 by product type and interconnect protocol:

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$51,462	23.0%	$20,518	12.0%
Boards	84,022	37.5%	65,752	38.4%
Switch systems	51,622	23.0%	51,825	30.2%
Cables, accessories and other	37,105	16.5%	33,282	19.4%
Total Revenue	$224,211	100.0%	$171,377	100.0%

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$30,715	13.7%	$14,431	8.4%
FDR	77,678	34.6%	95,483	55.7%
QDR/DDR/SDR	12,428	5.6%	12,447	7.3%
Total	120,821	53.9%	122,361	71.4%
Ethernet	89,558	39.9%	35,459	20.7%
Other	13,832	6.2%	13,557	7.9%
Total revenue	$224,211	100.0%	$171,377	100.0%
Revenues. Revenues were $224.2 million for the three months ended September 30, 2016 compared to $171.4 million for the three months ended September 30, 2015, representing an increase of $52.8 million, or approximately 31%. The year-over-year revenue increase in 2016 from 2015 was primarily attributable to increased demand for our Ethernet adapters and incremental revenues from the EZchip acquisition derived primarily from sales of ICs. Our InfiniBand customers continued transitioning from FDR products to the EDR product generation. The 2016 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $146.0 million for the three months ended September 30, 2016 compared to $122.2 million for the three months ended September 30, 2015, representing an increase of $23.8 million, or approximately 19%. Gross margin declined to 65.1% in the three months ended September 30, 2016 from approximately 71.3% in the three months ended September 30, 2015. The decrease in gross margin was primarily due to an increase in intangible asset amortization costs of $11.4 million and an increase in inventory step-up amortization costs of $0.7 million, both related to the EZchip acquisition. Gross margin for 2016 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$44,110	19.7%	$32,366	18.9%
Share-based compensation	10,396	4.6%	7,183	4.2%
Development and tape-out costs	9,468	4.2%	10,018	5.8%
Other	19,637	8.8%	16,294	9.5%
Total Research and development	$83,611	37.3%	$65,861	38.4%
Research and development expenses were $83.6 million for the three months ended September 30, 2016 compared to $65.9 million for the three months ended September 30, 2015, representing an increase of $17.7 million, or approximately 27%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the

EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expenses reflects higher depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$19,774	8.8%	$14,713	8.6%
Share-based compensation	3,837	1.7%	2,621	1.5%
Trade shows and promotions	5,033	2.2%	3,989	2.3%
Other	5,764	2.6%	3,493	2.1%
Total Sales and marketing	$34,408	15.3%	$24,816	14.5%
Sales and marketing expenses were $34.4 million for the three months ended September 30, 2016 compared to $24.8 million for the three months ended September 30, 2015, representing an increase of $9.6 million, or approximately 39%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in trade show and promotions was due primarily to higher trade show exhibit costs. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$5,193	2.3%	$4,062	2.4%
Share-based compensation	2,716	1.2%	2,434	1.4%
Professional services	3,498	1.6%	2,928	1.7%
Other	2,094	0.9%	1,520	0.9%
Total General and administrative	$13,501	6.0%	$10,944	6.4%
General and administrative expenses were $13.5 million for the three months ended September 30, 2016 compared to $10.9 million for the three months ended September 30, 2015, representing an increase of $2.6 million, or approximately 23%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition, merit increases, and higher accrued bonuses under our annual discretionary bonus awards program. The increase in professional services expenses was primarily related to human resources services, consulting and outsourcing fees. The increase in other expenses was primarily related to higher facilities costs.
For further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Cost of goods sold	$627	$592
Research and development	10,396	7,183
Sales and marketing	3,837	2,621
General and administrative	2,716	2,434
	$17,576	$12,830
Share-based compensation expenses were $17.6 million for the three months ended September 30, 2016, compared to $12.8 million for the three months ended September 30, 2015, representing an increase of 37%. The increase was primarily attributable to RSUs granted to existing employees during 2016 as part of our annual review process, RSUs assumed and granted to employees in conjunction with the acquisition of EZchip, and RSUs granted to new hires.
At September 30, 2016 there was $136.5 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.
Other income (loss), net. Other income (loss), net in the three months ended September 30, 2016 was a loss of $1.6 million as compared to income of $0.4 million for the three months ended September 30, 2015. The change was primarily attributable to $2.2 million of interest expense associated with the Term Debt and a reduction of $0.3 million in net foreign exchange losses.
Provision for Taxes on Income. Our provision for taxes on income was $0.9 million for the three months ended September 30, 2016 as compared to $1.1 million for the three months ended September 30, 2015.
Our effective tax rate was 6.8% and 5.3% for three months ended September 30, 2016 and 2015, respectively. For the three months ended September 30, 2016, the difference between the 6.8% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel, reversal of unrecognized tax positions due to statutes of limitations and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
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

Comparison of the Nine Months Ended September 30, 2016 to the Nine Months Ended September 30, 2015
The following tables represent our total revenues for the nine months ended September 30, 2016 and 2015 by product type and interconnect protocol:

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$126,532	19.9%	$78,806	16.4%
Boards	259,435	40.8%	188,319	39.1%
Switch systems	145,318	22.9%	128,319	26.7%
Cables, accessories and other	104,537	16.4%	85,756	17.8%
Total Revenue	$635,822	100.0%	$481,200	100.0%

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$76,497	12.0%	$21,219	4.4%
FDR	232,530	36.6%	268,088	55.7%
QDR/DDR/SDR	35,971	5.7%	48,247	10.0%
Total	344,998	54.3%	337,554	70.1%
Ethernet	246,210	38.7%	109,124	22.7%
Other	44,614	7.0%	34,522	7.2%
Total revenue	$635,822	100.0%	$481,200	100.0%
Revenues. Revenues were $635.8 million for the nine months ended September 30, 2016 compared to $481.2 million for the nine months ended September 30, 2015, representing an increase of $154.6 million, or approximately 32%. The year-over-year revenue increase in 2016 from 2015 was primarily attributable to increased demand for our Ethernet adapters and incremental revenues from the EZchip acquisition derived from sales of ICs. Revenues from our InfiniBand products also increased primarily due to increased sales into HPC and cloud markets. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR and lower data rate products to the EDR product generation. The increase in other product revenues was primarily due to higher revenue from support. The 2016 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $407.3 million for the nine months ended September 30, 2016 compared to $343.8 million for the nine months ended September 30, 2015, representing an increase of $63.5 million, or approximately 18%. Gross margin decreased to 64.1% in the nine months ended September 30, 2016 from approximately 71.4% in the nine months ended September 30, 2015. The decrease in gross margin was primarily due to an increase in intangible asset amortization costs of $31.9 million and inventory step-up amortization costs of $8.3 million, both related to the EZchip acquisition. Gross margin for 2016 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$126,380	19.9%	$96,216	20.0%
Share-based compensation	30,318	4.8%	21,504	4.5%
Development and tape-out costs	27,618	4.3%	26,805	5.6%
Other	52,653	8.3%	42,030	8.7%
Total Research and development	$236,969	37.3%	$186,555	38.8%
Research and development expenses were $237.0 million for the nine months ended September 30, 2016 compared to $186.6 million for the nine months ended September 30, 2015, representing an increase of $50.4 million, or approximately 27%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases, and higher accrued bonuses under our annual discretionary bonus award program. The increase in development and tape-out costs was attributable to higher material costs as a result of our development activities. The increase in other expenses reflects higher professional service expenses, depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
For a further discussion of share-based compensation included in research and development expense, see “Share-based Compensation Expense” below.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$56,002	8.8%	$42,549	8.8%
Share-based compensation	11,374	1.8%	7,765	1.6%
Trade shows and promotions	14,969	2.4%	10,864	2.3%
Other	15,867	2.4%	9,562	2.0%
Total Sales and marketing	$98,212	15.4%	$70,740	14.7%
Sales and marketing expenses were $98.2 million for the nine months ended September 30, 2016 compared to $70.7 million for the nine months ended September 30, 2015, representing an increase of $27.5 million, or approximately 39%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in trade shows and promotions was due primarily to higher trade show exhibit costs and related travel costs. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
For a further discussion of share-based compensation included in sales and marketing expense, see “Share-based Compensation Expense” below.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
Salaries and benefits	$15,702	2.5%	$11,996	2.5%
Share-based compensation	10,471	1.6%	6,816	1.4%
Professional services	22,771	3.6%	8,229	1.7%
Other	5,989	0.9%	4,274	0.9%
Total General and administrative	$54,933	8.6%	$31,315	6.5%
General and administrative expenses were $54.9 million for the nine months ended September 30, 2016 compared to $31.3 million for the nine months ended September 30, 2015, representing an increase of $23.6 million, or approximately 75%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was related to investment banking costs, consulting expenses and other professional fees related to the EZchip acquisition, litigation settlement costs and legal fees. The increase in other expenses was primarily related to higher depreciation and facilities costs.
For further discussion of share-based compensation included in general and administrative expense, see “Share-based Compensation Expense” below.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of income:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cost of goods sold	$1,773	$1,749
Research and development	30,318	21,504
Sales and marketing	11,374	7,765
General and administrative	10,471	6,816
	$53,936	$37,834
Share-based compensation expenses were $53.9 million for the nine months ended September 30, 2016, compared to $37.8 million for the nine months ended September 30, 2015, representing an increase of 43%. The increase was primarily attributable to RSUs granted to existing employees during 2016 as part of our annual review process, RSUs assumed and granted to employees in conjunction with the acquisition of EZchip, RSUs granted to new hires, and expenses related to the acceleration of EZchip RSUs for employees terminated on the closing date.
Other income (loss), net. Other income (loss), net in the nine months ended September 30, 2016 was a loss of $4.4 million as compared to a loss of $1.1 million for the nine months ended September 30, 2015. The change was primarily attributable to $5.4 million in interest expense associated with the Term Debt and a $0.9 million decrease in interest income and net losses on sale of investments, partially offset by a $3.2 million impairment loss on an equity investment in a privately held company in the nine months ended September 30, 2015.
Provision for Taxes on Income. Our provision for taxes on income was $3.3 million for the nine months ended September 30, 2016 as compared to $4.4 million for the nine months ended September 30, 2015.
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
Our effective tax rate was 25.6% and 8.1% for the nine months ended September 30, 2016 and 2015, respectively. For the nine months ended September 30, 2016, the difference between the 25.6% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel, reversal of unrecognized tax positions due to statutes of limitations and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation, losses generated from subsidiaries without tax benefit and the reduction of deferred tax assets resulting from the reduction in the Israeli corporate income tax as discussed above.
Liquidity and Capital Resources
As of September 30, 2016, our principal sources of liquidity consisted of cash and cash equivalents of $55.5 million and short-term investments of $236.9 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition and related transaction expenses with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. At September 30, 2016, the total amount of future payments related to the Term Debt was estimated at $265.6 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of September 30, 2016 our subsidiaries outside of Israel held approximately $16.5 million in cash, cash equivalents and short-term investments.

Our cash, cash equivalents, short-term investments and working capital balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Cash and cash equivalents	$55,455	$263,199
Short-term investments	236,934	247,314
Total	$292,389	$510,513
Working capital	$323,120	$540,108
Our ratio of current assets to current liabilities was 2.8:1 at September 30, 2016 and 4.9:1 at December 31, 2015.
Operating Activities
Net cash provided by our operating activities amounted to $142.1 million in the nine months ended September 30, 2016. Net cash provided by our operating activities was attributable to net income of $9.5 million adjusted by net non-cash items of $127.3 million and changes in assets and liabilities of $5.3 million (excluding the changes to assets and liabilities as a result of the EZchip acquisition). Non-cash expenses consisted primarily of $73.3 million of depreciation and amortization, $53.9 million of share-based compensation, and $1.3 million of deferred income taxes. The $5.3 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to an increase of $15.1 million in accrued liabilities and other liabilities primarily related to deferred revenue, a decrease in inventory of $12.6 million, a decrease in prepaid expenses and other assets of $5.3 million and an increase in accounts payable of $4.9 million due to timing of payments. These were partially offset by an increase in accounts receivable of $32.7 million, primarily due to higher revenues and the timing of revenues within the quarter.
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
Investing Activities
Net cash used in investing activities was $618.5 million in the nine months ended September 30, 2016. Cash used in investing activities was primarily attributable to $698.5 million of net cash used to acquire EZchip and $32.7 million for purchases of property and equipment. These uses were partially offset by net proceeds from sales, maturities and purchases of short-term investments of $121.0 million.
Net cash used by investing activities was $42.8 million in the nine months ended September 30, 2015. Cash used by investing activities was primarily attributable to net purchases of short-term investments of $8.6 million, the release of restricted cash of $3.6 million, purchases of property and equipment of $37.0 million, and $0.6 million purchases of severance-related insurance policies.
Financing Activities
Net cash provided by financing activities was $268.6 million in the nine months ended September 30, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from the Term Debt and $21.6 million in proceeds from issuance of ordinary shares through our employee equity incentive plans. These were offset by $27.0 million of principal payments on the Term Debt, $5.5 million of debt issuance costs and $0.5 million of principal payments on capital lease obligations.
Our financing activities generated $16.1 million in the nine months ended September 30, 2015. Cash provided by financing activities was primarily due to proceeds of $17.0 million from issuance of ordinary shares through our employee equity incentive plans, partially offset by principal payments on capital lease obligations of $0.8 million.

Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2016 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2016 (due in remaining 3 months)	$93,283	$7,232	$84,711	$1,340
2017	90,478	20,184	31,898	38,396
2018	86,250	15,525	2,905	67,820
2019	168,351	10,303	—	158,048
2020	7,299	7,299	—	—
Thereafter	12,727	12,727	—	—
Total	$458,388	$73,270	$119,514	$265,604
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
Off-Balance Sheet Arrangements
As of September 30, 2016, we did not have any off-balance sheet arrangements.

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
Term Debt. At September 30, 2016, we had $253.0 million in principal of variable-interest rate Term Debt outstanding. The impact to our interest expense and pre-tax earnings over the next twelve months, based on hypothetical increases or decreases in LIBOR is as follows:

	Hypothetical Change in Interest Rate
	Increase (Decrease) of X Basis Points (bps)
	150 bps	100 bps	50 bps	(25 bps)
	(in thousands)
Interest expense on Term Debt	$3,800	$2,533	$1,267	$(633)
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
Foreign currency exchange risk
We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our headcount related expenses, consisting principally of salaries and related personnel and facilities expenses, are denominated in new Israeli shekels ("NIS"). This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.
To protect against reductions in value and the volatility of future cash flows caused by changes in foreign currency exchange rates, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements. If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.2 million at September 30, 2016. There would also be an impact on the unhedged portion of the future operating expenses denominated in currencies other than the U.S. dollar. As of September 30, 2016, we had derivative contracts in place of approximately 341.7 million NIS, or approximately $89.5 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of future NIS denominated operating expenses expected to occur over the next twelve months. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, under current market conditions, failure of one or more of these financial institutions is possible and could result in incurred losses.

Inflation related risk
We believe that the rate of inflation in both Israel and the United States has not had a material impact on our business to date. Our cost in Israel in U.S. dollar terms will increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.
ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A—RISK FACTORS
The following risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, as well as the other information set forth in this report and our other filings with the SEC, could harm our business, financial condition or operating results, as well as decrease the price of our ordinary shares. We caution the reader that these risk factors, in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Our management cannot predict such new risks and uncertainties, nor can they assess the extent to which any of the risk factors or any such new risks and uncertainties, or any combination thereof, may impact our business.
Risks Related to Our Business
We depend on a small number of customers for a significant portion of our sales, and the loss of any one of these customers will adversely affect our revenues.
A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2016, sales to Hewlett-Packard accounted for 17% of our total revenues, while sales to our top ten customers accounted for 55% of our revenues. For the three months ended September 30, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top 10 customers accounted for 58% of our revenues. For the year ended December 31, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top ten customers accounted for 57% of our revenues. Because the majority of servers, storage, communications, infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We are susceptible to additional risks from our international operations.
We derived 49% and 45% of our revenues in the three months ended September 30, 2016 and 2015, respectively, from sales outside North America. As a result, we face additional risks from doing business internationally, including:

•	reduced protection of intellectual property rights in some countries;

•	difficulties in staffing and managing foreign operations;

•	longer sales and payment cycles;

•	greater difficulties in collecting accounts receivable;

•	adverse economic conditions;

•	seasonal reductions in business activity;

•	potentially adverse tax consequences;

•	laws and business practices favoring local competition;

•	costs and difficulties of customizing products for foreign countries;

•	compliance with a wide variety of complex foreign laws and treaties;

•	compliance with the United States Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;

•	compliance with export control and regulations;

•	licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets;

•	restrictive governmental actions, such as restrictions on the transfer or repatriation of funds and foreign investments;

•	foreign currency exchange risks;

•	fluctuations in freight rates and transportation disruptions;

•	political and economic instability;

•	variance and unexpected changes in local laws and regulations;

•	natural disasters and public health emergencies; and

•	trade and travel restrictions.
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
We have significant intangible assets and goodwill. Consequently, the future impairment of our intangible assets and goodwill, if any, may significantly impact our profitability.
Our intangible assets and goodwill are significant. As of September 30, 2016, we had recorded $765 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Risks Related to Our Ordinary Shares
The price of our ordinary shares may continue to be volatile, and the value of an investment in our ordinary shares may decline.
During the three months ended September 30, 2016, our shares traded as low as $39.53 per share and as high as $52.15 per share. During the twelve month period ended September 30, 2016 our shares traded as low as $37.05 and as high as $55.80 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

3.1	(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. a Company Limited by Shares
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 4, 2016	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Exhibit Index

3.1	(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. a Company Limited by Shares
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.