Form 10-K
period 2016-12-31
Mellanox Technologies, Ltd.
filed 2017-02-17
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2016
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $1.9 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 10, 2017, was 49,258,183.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2016.

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

ITEM 1—BUSINESS
We are an integrated supplier of end-to-end high-performance interconnect products and solutions based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, multi-core and network processors, cables, modules, software, services and accessories. Together these products form a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), cloud, Web 2.0, storage, financial services, and enterprise data center ("EDC"). These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the largest server vendors. We supply our products to leading storage and communications infrastructure equipment vendors. Additionally, our products are used as embedded solutions.
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters, switches, and cables to the market, and the only end-to-end supplier of these products today. This provides us the opportunity to gain share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 100 Gb/s.
On February 23, 2016, we completed our acquisition of EZchip Semiconductor, Ltd. ("EZchip"), for approximately $782.2 million. The EZchip acquisition is a critical enabler of our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The addition of multi-core and network processors allows us to offer our customers diverse and robust solutions to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. The transaction closed on February 23, 2016 and was financed with cash on hand, and with $280.0 million in term debt ("Term Debt").
We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, ("VPI"), into our ConnectX family of adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to Ethernet or InfiniBand. In 2015, we introduced the Spectrum family of 25, 50, and 100Gb/s Ethernet switches and the Switch-IB 2 smart InfiniBand switch.
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
Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets as of December 31, 2016 and 2015 were approximately $1,473.5 million and $1,053.4 million, respectively. During the years ended December 31, 2016, 2015 and 2014, we generated approximately $857.5 million, $658.1 million and $463.6 million in revenues, respectively, and approximately $18.5 million, $92.9 million and $(24.0) million in net income (loss), respectively.

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
Industry Background
High-Performance Interconnect Market Overview and Trends
Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between compute and storage resources through fast transfer of data, latency reduction, improved application processing by central processing unit, or CPU, utilization and efficient sharing of resources. The result is higher efficiency and better resource utilization, thereby delivering higher application performance with lower capital expenditures and operating expenses. Leading companies in HPC, machine learning, storage, Web 2.0, cloud, big data, EDCs and financial services, utilize these technologies to develop distributed applications and services which are able to scale to serve millions of end customers.
Demand for computing power and data storage capacity continue to rise, fueled by the increasing reliance by enterprises on information technology ("IT") for everyday operations. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

•	Transition to clustered computing and storage using connections among multiple standard components;

•	Transition to multiple and multi-core processors in servers;

•	Use of solid state Flash memory drives for data storage;

•	Increasing deployments of software defined scale out storage;

•	Enterprise data center infrastructure consolidation;

•	Increasing deployments of mission critical, latency, or response time sensitive applications;

•	Increasing deployments of converged and hyperconverged infrastructure;

•	Increasing deployment of virtualized computing and virtualized networking resources to improve server utilization;

•	Requirements by cloud providers to perform system provisioning, workload migrations and support multiple users' requests faster and more efficiently;

•	Requirements by Web 2.0 data centers to increase their hardware utilization and to instantly scale up to large capacities;

•	Big Data Analytics requirements for faster data access and processing to analyze increasingly large datasets and to provide real-time analysis; and

•	Increasing deployment of artificial intelligence and machine learning applications that utilize massive amounts of data and compute resources and often require generating real-time results.
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

•
Increasing complexity. The increasing usage of clustered servers and storage systems as a critical IT tool has led to an increase in complexity of interconnect configurations. The number of configurations and connections has also proliferated in EDC, making systems increasingly complicated to manage and expensive to operate. Additionally, managing multiple software applications utilizing disparate interconnect infrastructures has become increasingly complex.

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

•
Ethernet is an industry-standard interconnect solution that was initially designed to enable basic connectivity between a local area network of computers or over a wide area network, where latency, connection reliability and performance limitations due to communication processing are non-critical. While Ethernet has a broad installed base at 1/10Gb/s and lower data rates, its overall efficiency, scalability and reliability have been less optimal than other interconnect solutions in high-performance computing, storage and communication applications. An increase to 25/40/50/100Gb/s bandwidth, a significant reduction in application latency and more efficient software solutions have improved Ethernet's capabilities to address specific high-performance applications that do not demand the highest performance or scalability.

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
The following table provides a bandwidth comparison of the various high-performance interconnect solutions:

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available solutions	2Gb/s - 100Gb/s	2Gb/s - 16Gb/s	1Gb/s - 100Gb/s	10Gb/s - 100Gb/s
Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half that of tested Ethernet solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the cloud, Web 2.0, storage, machine learning and embedded markets, and, therefore, there is a trend towards using industry-standard InfiniBand and Ethernet solutions of 10Gb/s and faster, which are able to deliver lower latency than 1Gb/s Ethernet.

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
Our Ethernet Solutions
Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a complete industry leading, end-to-end 10/25/40/50/100 Gb/s Ethernet product portfolio for use in EDC, HPC, embedded environments, hyperscale, Web 2.0, and cloud data centers. Our portfolio of advanced Ethernet switch products supports the latest generation of Ethernet speeds and deliver wire speed forwarding for telco and data center environments. In addition, we provide a full range of Ethernet adapters at these speeds which incorporate the latest in Ethernet technology, including support for virtualization and RDMA over Converged Ethernet (RoCE). These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.
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
Our Strengths
We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•
We have expertise in developing high-performance interconnect solutions. We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of InfiniBand and Ethernet products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property, or IP, and have 407 issued patents. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

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

•
We believe we are the leading merchant supplier of high performance Ethernet Adapters. We have gained significant expertise in Ethernet adapters and are the leading supplier of adapters with speeds of 25Gb/s and above with over 85% market share of 40Gb/s adapters. Nine out of the top ten hyperscale cloud and Web 2.0 data centers are using our products. Our engagement with these customers through several generations of designs has allowed us to understand the challenges faced by large scale deployments, and to develop features that solve these problems. We are the first to market with a complete end-to-end product portfolio of adapters, switches, and cables for the latest 25, 50, and 100 Gb/s speeds of Ethernet. Our leading time to market, customer engagements, advanced feature set, and rapid development cadence provides a significant competitive advantage over other vendors. We believe that this places us in an advantageous position to benefit from continuing market adoption of our Ethernet products.

•
We have a comprehensive set of technical capabilities to deliver innovative and reliable products. In addition to designing our ICs, we design standard and customized adapter card products, switch products, and optical cables and transceivers - providing us a deep understanding of the associated circuitry and component characteristics. We believe this knowledge enables us to develop solutions that are innovative and can be efficiently implemented in target applications. We have devoted significant resources to develop our in-house test development capabilities, which enables us to rapidly finalize our mass production test programs, thus reducing time to market. We have synchronized our test platform with our outsourced testing provider and are able to conduct quality control tests with minimal disruption. We believe that because our capabilities extend from product definition, through IC design, and ultimately management of our high-volume manufacturing partners, we have better control over our production cycle and are able to improve the quality, availability and reliability of our products.

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

Our Products
We provide complete solutions which are based on and meet the specifications of the InfiniBand and Ethernet standards. Our products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, and SwitchX®-2, Spectrum®, and Switch-IB™ Switch-IB-2™ product families) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), NP, NPS, and Indigo Network Processor Units, Tilera and Blufield family of multicore processors and System-On-a-Chip ("SOC"), software, and LinkX® cables and transceivers. Our ConnectX® family of adapters and cards support both the Ethernet and InfiniBand interconnect standards. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways that support bridging from InfiniBand to Ethernet. Our Spectrum® switches support Ethernet standard and our Switch-IB switches support InfiniBand standard. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.

We have registered "Mellanox" and its logo, "BridgeX", "Connect-IB", "ConnectX", "CoolBox", "CORE-Direct", "GPUDirect", "InfiniBridge", "InfiniHost", "InfiniScale", "Kotura" and its logo, "Mellanox Federal Systems", "Mellanox Hostdirect", "Mellanox Open Ethernet", "Mellanox Peerdirect", "Mellanox ScalableHPC", "Mellanox Technologies Connect. Accelerate. Outperform", "Mellanox Virtual Modular Switch", "MetroDX", "MetroX", "MLNX-OS", "Open Ethernet" logo, "PhyX", "SwitchX", "TestX", "The Generation of Open Ethernet" and its logo, "UFM", "Virtual Protocol Interconnect" and "Voltaire" and its logo as trademarks in the United States.
We have trademark applications pending to register in the United States "25G is the New 10G", "Accelio", "CloudX" logo, "CompustorX", "CYPU", "FPGADirect", "HPC-X", "LinkX", "Mellanox Care", "Mellanox CloudX" and it logo, "Mellanox Multi-host", "Mellanox NEO", "Mellanox Opencloud" and its logo, "Mellanox OpenHPC", "Mellanox Socket Direct", "Mellanox Spectrum", "Mellanox StorageX", "Mellanox TuneX, "NVMEDirect", "One Switch. A world of options" slogan, "PlatformX", "PSiPHY", "SiPhy", "Spectrum", "StoreX", "STPU", "Switch-EN", "Switch-IB", "TuneX", "UCX", "UCX Unified Communication X" and "Unbreakable-Link".
We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI Express interfaces. Adapter ICs or cards are incorporated into OEMs' server and storage systems to provide InfiniBand and/or Ethernet connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We support server operating systems including Linux, Windows, AIX, HPUX, Solaris and VxWorks.
We provide our switch ICs and systems to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an InfiniBand or Ethernet fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an InfiniBand or Ethernet switch. Our Spectrum Ethernet switch IC supports 10, 25, 40, 50, and 100Gb/s Ethernet throughput. Our 8th generation InfiniBand switch IC (Switch-IB 2) supports up to 100Gb/s InfiniBand throughput. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port. Our NPS is the latest generation network processor unit (NPU) and is capable of deep packet inspection and c-programmable packet processing at speeds up to 400Gb/s. Our family of multicore processors and the new Bluefield SOC device combine multiple processing cores together with advanced networking connectivity and accelerators for security, storage, and other intelligent networking applications.
Our products generally vary by the number and performance of InfiniBand or Ethernet ports, and the number of multicore supported.
We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.
We also provide our OEM customers software and tools that facilitate the use and management of our products. Our Linux and Windows-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager ("UFM"), Network Orchestration ("NEO"), and MLNX- OS, for managing, optimizing, testing and verifying the operation of InfiniBand and Ethernet switch fabrics. In addition, we provide a full suite of acceleration software (Messaging Accelerator, ("VMA"), Fabric Collective Accelerator ("FCA"), and Unstructured Data Accelerator ("UDA"), that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.
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
High-performance mixed-signal design
One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper cables or fiber optic interfaces for longer distance connections. Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 26Gb/s SerDes I/O that is used in our ConnectX-4 adapter and Switch-IB and Spectrum switch silicon. Our 26Gb/s SerDes enables our ConnectX adapters to support 100Gb/s bandwidth (four 26Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space.
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
Advanced interfaces
In addition to InfiniBand and Ethernet interfaces, we also support other industry-standard, high-performance advanced interfaces such as PCI Express, PCI Express 2.0 and PCI Express 3.0 which also utilize our mixed-signal SerDes I/O technology. PCI Express is a high-speed, chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system.
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
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs and ODMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM and ODM customers. In the years ended December 31, 2016, 2015 and 2014 sales to Hewlett-Packard accounted for 16%, 14% and 11%, respectively of our total revenues. In the year ended December 31, 2014, sales to Dell and IBM accounted for 11% and 10% of our total revenues, respectively.
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
To accelerate design and qualification of our products into our OEM customers' systems, and ultimately the deployment of our technology by our customers to end users, we have a field applications engineering ("FAE") team and an internal support engineering team that provide direct technical support. In certain situations, our OEM customers will utilize our expertise to support their end-user customers jointly. Our technical support personnel have expertise in hardware and software, and have access to our development team to ensure proper service and support for our OEM customers. Our FAE team provides OEM customers with design reviews of their systems in addition to technical training on the technology we have implemented in our products.
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

Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $322.6 million in 2016, $252.2 million in 2015 and $208.9 million in 2014.
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
Manufacturing and Testing. We use Taiwan Semiconductor Manufacturing Company, ("TSMC") for our CMOS process ICs and STMicroelectronics for our BiCMOS process ICs. We use Advanced Semiconductor Engineering, ("ASE") and Amkor Technology Korea Inc. (“Amkor”), to assemble, package and production test our IC products. We use Flextronics International Ltd. ("Flextronics") and Universal Scientific Industrial Co., Ltd., ("USI"), to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.
Quality Assurance. We maintain an ongoing review of product manufacturing and testing processes. Our IC products are subjected to extensive testing to assess whether their performance exceeds the design specifications. We own Teradyne IC in-house testers providing immediate test data and the ability to generate characterization reports that are made available to our customers. Our adapter cards, switch system and cable products are subject to similar levels of testing and characterization, and are additionally tested for regulatory agency certifications such as Safety and EMC (radiation test) which are made available to our customers. We only use components on these products that are qualified to be on our approved vendor list.
Employees
As of December 31, 2016 we had 2,395 full-time employees and 289 part-time employees, including 1,782 in research and development, 494 in sales and marketing, 295 in general and administrative and 113 in operations. 1,706 of our full-time employees and 278 of the part-time employees are located in Israel.
Certain provisions of the collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists' Associations) are applicable to our employees in Israel by order of the Israeli Ministry of Economy and Industry, which extends such collective bargaining agreements to Israeli employers. These provisions primarily concern the length of the workweek, travel expended, and pension fund benefits for all employees. We generally provide our employees with benefits and working conditions above the required minimums.
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
The semiconductor industry is characterized by frequent claims of infringement and litigation regarding patent and other IP rights. We, like other companies in the semiconductor industry, believe it is important to aggressively protect and pursue our IP rights. Accordingly, to protect our rights, we may file suit against parties whom we believe are infringing or misappropriating our IP rights. In addition, we may engage in litigation with parties that claim that we infringed their patents or misappropriated or misused their trade secrets. Such litigations could result in substantial cost and may divert management's attention away from day-to-day operations. We may not prevail in these lawsuits. If any party infringes or misappropriates our IP rights, this infringement or misappropriation could materially adversely affect our business and competitive position.
As of December 31, 2016, we had 346 issued patents and five registered designs in the United States, five issued patents in Israel and 56 issued patents and three registered designs in other countries. We had 194 patent applications and one design application pending in the United States, one patent application pending in Israel, and one design application pending in China and 39 patent applications pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its priority date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition, the lives of acquired patents may also have a shorter term depending upon their acquisition date and the issue date of respective patent. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.
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
We believe that we compete favorably with respect to each of these criteria. Many of our current and potential competitors, however, have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and a larger base of customers than we do. This may allow them to respond more quickly to new or emerging technologies or changes in customer requirements. Many of our competitors also have significant influence in the semiconductor industry. They may be able to introduce new technologies or devote greater resources to the development, marketing and sales of their products than we can. Furthermore, in the event of a manufacturing capacity shortage, these competitors may be able to manufacture products when we are unable to do so.
We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation's InfiniBand product line as well as its proprietary Omni-Path interconnects. For Ethernet technology, the leading IC vendors include Intel and Broadcom Corporation. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Broadcom Corporation, Marvell Technology Group, and Cavium. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
Acquisition
In February 2016, we completed the acquisition of EZchip, for approximately $782.2 million. EZchip was a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent 10, 25, 40, 50, and 100Gb/s interconnect and processing solutions for advanced data center and edge platforms. The combined company will have diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.
Under the Agreement, EZchip became our wholly owned subsidiary. The acquisition closed on February 23, 2016. At the closing, we assumed each unvested option and RSU of EZchip on the same terms and conditions as were applicable to such EZchip option or RSU (including with respect to vesting), and converted it to an equivalent equity award to receive our ordinary shares appropriately adjusted to take into account the transaction consideration. All vested, in-the-money EZchip stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the transaction, were cashed out. Any vested out-of-the-money EZchip options were cancelled for no consideration. The acquisition and related transaction expenses was financed with cash on hand and with $280.0 million in term debt. For additional information regarding the debt financing, see Note 15 to the audited consolidated financial statements. Acquisition-related expenses for the EZchip acquisition for the years ended December 31, 2016 and 2015 were $8.3 million and $1.6 million, respectively, and primarily consisted of investment banking, consulting and other professional fees.
For further discussion of our acquisitions, see Note 3 of the Notes to audited consolidated financial statements.
Additional Information
We were incorporated under the laws of Israel in March 1999. Our ordinary shares began trading on The NASDAQ Global Market as of February 8, 2007 under the symbol "MLNX". Prior to February 8, 2007, our ordinary shares were not traded on any public exchange.
Our principal executive offices in the United States are located at 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, and our principal executive offices in Israel are located at Beit Mellanox, Yokneam, Israel 20692. The majority of our assets are located in Israel. Our telephone number in Sunnyvale, California is (408) 970-3400, and our telephone number in Yokneam, Israel is +972-4-909-7200. Jacob Shulman, our Chief Financial Officer, is our agent for service of process in the United States, and is located at our principal executive offices in the United States. Our website address is www.mellanox.com. Information contained on our website is not a part of this report and the inclusion of our website address in this report is an inactive textual reference only.
Available Information
We file reports with the Securities and Exchange Commission, ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, links to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation, Technology and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

ITEM 1A—RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risk factors, in addition to the other information set forth in this report, before purchasing our ordinary shares. Each of these risk factors could harm our business, financial condition and results of operations, as well as decrease the value of an investment in our ordinary shares.
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
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business of the size and complexity of EZchip, then we may not achieve the anticipated benefits of the EZchip acquisition and our financial condition and results of operations could be materially adversely affected. For example, goodwill and other intangible assets could be determined to be impaired, which could adversely impact our financial results. The successful integration of the EZchip business has required significant management attention following the completion of the EZchip acquisition, and may divert the attention of management from our business and operational issues.
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
As a result of the acquisition of EZchip and the related Term Debt, we have become more leveraged than we have been historically. As of December 31, 2015, we did not have any debt for borrowed money on our balance sheet. After giving effect to the acquisition of EZchip, we have borrowed $280.0 million under the Term Debt. Our indebtedness could have more important consequences, including:

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
Our Term Debt imposes certain restrictions on our business.
The Term Debt contains a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to:

•	incur additional indebtedness and issue preferred or redeemable shares;

•	incur or create liens;

•	consolidate, merge or transfer all or substantially all of our assets;

•	make investments, acquisitions, loans or advances or guarantee indebtedness;

•	engage in sale and lease back transactions;

•	pay dividends or make other distributions;

•	redeem or repurchase shares or make other restricted payments; and

•	engage in transactions with affiliates.
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

Servicing the debt incurred under the Term Debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
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
Acquisitions create additional material risk factors for our business that could cause our results to differ materially and adversely from our expected or projected results. Such risk factors include:

•
difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products;

•	the diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	possible disruption to the continued expansion of our product lines;

•	potential changes in our customer base and changes to the total available market for our products;

•	reduced demand for our products;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	the use of a substantial portion of our cash resources and incurrence of significant amounts of debt;

•	significantly increase our interest expense, leverage and debt service requirements as a result of incurring debt;

•	the impact of any such acquisition on our financial results;

•	internal controls may become more complex and may require significantly more resources to ensure they remain effective;

•	negative customer reaction to any such acquisition; and

•	assuming the liabilities of the acquired company.
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
We have made, and could make in the future, investments in technology companies, including privately-held companies in the development stage. Many of these private equity investments are inherently risky because these businesses may never develop, and we may incur losses related to these investments. In addition, we have written down the carrying value of these investments in the past and may be required to write down the carrying value of these investments in the future to reflect other-than-temporary declines in their value, which could have a material adverse effect on our business, financial position and results of operations.
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
Our sales are made on the basis of purchase orders rather than long-term purchase commitments. In addition, our customers may defer purchase orders. We place orders with the manufacturers of our products according to our estimates of customer demand. This process requires us to make multiple demand forecast assumptions with respect to both our customers' and end users' demands. It is more difficult for us to accurately forecast end-user demand because we do not sell our products directly to end users. In addition, the majority of our adapter card, switch system and cable businesses are conducted on a short order fulfillment basis, introducing more uncertainty into our forecasts. Because of the lead time associated with fabrication of our semiconductors, forecasts of demand for our products must be made in advance of customer orders. In addition, we base business decisions regarding our growth on our forecasts for customer demand. As we grow, anticipating customer demand may become increasingly difficult. If we overestimate customer demand, we may purchase products from our manufacturers that we may not be able to sell and may over-burden our operations. Conversely, if we underestimate customer demand or if sufficient manufacturing capacity were unavailable, we would forego revenue opportunities and could lose market share or damage our customer relationships.
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
A small number of customers account for a significant portion of our revenues. For the year ended December 31, 2016, sales to Hewlett-Packard accounted for 16% of our total revenues, while sales to our top ten customers accounted for 55% of our revenues. For the year ended December 31, 2015, sales to Hewlett-Packard accounted for 14% of our total revenues, while sales to our top ten customers accounted for 57% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.

We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation. For Ethernet technology, the leading IC vendors include Intel and Broadcom Limited. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Broadcom Limited and Cavium. The leading Ethernet switch system vendors include Cisco, Brocade, Juniper and Arista. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies as well as proprietary interconnect technologies, such as Intel’s Omni-Path. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
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
Many of our current and potential competitors have longer operating histories, significantly greater resources, greater economies of scale, stronger name recognition and larger customer bases than we have. This may allow them to respond more quickly to new or emerging technologies or changes in customer requirements. In addition, these competitors may have greater credibility with our existing and potential customers. If we do not compete successfully, our market share, revenues and profit margin may decline, and, as a result, our business may be adversely affected.
There has been a trend toward industry consolidation in our markets for several years, as companies attempt to improve the leverage of growing research and development costs, strengthen or hold their market positions in an evolving industry or are unable to continue operations. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, financial condition and results of operations.
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
The timing of design wins is unpredictable and implementing production for a major design win, or multiple design wins occurring at or around the same time, may strain our resources and those of our contract manufacturers. In such instances, we may be forced to dedicate significant additional resources and incur additional, unanticipated costs and expenses, which may have a material adverse effect on our results of operations.
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
We may be unable to successfully develop additional next generation products, new products or product enhancements. There is a risk that these developments or enhancements will be late, have technical problems, fail to meet customer or market specifications or otherwise be uncompetitive with other products using alternative technologies that offer comparable performance and functionality. Our next generation products or any new products or product enhancements may not be accepted in new or existing markets. Our business, financial condition and results of operations may be adversely affected if we fail to develop and introduce new products or product enhancements in a timely manner or on a cost-effective basis.
We rely on a limited number of subcontractors to manufacture, assemble, package and production test our products, and the failure of any of these third-party subcontractors to deliver products or otherwise perform as requested could damage our relationships with our customers, decrease our sales and limit our growth.
While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test our products, and we must rely on third-party subcontractors to perform these services. We use TSMC for our CMOS process ICs and STMicroelectronics for our BiCMOS process ICs. We use ASE and Amkor to assemble, package and production test our IC products. We use Flextronics and USI, to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.
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
In the normal course of business, we enter into agreements with terms and conditions that require us to indemnify the other party against third-party claims alleging that one of our products infringes or misappropriates intellectual property rights, as well as against certain claims relating to property damage, personal injury or acts or omissions relating to supplied products or technologies, or acts or omissions made by us or our agents or representatives. In addition, we are obligated pursuant to indemnification undertakings with our officers and directors to indemnify them to the fullest extent permitted by law and to indemnify venture capital funds that were affiliated with or represented by such officers or directors. If we receive demands for indemnification under these agreements and terms and conditions, they will likely be very expensive to settle or defend, and we may incur substantial legal fees in connection with any indemnity demands. Our indemnification obligations under these agreements and terms and conditions may be unlimited in duration and amount, and could have an adverse effect on our business, financial condition and results of operations.
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
In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or modifying existing share options. These modifications of our compensation policies and the requirement to expense the fair value of share options and restricted share units ("RSUs") awarded to employees and officers may increase our operating expenses and result in the dilution of our holders of our ordinary shares. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.

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
Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct (“EICC”) or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers’ codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of December 31, 2016, we had recorded $749.3 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. Our effective income tax rates are also affected by intercompany transactions for sales, services, funding and other items. Given the increased global scope of our operations, and the complexity of global tax and transfer pricing rules and regulations, it has become increasingly difficult to estimate earnings within each tax jurisdiction. If actual earnings within a tax jurisdiction differ materially from our estimates or new information is discovered in the course of our tax return preparation process, we may not achieve our expected effective tax rate. Additionally, our effective tax rate may be affected by the tax effects of acquisitions, restructuring activities, newly enacted tax legislation, share-based compensation and uncertain tax positions. Finally, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities which may result in the assessment of additional income taxes. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. However, unanticipated outcomes from these examinations could have a material adverse effect on our business, financial condition and results of operations.
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
We rely on the efficient and uninterrupted operation of complex information technology systems and network infrastructures to operate our business. We also hold large amounts of data in various data center facilities upon which our business depends. A disruption, infiltration or failure of our information technology systems or any of our data centers as a result of software or hardware malfunctions, system implementations or upgrades, computer viruses, third-party security breaches, attempts by others that try to gain unauthorized access through the Internet to our information technology systems, employee error, theft or misuse, malfeasance, power disruptions, natural disasters or accidents could cause breaches of data security, loss of intellectual property and critical data and the release and misappropriation of sensitive competitive information and partner, customer and employee personal data. These attempts may be the result of industrial or other espionage, or actions by hackers seeking to harm us, our products, or our end users. Any of these events could harm our competitive position, result in a loss of customer confidence, cause us to incur significant costs to remedy any damages and ultimately materially adversely affect our business, financial condition and results of operations.
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
In addition, our third-party subcontractors, including our foundries, test and assembly houses and distributors, have access to certain portions of our sensitive data. In the event that these subcontractors do not properly safeguard our data that they hold, security breaches and loss of our data could result. Any such loss of data by our third-party service providers, or theft, unauthorized use or publication of our trade secrets and other confidential business information as a result of such cyber threats, could adversely affect our competitive position and reduce marketplace acceptance of our products; the value of our investment in research and development and marketing could be reduced; and third parties may assert against us or our customers claims related to resulting losses of confidential or proprietary information or end-user data, or system reliability. Any such event could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events.
Our U.S. corporate offices are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood or tsunami, could have a material adverse impact on our business, financial condition and results of operations. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, financial condition and results of operations would be adversely affected.
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
We are also subject to regulations concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo (“DRC”). The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to identify sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices.

As a result, this could limit the pool of suppliers who can provide us confirmation that the components and parts we source are considered DRC "conflict free", and we may not be able to confirm that we have obtained products or supplies that can be confirmed as DRC "conflict free" in sufficient quantities for our operations. Also, because our supply chain is complex, we may face reputational challenges with our customers, shareholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.
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
We have engineering facilities, corporate and sales support operations located in Israel. A significant number of our employees and a material amount of assets are located in Israel. Accordingly, political, economic and military conditions in Israel may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, as well as incidents of civil unrest. These conflicts negatively affected business conditions in Israel. In addition, Israel and companies doing business with Israel have, in the past, been the subject of an economic boycott. In addition, there has been recent civil unrest in certain areas in the Middle East, including Egypt, Jordan, Iraq, Syria and Libya. Any future armed conflicts or political instability in the region may negatively affect business conditions and adversely affect our results of operations. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in the agreements.
The security and political conditions may have an impact on our business in the future. Hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners could adversely affect our operations and could make it more difficult for us to raise capital. Our Israeli operations are within range of Hezbollah or Hamas missiles and we or our immediate surroundings may sustain damages in a missile attack, which could adversely affect our operations.
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
Generally, all non-exempt male adult citizens and permanent residents of Israel under the age of 45 (or older, for citizens with certain occupations), including some of our employees, are obligated to perform military reserve duty for Israel annually, and are subject to being called to active duty at any time under emergency circumstances. In the event of severe unrest or other conflict, individuals could be required to serve in the military for extended periods of time. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists, and some of our employees, including those in key positions, have been called upon in connection with armed conflicts. It is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence for a significant period of one or more of our officers, directors or key employees due to military service. Any such disruption could adversely affect our operations.
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
We derived 55%, 54% and 56% of our revenues in the years ended December 31, 2016, 2015 and 2014, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
We are incorporated in Israel. Two of our executive officers and four of our directors, one of whom is also an executive officer, are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of the above persons in Israel.
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
We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our liabilities and operating expenses, consisting principally of salaries and related personnel costs and facilities expenses, are denominated in new Israeli shekels, or NIS. As a result, we are exposed to risk to the extent that the inflation rate in Israel exceeds the rate of devaluation of the NIS in relation to the U.S. dollar, or if the timing of these devaluations lags behind inflation in Israel. In that event, the U.S. dollar cost of our operating expenses in Israel will increase and our U.S. dollar-measured results of operations will be adversely affected. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis increase. We cannot predict any future trends in the rate of inflation in Israel or the rate of appreciation of the NIS against the U.S. dollar. If the U.S. dollar cost of our research and development operations and facility expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to guard against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities. These measures, however, may not adequately protect us from material adverse effects due to the impact of inflation in Israel and changes in value of NIS against the U.S. dollar.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the EU (“Brexit”). Following the recent U.K. Supreme Court ruling, the Parliament voted on February 1, 2017 in favor of starting the Brexit process. Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the EU, including, among other things, the terms of trade between the U.K. and the EU. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to EU markets either during a transitional period or more permanently. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry (formerly the Ministry of Industry Trade and Labor) and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
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
We have received grants from the government of Israel through the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, we can be subject to restrictions on the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS or tax authorities. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS or tax authorities. We cannot be certain that any approval of the OCS or tax authorities will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS or tax authorities, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
We sold ordinary shares in our initial public offering in February 2007 at a price of $17.00 per share, and our shares have subsequently traded as low as $6.02 per share. During 2016, our shares traded as low as $37.54 per share and as high as $55.80 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	quarterly variations in our results of operations or those of our competitors;

•
announcements by us, our competitors, our customers or rumors from sources other than our company related to acquisitions, new products, significant contracts, commercial relationships, capital commitments or changes in the competitive landscape;

•	our ability to develop and market new and enhanced products on a timely basis;

•	disruption to our operations;

•	geopolitical instability;

•	the emergence of new sales channels in which we are unable to compete effectively;

•	any major change in our board of directors or management;

•	changes in financial estimates, including our ability to meet our future revenue and operating profit or loss projections;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	general economic conditions and slow or negative growth of related markets;

•	anticompetitive practices of our competitors;

•	commencement of, or our involvement in, litigation;

•	whether our operating results meet our guidance or the expectations of investors or securities analysts;

•	continuing international conflicts and acts of terrorism; and

•	changes in accounting rules.
We may need to raise additional capital, which might not be available or which, if available, may be on terms that are not favorable to us.
We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our shareholders would be diluted, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt may also have certain rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, financial condition and results of operations.
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
As of December 31, 2016, based on information filed with the SEC or reported to us, Oracle Corporation beneficially owned an aggregate of approximately 8% of our outstanding ordinary shares, and taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 13% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.
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
Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Israeli tax law generally provides that a shareholder who exchanges our shares for shares in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. For a further discussion of Israeli laws relating to mergers and acquisitions, please see "Risk Factors-Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.
We have never paid cash dividends on our share capital, and, while the Board regularly reviews our cash position and uses for cash, we do not anticipate paying any cash dividends in the foreseeable future.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
As of December 31, 2016, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet)	1,067	122	54	1,243
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
The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2016	High	Low
First quarter	$55.80	$37.54
Second quarter	$55.45	$40.54
Third quarter	$52.15	$39.53
Fourth quarter	$46.20	$38.75

2015	High	Low
First quarter	$48.92	$42.37
Second quarter	$52.77	$44.28
Third quarter	$49.59	$32.24
Fourth quarter	$48.14	$37.05
As of February 10, 2017, we had approximately 261 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.
Share Performance Graph
The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2011 and ends on December 31, 2016, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2011, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2011 *	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Mellanox Technologies	100.00	182.76	123.02	131.52	129.70	125.88
NASDAQ Composite Index	100.00	115.91	160.32	181.80	192.21	206.63
Philadelphia Semiconductor Index	100.00	105.38	146.81	188.47	182.05	248.73
_______________________________________________________________________________
* $100 invested on December 31, 2011 in shares or index-including reinvestment of dividends.
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
If we elect to distribute dividends out of income derived from "Approved Enterprise" operations, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.
Securities Authorized for Issuance under Equity Compensation Plans
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 10, "Share Incentive Plans" included in Part IV, Item 15 of this report.
Recent Sales of Unregistered Securities
None.

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2014, 2013, and 2012 and our consolidated statements of operations data for the years ended December 31, 2013 and 2012, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2016, as well the consolidated balance sheet data as of December 31, 2016 and 2015, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2016 (1)	2015	2014	2013 (3)	2012
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$857,498	$658,140	$463,649	$390,436	$500,275
Cost of revenues	301,986	189,209	148,672	134,282	157,736
Gross profit	555,512	468,931	314,977	256,154	342,539
Operating expenses:
Research and development	322,620	252,175	208,877	169,382	138,310
Sales and marketing	133,780	97,438	76,860	70,544	60,894
General and administrative	68,522	44,212	36,431	37,046	24,456
Total operating expenses	524,922	393,825	322,168	276,972	223,660
Income (loss) from operations	30,590	75,106	(7,191)	(20,818)	118,879
Interest expense	(7,352)	—	—	—	—
Other income (loss), net	1,090	(524)	1,449	1,228	1,259
Interest and other, net	(6,262)	(524)	1,449	1,228	1,259
Income (loss) before taxes on income	24,328	74,582	(5,742)	(19,590)	120,138
Provision for (benefit from) taxes on income	5,810	(18,312)	18,267	3,752	8,187
Net income (loss)	$18,518	$92,894	$(24,009)	$(23,342)	$111,951

Net income (loss) per share — basic	$0.38	$2.00	$(0.54)	$(0.54)	$2.71
Net income (loss) per share — diluted	$0.37	$1.94	$(0.54)	$(0.54)	$2.55
Shares used in computing net income (loss) per share:
Basic	48,145	46,365	44,831	43,421	41,308
Diluted	49,526	47,778	44,831	43,421	43,901

	December 31,
	2016 (1)	2015	2014 (2)	2013 (2)(3)	2012 (2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$56,780	$263,199	$51,326	$63,164	$117,054
Short-term investments	271,661	247,314	334,038	263,528	302,593
Working capital	340,511	540,108	396,591	344,825	429,591
Long-term assets	920,427	376,144	348,982	363,939	234,533
Total assets	1,473,505	1,053,382	863,218	806,826	769,330
Current liabilities	212,567	137,130	117,645	98,062	105,206
Long-term liabilities	285,208	49,571	43,821	41,953	35,004
Total liabilities	497,775	186,701	161,466	140,015	140,210
Total shareholders' equity	$975,730	$866,681	$701,752	$666,811	$629,120
_______________________________________________________________________________
(1) On February 23, 2016, we acquired EZchip. EZchip's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning February 23, 2016.

(2) In November 2015, the Financial Accounting Standards Board issued guidance requiring current deferred tax assets, current deferred tax liabilities and related current valuation allowances to be reclassified as non-current. As a result of adoption of this guidance, we made the following adjustments to selected consolidated financial data:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Working capital decrease	$(2,271)	$(7,336)	$(3,813)
Long-term assets increase	2,271	7,336	3,813

(3) On July 1, 2013, we completed our acquisition of a privately-held company, IPtronics A/S, and on August 15, 2013, we completed our acquisition of a privately-held company, Kotura, Inc. IPtronics's and Kotura's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning as of their respective acquisition dates.

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
Overview
General
We are a fabless semiconductor company that designs, manufactures and sells high-performance interconnect products and solutions primarily based on the InfiniBand and Ethernet standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including HPC, machine learning, cloud, Web 2.0, storage, financial services, and EDC. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.

As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the largest server vendors. We supply our products to leading storage and communications infrastructure equipment vendors. Additionally, our products are used in embedded solutions.
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters, switches, and cables to the market, and the only supplier of end-to-end 25, 40, 50 and 100Gb/s Ethernet products today. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 100Gb/s.
Our revenues for the years ended December 31, 2016, 2015 and 2014 were $857.5 million, $658.1 million, and $463.6 million, respectively. The year-over-year revenue increase in 2016 from 2015 was primarily due to higher sales of our 10Gb/s and 40Gb/s Ethernet products into Web 2.0 and cloud markets, as well as increased sales of our InfiniBand products into the HPC and the storage markets. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
EZchip Acquisition
On February 23, 2016, we completed our acquisition of EZchip, a public company formed under the laws of the State of Israel, at which time EZchip became our wholly owned subsidiary. Under the terms of the Merger Agreement, the net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share, net of $87.5 million of cash acquired. We also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Mellanox RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. For additional information on the Term Debt, see Note 15 in the notes to the consolidated financial statements.
We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date. During the fourth quarter of 2016, we finalized the determination of fair values of acquired assets and assumed liabilities.
Acquisition-related expenses for the EZchip acquisition for the years ended December 31, 2016 and 2015 were $8.3 million and $1.6 million, respectively, and primarily consisted of investment banking, consulting and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $59.2 million, $10.1 million and $12.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increased amortization is primarily associated with the EZchip acquisition. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the consolidated financial statements.
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

Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, machine learning, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 55%, 57% and 62% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Sales to customers representing 10% or more of revenues accounted for 16%, 14% and 32% of our total revenues for the years ended December 31, 2016, 2015 and 2014, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately eight to ten weeks, lead times for delivery from our cable and transceiver manufacturing subcontractor are approximately ten to twelve weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves.
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
Operational expenses
Research and development expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, depreciation, amortization of intangibles, allocable facilities related and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production. We anticipate research and development expenses will increase in future periods based on an increase in personnel to support our product development activities and the introduction of new products.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales, marketing and customer support, advertising, trade shows and promotions, travel, amortization of intangibles, and allocable facilities related and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in sales and marketing personnel and increased marketing activities.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income

Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter.
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
We believe that the assumptions and estimates associated with the following areas would have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, "The Company and Summary of Significant Accounting Policies," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.
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
Multiple Element Arrangements Excluding Software
For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations. When we enter into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management's best estimate of selling price when vendor specific objective evidence or third party evidence is unavailable.
Multiple Element Arrangements Including Software
For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, we defer revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific objective evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.
Distributor Revenue
A portion of our sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. We recognize revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, we maintain allowances for price protection.
Allowance for doubtful accounts
We estimate the allowance for doubtful accounts based on an assessment of the collectability of specific customer accounts. If we determine that a specific customer is unable to meet its financial obligations, we provide a specific allowance for credit losses to reduce the net recognized receivable to the amount we reasonably believe will be collected. Probability of collection is assessed on a customer-by-customer basis and our historical experience with each customer. Customers are subject to an ongoing credit review process that evaluates their respective financial positions. We review and update our estimates for allowance for doubtful accounts on a quarterly basis. Our allowance for doubtful accounts totaled approximately $0.6 million at December 31, 2016 and 2015. Our bad debt expense was less than $0.1 million for the years ended December 31, 2016, 2015 and 2014.
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
Fair value of financial instruments
Our financial instruments consist of cash, cash equivalents, short-term investments and foreign currency derivative contracts. We believe that the carrying amounts of the financial instruments approximate their respective fair values. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets. We regularly review our investment portfolio to identify and evaluate investments that have indications of possible impairment. Factors considered in determining whether a loss is temporary include: the length of time and extent to which fair value has been lower than the cost basis; the financial condition, credit quality and near-term prospects of the issuer; and whether it is more likely than not that we will be required to sell the security prior to any anticipated recovery in fair value.
Derivatives
We enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the NIS against the U.S. dollar that are associated with forecasted future cash flows and existing assets and liabilities. We account for our derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gains or losses on the derivative instruments is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gains or losses on the derivative instruments, if any, is recognized in earnings in the current period. Our derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not currently designated as hedges for financial reporting purposes, and thus the gains or losses on such derivative instruments are recognized in earnings in the current period.
Inventory valuation
Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or market value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels, future sales forecasts and market conditions. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products.

Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computers and software license rights, seven years for lab equipment, and fifteen years for office furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.
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
We capitalize certain costs incurred in connection with internal use of inventory items in our data centers and laboratories. Capitalized inventory costs are included in Property and equipment, net and amortized on a straight-line basis over the estimated useful life of the asset.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed and it involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2016, our qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2016, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
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
Impairment of long-lived assets
Long-lived assets include equipment and furniture and fixtures and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. We review for possible impairment on a regular basis.
Warranty provision
We typically offer a limited warranty for our products for periods up to three years. We accrue for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires us to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods.
Income taxes
To prepare our consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are calculated using tax rates expected to be in effect during the period these temporary differences would reverse, and are included within our consolidated balance sheet.
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

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2016	2015	2014
Total revenues	100%	100%	100%
Cost of revenues	(35)	(29)	(32)
Gross profit	65	71	68
Operating expenses:
Research and development	38	38	45
Sales and marketing	16	15	16
General and administrative	7	7	8
Total operating expenses	61	60	69
Income (loss) from operations	4	11	(1)
Interest expense	(1)	—	—
Other income (loss), net	—	—	—
Interest and other, net	(1)	—	—
Income (loss) before taxes on income	3	11	(1)
Provision for (benefit from) taxes on income	1	(3)	4
Net income (loss)	2%	14%	(5)%
Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 and the Year Ended December 31, 2015 to the Year Ended December 31, 2014
Revenues.
The following tables represent our total revenues for the years ended December 31, 2016 and 2015 by product type and interconnect protocol:

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$170,641	19.9%	$92,214	14.0%
Boards	337,304	39.3%	265,249	40.3%
Switch systems	204,083	23.8%	179,977	27.3%
Cables, accessories and other	145,470	17.0%	120,700	18.4%
Total Revenue	$857,498	100.0%	$658,140	100.0%

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$125,249	14.6%	$39,009	5.9%
FDR	302,093	35.2%	347,760	52.8%
QDR/DDR/SDR	49,987	5.9%	63,745	9.7%
Total	477,329	55.7%	450,514	68.5%
Ethernet	317,241	37.0%	155,221	23.6%
Other	62,928	7.3%	52,405	7.9%
Total revenue	$857,498	100.0%	$658,140	100.0%
Revenues were $857.5 million for the year ended December 31, 2016 compared to $658.1 million for the year ended December 31, 2015, representing an increase of $199.4 million, or approximately 30%. The year-over-year revenue increase in 2016 from 2015 was primarily attributable to increased demand for our Ethernet adapters and incremental revenues from the EZchip acquisition derived from sales of ICs. Revenues from our InfiniBand products also increased primarily due to increased sales into HPC and cloud markets. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR and lower data rate products to the EDR product generation. The increase in other revenues was primarily due to higher revenue from support. Our 2016 revenues are not necessarily indicative of future results.
The following tables represent our total revenues for the years ended December 31, 2015 and 2014 by product type and interconnect protocol:

	Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)
ICs	$92,214	14.0%	$70,840	15.3%
Boards	265,249	40.3%	147,738	31.8%
Switch systems	179,977	27.3%	147,403	31.8%
Cables, accessories and other	120,700	18.4%	97,668	21.1%
Total Revenue	$658,140	100.0%	$463,649	100.0%

	Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$39,009	5.9%	$—	—%
FDR	347,760	52.8%	264,785	57.1%
QDR/DDR/SDR	63,745	9.8%	72,890	15.7%
Total	450,514	68.5%	337,675	72.8%
Ethernet	155,221	23.6%	83,470	18.0%
Other	52,405	7.9%	42,504	9.2%
Total revenue	$658,140	100.0%	$463,649	100.0%

Revenues were $658.1 million for the year ended December 31, 2015 compared to $463.6 million for the year ended December 31, 2014, representing an increase of $194.5 million, or approximately 42%. The year-over-year revenue increase was primarily due to higher sales of InfiniBand products, including sales of our FDR products into the HPC and storage market and sales of our 100Gb/s EDR products into the HPC market, and increased sales of our Ethernet adapters into Web 2.0 and cloud markets. Revenues from Infiniband EDR and FDR products increased as customers continued transitioning from QDR and lower data rates to the latest generations of products. The increase in other product revenues was primarily due to higher cable and component sales.
Gross Profit and Margin. Gross profit was $555.5 million for the year ended December 31, 2016 compared to $468.9 million for the year ended December 31, 2015, representing an increase of $86.6 million, or approximately 18%. As a percentage of revenues, gross margin decreased to 64.8% in the year ended December 31, 2016 from approximately 71.3% in the year ended December 31, 2015. The decrease in gross margin was primarily due to an increase in intangible asset amortization costs of $39.7 million and inventory step-up amortization costs of $8.3 million, both related to the EZchip acquisition. Gross margin for 2016 is not necessarily indicative of future results.
Gross profit was $468.9 million for the year ended December 31, 2015 compared to $315.0 million for the year ended December 31, 2014, representing an increase of $154.0 million, or approximately 48.9%. As a percentage of revenues, gross margin increased to 71.3% in the year ended December 31, 2015 from approximately 67.9% in the year ended December 31, 2014. The gross margin improvement was primarily a result of changes in the product mix toward higher margin IC and Board products as well as higher margins on switch systems and cables.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Year ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$174,462	20.3%	$130,255	19.8%	$105,376	22.7%
Share-based compensation	40,475	4.7%	28,820	4.4%	26,979	5.8%
Development and tape-out costs	36,091	4.2%	36,305	5.5%	28,443	6.2%
Other	71,592	8.4%	56,795	8.6%	48,079	10.4%
Total Research and development	$322,620	37.6%	$252,175	38.3%	$208,877	45.1%
Research and development expenses were $322.6 million for the year ended December 31, 2016 compared to $252.2 million for the year ended December 31, 2015, representing an increase of $70.4 million, or approximately 28%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expenses reflects higher outsourced services expenses, depreciation expense, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
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
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Year ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$76,774	9.0%	$58,204	8.8%	$43,550	9.4%
Share-based compensation	15,183	1.8%	10,309	1.6%	9,755	2.1%
Trade shows and promotions	19,893	2.3%	15,996	2.4%	10,033	2.2%
Other	21,930	2.5%	12,929	2.0%	13,522	2.9%
Total Sales and marketing	$133,780	15.6%	$97,438	14.8%	$76,860	16.6%
Sales and marketing expenses were $133.8 million for the year ended December 31, 2016 compared to $97.4 million for the year ended December 31, 2015, representing an increase of $36.4 million, or approximately 37%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in trade shows and promotions was due primarily to higher trade show exhibit costs and related travel costs. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
Sales and marketing expenses were $97.4 million for the year ended December 31, 2015 compared to $76.9 million for the year ended December 31, 2014, representing an increase of $20.5 million, or approximately 27%. The increase in salaries and benefits expenses was primarily related to headcount additions and higher accrued commissions and bonuses under our annual discretionary bonus awards. The increase in trade show and promotion costs was due primarily to higher trade show exhibit costs and advertising expenses, as well as higher equipment expenses and travel costs. The decrease in other primarily reflects a decline in depreciation and amortization expenses associated with acquired intangible assets offset by increases in professional services costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues	2014	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$20,976	2.4%	$16,050	2.4%	$12,181	2.7%
Share-based compensation	13,085	1.5%	9,268	1.4%	8,339	1.8%
Professional services	26,602	3.1%	12,348	1.9%	11,229	2.4%
Other	7,859	1.0%	6,546	1.0%	4,682	1.0%
Total General and administrative	$68,522	8.0%	$44,212	6.7%	$36,431	7.9%
General and administrative expenses were $68.5 million for the year ended December 31, 2016 compared to $44.2 million for the year ended December 31, 2015, representing an increase of $24.3 million, or approximately 55%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was related to investment banking costs, consulting expenses and other professional fees related to the EZchip acquisition, litigation settlement costs and legal fees. The increase in other expenses was primarily related to higher depreciation and facilities costs.
General and administrative expenses were $44.2 million for the year ended December 31, 2015 compared to $36.4 million for the year ended December 31, 2014, representing an increase of $7.8 million, or approximately 21%. The increase in general and administrative expenses was primarily due to an increase in salaries and benefits expenses and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was primarily related to EZchip acquisition and legal proceedings. The increase in other expenses was primarily related to higher depreciation and office expenses.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cost of goods sold	$2,375	$2,366	$2,162
Research and development	40,475	28,821	26,979
Sales and marketing	15,183	10,309	9,755
General and administrative	13,085	9,268	8,339
	$71,118	$50,764	$47,235
Share-based compensation expenses were $71.1 million for the year ended December 31, 2016, compared to $50.8 million for the year ended December 31, 2015, representing an increase of $20.3 million, or approximately 40%. The increase was primarily attributable to RSUs granted to existing employees during 2016 as part of our annual review process, RSUs assumed and granted to employees in conjunction with the acquisition of EZchip, RSUs granted to new hires, and expenses related to the acceleration of EZchip RSUs for employees terminated on the closing date.
At December 31, 2016 there was $121.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. Of this amount, $49.5 million, $37.5 million, $25.7 million, and $8.5 million are currently estimated to be recorded in 2017, 2018, 2019 and 2020 and thereafter, respectively. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

Interest and Other, Net. Interest and other expense, net was $6.3 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015. The change was primarily attributable to $7.4 million in interest expense associated with the Term Debt, a $0.7 million increase in foreign exchange loss, and a $0.8 million decrease in interest income and gains on short-term investments due to lower invested balances post EZchip acquisition, partially offset by a $3.2 million impairment loss of investment in a privately-held company in the year ended December 31, 2015.
Interest and other, net was $(0.5) million for the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014. The change primarily consisted of a $3.2 million impairment loss on an investment in a private company, which was partially offset by increases in interest income due to higher invested balances and increased yield on investments. On April 27, 2015, we were informed that one of the privately-held companies we have invested in intended to discontinue its operations and we concluded that our investment of $3.2 million in this privately-held company was impaired and the impairment of this investment was other than temporary.
Provision for or Benefit from Taxes on Income. Our provision for taxes on income was $5.8 million for the year ended December 31, 2016 as compared to a benefit from taxes on income of $18.3 million for the year ended December 31, 2015. Our effective tax rate was 23.9% and (24.6)% for 2016 and 2015, respectively. For the year ended December 31, 2016, the difference between the 23.9% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates which resulted in a reduction of approximately $20.6 million, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions in the amount of $4.2 million, changes in valuation allowance in the amount of $9.9 million mainly due to losses generated from subsidiaries without tax benefit and the reduction of deferred tax assets in the amount of $2.7 million resulting from the reduction in the Israeli corporate income tax rates.
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
The corporate tax rate in Israel was increased to 26.5% in 2014 from 25%. In January 2016, the Government of Israel reduced the corporate income tax rates from 26.5% to 25% for fiscal year 2016, and in December 2016 it further reduced tax rates to 24% in 2017 and 23% in 2018 and thereafter. The Israeli tax holidays resulted in cash tax savings of $37.3 million, $33.0 million and $6.9 million in 2016, 2015 and 2014, respectively.
Liquidity and Capital Resources
On February 23, 2016 we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition purchase price of approximately $782.2 million and related transaction expenses with cash on hand, and with $280.0 million in term debt. The Term Debt agreement includes customary liquidity covenants and consists of a variable interest rate senior secured loan for the term of three years at an annualized variable interest rate based on, at our option, either (a) the London Interbank Offered Rate ("LIBOR") for Eurocurrency borrowing, or (b) an Alternate Base Rate (“ABR”), which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight U.S. Federal Funds rate, and (iii) 1.00% in excess of the one-month LIBOR), plus in each case, an applicable margin. The Term Debt provides for an additional term loan borrowing of up to $100.0 million under certain conditions.
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2016, our principal source of liquidity consisted of cash and cash equivalents of $56.8 million and short-term investments of $271.7 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and our cash flows from operating activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from interest and principal payments related to the Term Debt.
We are an Israeli company and as of December 31, 2016 our subsidiaries outside of Israel held approximately $21.3 million in cash and cash equivalents and short term investments.

Our cash and cash equivalents, short-term investments, and working capital at December 31, 2016 and December 31, 2015 were as follows:

	Year ended December 31,
	2016	2015
	(in thousands)
Cash and cash equivalents	$56,780	$263,199
Short-term investments	271,661	247,314
Total	$328,441	$510,513
Working capital	$340,511	$540,108
Our ratio of current assets to current liabilities declined to 2.6:1 at December 31, 2016 from 4.9:1 at December 31, 2015, which is mainly due to the effect of the EZchip acquisition.
Operating Activities
Net cash provided by our operating activities amounted to $196.1 million in the year ended December 31, 2016. Net cash provided by operating activities was attributable to net income of $18.5 million adjusted by net non-cash items of $163.1 million and changes in assets and liabilities of $14.5 million (excluding the changes to assets and liabilities as a result of the EZchip acquisition). Non-cash expenses consisted primarily of $66.3 million of share-based compensation, $97.7 million of depreciation and amortization, and decreases in deferred income taxes of $0.8 million, partially offset by a gain on investments of $1.8 million. The $14.5 million cash inflow from changes in assets and liabilities (excluding the changes to assets and liabilities as a result of the EZchip acquisition), resulted from decreases in inventories of $8.3 million as a result of our effort to manage the inventory level, decreases in prepaid expenses and other assets of $6.9 million, increases in accounts payable of $13.3 million primarily due to the timing of payments, and increases in accrued and other liabilities of $27.3 million primarily related to deferred revenue and salaries and benefits expenses, partially offset by an increase in accounts receivable of $41.3 million primarily due to the timing of sales.
Net cash provided by our operating activities amounted to $150.5 million in the year ended December 31, 2015. Net cash provided by operating activities was attributable to net income of $92.9 million adjusted by net non-cash items of $69.7 million and partially offset by changes in assets and liabilities of $12.1 million. Non-cash expenses consisted primarily of $50.8 million of share- based compensation, net of excess tax benefits, $41.4 million of depreciation and amortization, and the impairment of an investment in a privately-held company of $3.2 million, partially offset by increases in deferred income taxes of $22.6 million primarily due to the release of a valuation allowance and a gain on investments of $3.0 million. The $12.1 million cash outflow from changes in assets and liabilities resulted from increases in accounts receivable of $19.4 million primarily due to the timing of sales, an increase in inventories of $24.7 million as a result of our effort to fulfill forecasted sales and an increase in prepaid expenses and other assets of $2.6 million, partially offset by an increase in accounts payable of $3.8 million primarily due to the timing of payments and an increase of $30.9 million in accrued liabilities primarily related to deferred revenue and salaries and benefits expenses.
Investing Activities
Net cash used in investing activities was $664.2 million in the year ended December 31, 2016. Cash used in investing activities was primarily attributable to $693.7 million of net cash used to acquire EZchip, $43.0 million for purchases of property and equipment, $8.0 million for purchases of intangible assets, $5.0 million for purchases of investments in privately-held companies, partially offset by net proceeds from sales, maturities and purchases of short-term investments of $86.6 million.
Net cash provided by investing activities was $43.6 million in the year ended December 31, 2015. Cash provided by investing activities was primarily attributable to net sales and maturities of short-term investments of $89.5 million and the release of a restricted cash deposit of $3.6 million, partially offset by purchases of property and equipment of $48.6 million.
Financing Activities
Net cash provided by financing activities was $261.6 million in the year ended December 31, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from term debt and $22.6 million of proceeds from issuances of ordinary shares through employee equity incentive plans, partially offset by $34.0 million of principal payments on the term debt and debt issuance costs of $5.5 million.
Net cash provided by financing activities was $17.8 million in the year ended December 31, 2015. Cash provided by financing activities was primarily due to proceeds of $18.9 million from share option exercises and purchases pursuant to our employee share purchase plan partially offset by principal payments on capital lease obligations of $1.1 million.

Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2016 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Obligations
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term debt including interest
	(in thousands)
2017	$208,584	$19,329	$157,964	$31,291
2018	90,704	15,912	7,017	67,775
2019	171,327	11,325	1,954	158,048
2020	7,175	7,175	—	—
2021	4,589	4,589	—	—
Thereafter	7,656	7,656	—	—
Total	$490,035	$65,986	$166,935	$257,114
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
Other Commitments
Operating lease
On May 3, 2016, we entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. Our occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, we cannot make a reliable estimate as to the timing of cash payments under the lease. At December 31, 2016, the estimated total future lease obligation is approximately $28.7 million. Over a twelve month period an estimated rental expense is approximately $2.9 million, and if recognized, would increase the operating expenses in our consolidated statement of operations.
Royalty-bearing grants
We are obliged to pay royalties to the Office of the Israeli National Authority for Technological Innovation or the Office of the Chief Scientist of the Ministry of Economy and Industry of Israel (formerly, the Ministry of Industry, Trade and Labor) (the "OCS") for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984, (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% on the revenues of the Company's products incorporating OCS funded know-hows, and up to the amount of the grants received. Our obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At December 31, 2016, we estimated a total future royalty obligation of approximately $25.8 million, and if recognized, would increase the cost of revenues in our consolidated statement of operations.
Unrecognized tax benefits
The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2016, our unrecognized tax benefits liabilities totaled $41.5 million, out of which an amount of $23.4 million would reduce our income tax expense and effective tax rate, if recognized.
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

Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance sheet arrangements.
Impact of Currency Exchange Rates
Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the NIS. We do not enter into derivative transactions for speculative or trading purposes. In fiscal year 2016, we used foreign currency derivative contracts to hedge assets, liabilities and a significant portion of our operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities. For the effective portion of derivatives designated as cash flow hedges, the gains or losses are recorded as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. For the ineffective portion of derivatives designated as cash flow hedges, if any, as well as derivatives not designated as hedging instruments, the change in fair value is immediately recognized in other income (loss), net. See Note 7, "Derivatives and Hedging Activities," of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this report.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
On February 23, 2016 we completed the acquisition of EZchip and used $280 million in debt financing with an annualized variable interest rate. As of December 31, 2016, the outstanding principal amount of the Term Debt was $246.0 million. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $2.5 million for the following 12 months.
Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper, municipal bonds and corporate bonds with an average maturity of 11 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 1% change in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign currency exchange risk
We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our liabilities and operating expenses, consisting principally of salaries and related personnel costs and facilities expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.
To protect against foreign exchange risks associated with forecasted future cash flows and existing assets and liabilities, we have established a balance sheet and anticipated transaction risk management program. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of USD against NIS of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.1 million at December 31, 2016. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending December 31, 2016, approximately $17.9 million of our monthly expenses were denominated in NIS. As of December 31, 2016, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 406.5 million NIS, or approximately $105.7 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of the cash flows related to future NIS denominated operating expenses expected to occur over the next twelve months. In addition, as of December 31, 2016, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 132.0 million NIS, or approximately $34.3 million based upon the exchange rate on that day.
Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risk by limiting our counterparties to major financial institutions and by spreading the risk across a number of major financial institutions. However, failure of one or more of these financial institutions is possible and could result in incurred losses.
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
Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1 (1)	Q4	Q3	Q2	Q1
	2016	2016	2016	2016	2015	2015	2015	2015
	(in thousands, except per share data)
Total revenues	$221,676	$224,211	$214,801	$196,810	$176,940	$171,377	$163,148	$146,675
Cost of revenues	73,507	78,191	79,807	70,481	51,815	49,129	47,178	41,087
Gross profit	148,169	146,020	134,994	126,329	125,125	122,248	115,970	105,588
Operating expenses:
Research and development	85,651	83,611	82,324	71,034	65,620	65,861	62,576	58,118
Sales and marketing	35,568	34,408	32,576	31,228	26,698	24,816	23,366	22,558
General and administrative	13,589	13,501	13,494	27,938	12,897	10,944	10,670	9,701
Total operating expenses	134,808	131,520	128,394	130,200	105,215	101,621	96,612	90,377
Income (loss) from operations	13,361	14,500	6,600	(3,871)	19,910	20,627	19,358	15,211
Interest expense	(1,944)	(2,195)	(2,215)	(998)	—	—	—	—
Other income (loss), net	108	606	315	61	592	441	912	(2,469)
Interest and other, net	(1,836)	(1,589)	(1,900)	(937)	592	441	912	(2,469)
Income (loss) before taxes on income	11,525	12,911	4,700	(4,808)	20,502	21,068	20,270	12,742
Provision for (benefit from) taxes on income	2,530	874	46	2,360	(22,696)	1,116	1,022	2,246
Net income (loss)	$8,995	$12,037	$4,654	$(7,168)	$43,198	$19,952	$19,248	$10,496
Net income (loss) per share — basic	$0.18	$0.25	$0.10	$(0.15)	$0.92	$0.43	$0.42	$0.23
Net income (loss) per share — diluted	$0.18	$0.24	$0.09	$(0.15)	$0.90	$0.42	$0.40	$0.22
______________________________________________________________________________
(1) On February 23, 2016, we acquired EZchip. EZchip's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning February 23, 2016.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2016 to provide the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears under Item 8.
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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2016, and is incorporated in this report by reference.

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
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
        (a)   Documents filed as part of this report.
1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:
2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	96
All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)		Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
2.2	(2)		Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
3.1	(3)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 9, 2016).
10.1	(4)		Amended Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers as amended on May 9, 2016.
10.2	(5)	*	Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006)
10.3	(6)	*	Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
10.4	(7)	*	Voltaire Ltd. 2007 Incentive Compensation Plan
10.5	(8)	*	Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan
10.6	(9)	*	Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan
10.7	(10)	*	Voltaire Ltd. 2001 Stock Option Plan
10.8	(11)	*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.
10.9	(12)	*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.
10.10	(13)	*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.11	(14)	*	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan
10.12	(15)	*	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan
10.13	(16)	*	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan
10.14	(17)	*	Mellanox Technologies, Ltd. Non-Employee Director Option Grant Policy.
10.15	(18)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.16	(19)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.17	(20)		Office Space Lease dated September 30, 2008 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.18	(21)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).
21.1			List of Company Subsidiaries.
23.1			Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1			Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF			XBRL Taxonomy Extension Definition Linkbase Document

_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.
(2)	Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(4)	Incorporated by reference to Exhibit B to the Company's Definitive proxy statement on Schedule 14A (File No. 001-33299) filed on April 11, 2011.
(5)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 8, 2016.
(6)	Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(7)	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(9)	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(10)	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(11)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
(12)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.
(14)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(15)	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(16)	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(17)	Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(18)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(19)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(20)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on November 7, 2008.
(21)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.
*	Indicates management contract or compensatory plan, contract or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 17, 2017

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$56,780	$263,199
Short-term investments	271,661	247,314
Accounts receivable, net	141,768	84,273
Inventories	65,523	62,473
Other current assets	17,346	19,979
Total current assets	553,078	677,238
Property and equipment, net	118,585	100,018
Severance assets	15,870	9,514
Intangible assets, net	278,031	32,154
Goodwill	471,228	200,743
Deferred taxes and other long-term assets	36,713	33,715
Total assets	$1,473,505	$1,053,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,533	$44,600
Accrued liabilities	105,042	74,787
Deferred revenue	24,364	17,743
Current portion of term debt	23,628	—
Total current liabilities	212,567	137,130
Accrued severance	19,874	12,464
Deferred revenue	15,968	12,439
Term debt	218,786	—
Other long-term liabilities	30,580	24,668
Total liabilities	497,775	186,701
Commitments and Contingencies (Note 9)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 49,076 and 47,120 shares issued and outstanding at December 31, 2016 and 2015, respectively	209	200
Additional paid-in capital	774,605	684,824
Accumulated other comprehensive loss	(928)	(1,669)
Retained earnings	201,844	183,326
Total shareholders’ equity	975,730	866,681
Total liabilities and shareholders' equity	$1,473,505	$1,053,382

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Total revenues	$857,498	$658,140	$463,649
Cost of revenues	301,986	189,209	148,672
Gross profit	555,512	468,931	314,977
Operating expenses:
Research and development	322,620	252,175	208,877
Sales and marketing	133,780	97,438	76,860
General and administrative	68,522	44,212	36,431
Total operating expenses	524,922	393,825	322,168
Income (loss) from operations	30,590	75,106	(7,191)
Interest expense	(7,352)	—	—
Other income (loss), net	1,090	(524)	1,449
Interest and other, net	(6,262)	(524)	1,449
Income (loss) before taxes on income	24,328	74,582	(5,742)
Provision for (benefit from) taxes on income	5,810	(18,312)	18,267
Net income (loss)	$18,518	$92,894	$(24,009)
Net income (loss) per share — basic	$0.38	$2.00	$(0.54)
Net income (loss) per share — diluted	$0.37	$1.94	$(0.54)

Shares used in computing net income (loss) per share:
Basic	48,145	46,365	44,831
Diluted	49,526	47,778	44,831

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$18,518	$92,894	$(24,009)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net (net of tax effect of $0, $0, and $138)	342	(204)	(368)
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $47, $97, $0)	399	2,555	(5,042)
Other comprehensive income (loss)	741	2,351	(5,410)
Total comprehensive income (loss), net of tax	$19,259	$95,245	$(29,419)

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2013	43,999,420	$185	$550,795	$1,390	$114,441	$666,811

Net loss	—	—	—	—	(24,009)	(24,009)
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(368)	—	(368)
Unrealized losses on derivative contracts, net of taxes	—	—	—	(5,042)	—	(5,042)
Share-based compensation	—	—	47,235	—	—	47,235
Issuances of shares through employee equity incentive plans	1,093,429	5	4,842	—	—	4,847
Issuance of shares through employee share purchase plan	394,915	2	11,934	—	—	11,936
Income tax benefit from share options exercised	—	—	342	—	—	342
Balance at December 31, 2014	45,487,764	$192	$615,148	$(4,020)	$90,432	$701,752

Net income	—	—	—	—	92,894	92,894
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(204)	—	(204)
Unrealized gains on derivative contracts, net of taxes	—	—	—	2,555	—	2,555
Share-based compensation	—	—	50,764	—	—	50,764
Issuances of shares through employee equity incentive plans	1,267,244	6	6,043	—	—	6,049
Issuance of shares through employee share purchase plan	364,746	2	12,816	—	—	12,818
Income tax benefit from share options exercised	—	—	53	—	—	53
Balance at December 31, 2015	47,119,754	$200	$684,824	$(1,669)	$183,326	$866,681

Net income	—	—	—	—	18,518	18,518
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	342	—	342
Unrealized gains on derivative contracts, net of taxes	—	—	—	399	—	399
Share-based compensation	—	—	66,309	—	—	66,309
Issuances of shares through employee equity incentive plans	1,463,884	7	5,083	—	—	5,090
Issuance of shares through employee share purchase plan	491,968	2	17,463	—	—	17,465
Income tax benefit from share options exercised	—	—	(46)	—	—	(46)
Fair value of awards attributable to pre-acquisition services	—	—	972	—	—	972
Balance at December 31, 2016	49,075,606	$209	$774,605	$(928)	$201,844	$975,730

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$18,518	$92,894	$(24,009)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	97,731	41,372	38,671
Deferred income taxes	809	(22,607)	13,832
Share-based compensation	66,309	50,764	47,235
(Gains) losses on short-term investments, net	(1,774)	(3,000)	425
Excess tax benefit from share-based compensation	46	(53)	(342)
Impairment of investment in a privately-held company	—	3,189	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(41,331)	(19,351)	5,421
Inventories	8,263	(24,735)	(9,624)
Prepaid expenses and other assets	6,948	(2,619)	(7,687)
Accounts payable	13,330	3,750	9,659
Accrued liabilities and other liabilities	27,261	30,884	6,549
Net cash provided by operating activities	196,110	150,488	80,130
Cash flows from investing activities:
Purchase of severance-related insurance policies	(1,172)	(743)	(777)
Purchase of short-term investments	(300,858)	(219,459)	(307,924)
Proceeds from sales of short-term investments	237,764	179,700	158,054
Proceeds from maturities of short-term investments	149,725	129,279	78,567
Purchase of property and equipment	(42,976)	(48,601)	(29,924)
Restricted cash	—	3,604	—
Purchase of intangible assets	(7,962)	(210)	—
Purchase of investments in privately-held companies	(4,982)	—	(3,455)
Acquisitions, net of cash acquired of $87.5 million	(693,692)	—	(2,253)
Net cash provided by (used) in investing activities	(664,153)	43,570	(107,712)
Cash flows from financing activities:
Proceeds from term debt	280,000	—	—
Principal payments on term debt	(34,000)	—	—
Term debt issuance costs	(5,521)	—	—
Principal payments on capital lease and intangible assets obligations	(1,364)	(1,105)	(1,381)
Proceeds from issuances of ordinary shares through employee equity incentive plans	22,555	18,867	16,783
Excess tax benefit from share-based compensation	(46)	53	342
Net cash provided by financing activities	261,624	17,815	15,744
Net increase (decrease) in cash and cash equivalents	(206,419)	211,873	(11,838)
Cash and cash equivalents at beginning of period	263,199	51,326	63,164
Cash and cash equivalents at end of period	$56,780	$263,199	$51,326

Supplemental disclosures of cash flow information
Interest paid	$5,335	$27	$31
Income taxes paid	$835	$1,114	$913

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$8,834	$—	$—
Unpaid property and equipment	$5,425	$2,228	$5,121
Transfer from inventory to property and equipment	$3,814	$6,732	$1,624

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
On February 23, 2016, the Company completed its acquisition of EZchip Semiconductor, Ltd. ("EZchip"), a public company formed under the laws of the State of Israel and specializing in network-processing semiconductors. Upon the consummation of the acquisition, EZchip became a wholly owned subsidiary of the Company. The consolidated financial statements include the results of operations of EZchip commencing as of the acquisition date.
On July 1, 2014, the Company completed its acquisition of Integrity Project, Ltd. ("Integrity"), a privately-held company. The consolidated financial statements include the results of operations of Integrity commencing as of the acquisition date.
Certain prior year amounts have been reclassified to conform to the 2016 presentation.
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
Derivatives
The Company enters into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the NIS against the U.S. dollar that are associated with forecasted future cash flows and existing assets and liabilities. The Company's primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's derivative instruments expose the Company to credit risk to the extent that the counter-parties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counter-parties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counter-party resulting from this type of credit risk is monitored on an ongoing basis.
The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gains or losses on the derivative instruments is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gains or losses on the derivative instruments, if any, is recognized in earnings in the current period. The derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not currently designated as hedges for financial reporting purposes, and thus the gains or losses on such derivative instruments are recognized in earnings in the current period.
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investments balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company's accounts receivable are derived from revenue earned from customers primarily located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based upon the expected collectability of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2016	2015	2014
Hewlett-Packard	16%	14%	11%
Dell	*	*	11%
IBM	*	*	10%
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2016	December 31, 2015
Hewlett-Packard	11%	16%
Ingram Micro	*	15%
Hon Hai Precision Ind. Co. Ltd.	*	11%
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
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computer equipment and software, seven years for lab equipment, and fifteen years for office furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed. This involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2016, the Company's qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2016, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments in privately-held companies
The Company has equity investments in privately-held companies. These investments are recorded at cost reduced by any impairment write-downs because the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investments are included in other long-term assets on the accompanying balance sheets. The Company monitors the investments and if facts and circumstances indicate an investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
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
Multiple Element Arrangements Excluding Software
For revenue arrangements that contain multiple deliverables, judgment is required to properly identify the accounting units of the transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect its results of operations. When the Company enters into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management's best estimate of selling price when vendor specific objective evidence or third party evidence is unavailable.
Multiple Element Arrangements Including Software
For multiple element arrangements that include a combination of hardware, software and services, such as post-contract customer support, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. If an arrangement includes undelivered elements that are not essential to the functionality of the delivered elements, the Company defers revenue for the undelivered elements based on their fair value. The fair value for undelivered software elements is based on vendor specific objective evidence. If the undelivered elements are essential to the functionality of the delivered elements, no revenue is recognized. The revenues from fixed-price support or maintenance contracts, including

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

extended warranty contracts and software post-contract customer support agreements are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred.
Distributor Revenue
A portion of the Company's sales are made to distributors under agreements which contain a limited right to return unsold product and price protection provisions. The Company recognizes revenue from these distributors based on the sell-through method using inventory and point of sale information provided by the distributor. Additionally, the Company maintains allowances for price protection.
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
Product warranty
The Company typically offers a limited warranty for its products for periods up to three years. The Company accrues for estimated returns of defective products at the time revenue is recognized based on historical activity. The determination of these accruals requires the Company to make estimates of the frequency and extent of warranty activity and estimated future costs to either replace or repair the products under warranty. If the actual warranty activity and/or repair and replacement costs differ significantly from these estimates, adjustments to record additional cost of revenues may be required in future periods. Changes in the Company's liability for product warranty were as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Balance, beginning of the period	$1,641	$1,932
Assumed warranty liability from acquisition	290	—
New warranties issued during the period	1,727	2,529
Reversal of warranty reserves	(856)	(480)
Settlements during the period	(1,328)	(2,340)
Balance, end of the period	1,474	1,641
Less: long term portion of product warranty liability	(211)	(435)
Balance, end of the period	$1,263	$1,206
Research and development
Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred.
Advertising
Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $2.1 million, $2.0 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of restricted stock units, or RSUs, is based on the closing market price of our ordinary shares on the date of grant. The Company estimates the fair value of share options using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term, as well as the fair value of the underlying ordinary share on the date of grant, among other inputs.
The Company bases its estimate of expected volatility on the historical volatility of the Company's shares. The Company calculates the expected term of its option awards using the simplified method as prescribed by the authoritative guidance. The expected term for newly granted option awards in 2014 was approximately 5.77 years. The Company did not grant share options in 2016 and 2015.
Share-based compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period. Share-based compensation expense is recorded net of estimated forfeitures. Forfeitures are estimated at the time of grant and this estimate is revised, if necessary, in subsequent periods. If the actual number of forfeitures differs from the estimate, adjustments may be required to share-based compensation expense in future periods.
Comprehensive income (loss)
Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2016 and 2015, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gains (losses) on available-for-sale securities and derivative instruments was immaterial at December 31, 2016 and 2015.
Foreign currency translation and remeasurement
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. The Company derives all revenues in U.S. dollars. Expenses are remeasured at the exchange rate in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of "Other income (loss), net."
Net income (loss) per share
Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period increased to include the number of additional shares that would have been outstanding if the potentially dilutive shares had been issued. Potentially dilutive shares include unvested RSUs, outstanding stock options, and shares to be purchased by employees under the Company’s employee stock purchase plan. The dilutive effect of potentially dilutive shares is reflected in diluted net income (loss) per share by application of the treasury stock method.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income (loss)	$18,518	$92,894	$(24,009)
Basic and diluted shares:
Weighted average ordinary shares outstanding	48,145	46,365	44,831
Effect of dilutive shares	1,381	1,413	—
Shares used to compute diluted net income (loss) per share	49,526	47,778	44,831
Net income (loss) per share—basic	$0.38	$2.00	$(0.54)
Net income (loss) per share—diluted	$0.37	$1.94	$(0.54)
The Company excluded 0.5 million, 0.5 million and 0.7 million potentially dilutive shares for the years ended December 31, 2016, 2015 and 2014, respectively, from the computation of diluted net income (loss) per share because including them would have had an anti-dilutive effect.
Segment reporting
The Company has one reportable segment: the development, manufacturing, marketing and sales of interconnect products.
Income taxes
To prepare the Company's consolidated financial statements, the Company estimates its income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are calculated using tax rates expected to be in effect during the period these temporary differences would reverse, and are included within the Company's consolidated balance sheet.
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
Recent accounting pronouncements
In October 2016, the Financial Accounting Standards Board, ("FASB") issued ASU 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard should be adopted on a modified retrospective basis through a cumulative-effect adjustment

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements and related disclosures.
In August 2016, the FASB, issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard becomes effective for the Company beginning January 1, 2018. The Company is currently evaluating the impact that the standard will have on its consolidated financial statements and related disclosures.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The standard requires excess tax benefits to be recognized in the statement of operations as an income tax expense and is applied prospectively by means of a cumulative-effect adjustment of excess tax benefits from equity in the period of adoption. The standard establishes an alternative practical expedient for estimating the effects of forfeitures of an award by recognizing such effects in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient is applied prospectively on an entity-wide basis. The standard requires that amounts paid to a taxing authority on the employee’s behalf as a result of directly withholding shares for tax-withholding purposes are to be presented on a retrospective basis as a financing activity on the statement of cash flows. The standard became effective for the Company on January 1, 2017. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. The standard becomes effective for the Company beginning January 1, 2019. Early adoption of the standard is allowed. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements and related disclosures.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized at the date of initial application. The standard becomes effective for the Company beginning January 1, 2018. Subsequently, the FASB has issued the following standards related to ASU 2014-09: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company must adopt ASU 2016-08, ASU 2016-10, ASU 2016-12, and ASU 2016-20 with ASU 2014-09 (collectively, the “new revenue standards”). The Company has not yet selected a transition method. As discussed in "revenue recognition" above, the Company recognizes distributor revenue based on the sell-through method.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Upon the adoption of this standard, the Company will recognize distributor revenue based on the sell-in method, less the estimated future price adjustments and returns. The Company is currently evaluating other effects that the new revenue standards will have on its consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2016	December 31, 2015
	(In thousands)
Accounts receivable, net:
Accounts receivable	$142,400	$84,894
Less: allowance for doubtful accounts	(632)	(621)
	$141,768	$84,273
Inventories:
Raw materials	$8,243	$8,304
Work-in-process	26,118	25,716
Finished goods	31,162	28,453
	$65,523	$62,473
Other current assets:
Prepaid expenses	$9,053	$9,948
Derivative contracts receivable	257	—
VAT receivable	6,093	7,946
Other	1,943	2,085
	$17,346	$19,979
Property and equipment, net:
Computer, equipment, and software	$214,719	$172,176
Furniture and fixtures	5,210	3,886
Leasehold improvements	46,693	36,121
	266,622	212,183
Less: Accumulated depreciation and amortization	(148,037)	(112,165)
	$118,585	$100,018
Deferred taxes and other long-term assets:
Investments in privately-held companies	$12,720	$7,739
Deferred taxes	22,413	23,222
Other assets	1,580	2,754
	$36,713	$33,715
Accrued liabilities:
Payroll and related expenses	$62,969	$43,041
Accrued expenses	33,125	26,431
Derivative contracts payable	1,006	1,157
Product warranty liability	1,263	1,206
Other	6,679	2,952
	$105,042	$74,787
Other long-term liabilities:
Income tax payable	$24,184	$20,023
Deferred rent	2,504	1,950
Other	3,892	2,695
	$30,580	$24,668

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016 ("Closing Date"), the Company completed its acquisition of EZchip. Under the terms of the Merger Agreement dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip (the "Merger Agreement") the total consideration was $782.2 million, including $1.0 million attributable to assumed RSUs. The net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
In connection with the acquisition, the Company entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. For additional information on the Term Debt, see Note 15 in the notes to the consolidated financial statements.
The Company accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.
In connection with the preparation of the consolidated financial statements for the year ended December 31, 2016, the Company identified and corrected an error related to the initial purchase consideration recorded in the first quarter of 2016, resulting in a decrease in goodwill and additional paid-in capital of $4.8 million. The amount represents the cash payments related to accelerated RSUs that were paid to individuals who were terminated on the Closing Date, and was recorded as stock-based compensation expense. The Company assessed the materiality of the error and concluded that it was not material to 2016. The following summarizes the consideration paid for EZchip at the acquisition date:

(in thousands)
Consideration:
Cash payment for all outstanding common shares of EZchip at $25.50 per share	$781,237
Fair value of awards attributable to pre-acquisition services	972
Total consideration:	782,209
Less: cash acquired	87,545
Fair value of total consideration transferred, net of cash acquired	$694,664
The following summarizes the Company's allocation of the total purchase price, net of cash acquired for the EZchip acquisition after consultation with third party valuation specialists:

(in thousands)
Short-term investments	$108,862
Other current assets	34,114
Other long-term assets	9,638
Intangible assets	288,246
Goodwill	270,485
Total assets	711,345

Current liabilities	(10,253)
Long-term liabilities	(6,428)
Total liabilities	(16,681)
Total purchase price allocation	$694,664

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related expenses for the EZchip acquisition for the years ended December 31, 2016 and 2015 were $8.3 million and $1.6 million, respectively, and primarily consisted of investment banking, consulting and other professional fees.
Identifiable finite-lived intangible assets

	Fair value	Weighted Average Useful Life
	(in thousands)	(in years)
Purchased intangible assets:
Trade names	$5,600	3
Customer relationships	56,400	9
Backlog	11,300	1
Developed technology	181,246	4 - 6
In process research and development (1)	33,700	-
Total purchased intangible assets	$288,246

(1) IPR&D will not be amortized until the underlying products reach technological feasibility. Upon completion, each IPR&D project will be amortized over its useful life.
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
The IPR&D intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date, had not established technological feasibility. The fair value of IPR&D was determined using a discount rate of 12.0%. IPR&D consists of one project related to the development of two network processors. The project is expected to be completed over the next two years. The estimated remaining costs to complete the IPR&D project were $22.3 million as of the acquisition date, which are being charged to operating expense in the consolidated statements of operations as incurred. During the three months ended September 30, 2016, one component of the IPR&D project reached technological feasibility and $4.2 million was transferred to developed technology and will be amortized over three years.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues	$867,422	$769,290
Net income	$40,288	$36,130
Net income per share — basic	$0.82	$0.77
Net income per share — diluted	$0.80	$0.74
Material non-recurring adjustments included in the unaudited pro forma net income for the year ended December 31, 2016 for the effect of purchase accounting adjustments include: a reduction of acquisition-related costs of $15.3 million, composed of acquisition cost of $8.3 million incurred by the Company and $7.0 million incurred by EZchip; a reduction of amortization expense related to the acquired intangible assets and the step-up of inventory of $13.0 million; and a reduction of the stock-based compensation expense related to accelerated RSUs of $4.8 million.
Material non-recurring adjustments included in the unaudited pro forma net income for the year ended December 31, 2015 for the effect of purchase accounting adjustments include: additional amortization expense related to the acquired intangible assets and the step-up of inventory of $56.2 million; an increase of acquisition-related costs of $15.3 million; and the interest expense of term debt, including the amortization of issuance costs, of $7.6 million.
The Company immediately integrated EZchip into its ongoing operations. As a result, it is impracticable to determine EZchip's effect on revenue and earnings in the consolidated statement of operations for the reporting period.
NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2016 and December 31, 2015, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of December 31, 2016, the remaining principal of $246.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $244.3 million at December 31, 2016 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value as of December 31, 2016.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,833	$—	$1,833
Certificates of deposit	—	78,643	78,643
U.S. Government and agency securities	—	56,347	56,347
Commercial paper	—	29,483	29,483
Corporate bonds	—	94,162	94,162
Municipal bonds	—	7,706	7,706
Foreign government bonds	—	5,320	5,320
	1,833	271,661	273,494
Derivative contracts	—	257	257
Total financial assets	$1,833	$271,918	$273,751
Derivative contracts	$—	$1,006	$1,006
Total financial liabilities	$—	$1,006	$1,006
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
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2016 and 2015.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
At December 31, 2016 and 2015, the Company held cash, cash equivalents and short-term investments classified as available-for-sale securities as follows:

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,947	$—	$—	$54,947
Money market funds	1,833	—	—	1,833
Certificates of deposit	78,643	—	—	78,643
U.S. Government and agency securities	56,431	2	(86)	56,347
Commercial paper	29,486	—	(3)	29,483
Corporate bonds	94,292	37	(167)	94,162
Municipal bonds	7,718	—	(12)	7,706
Foreign government bonds	5,327	—	(7)	5,320
Total	328,677	39	(275)	328,441
Less amounts classified as cash and cash equivalents	(56,780)	—	—	(56,780)
Short-term investments	$271,897	$39	$(275)	$271,661

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$65,524	$—	$—	$65,524
Certificates of deposit	110,427	3	(7)	110,423
U.S. Government and agency securities	131,755	5	(38)	131,722
Commercial paper	57,214	4	(4)	57,214
Corporate bonds	105,900	2	(420)	105,482
Municipal bonds	26,283	—	(75)	26,208
Foreign government bonds	13,988	—	(48)	13,940
Total	511,091	14	(592)	510,513
Less amounts classified as cash and cash equivalents	(263,196)	(5)	2	(263,199)
Short-term investments	$247,895	$9	$(590)	$247,314
Gains (losses) on short-term investments, net were $1.8 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in OCI.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of short-term investments at December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$157,270	$157,163	$148,041	$147,914
Due in one to three years	114,627	114,498	99,854	99,400
	$271,897	$271,661	$247,895	$247,314
Investments in privately-held companies:
As of December 31, 2016 and 2015, the Company held a total of $12.7 million and $7.7 million in investments in privately-held companies. On April 27, 2015, the Company was informed that one of the privately-held companies intended to discontinue its operations. As a result, the Company concluded that its investment of $3.2 million in this privately-held company was fully impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the consolidated statements of operations for the year ended December 31, 2015. During the year ended December 31, 2016, there was no other impairment of investments in privately-held companies.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2015 (in thousands)	$200,743
Acquisitions	270,485
Adjustments	—
Balance as of December 31, 2016	$471,228
The carrying amounts of intangible assets as of December 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$24,583	$(6,559)	$18,024
Developed technology	250,043	(75,591)	174,452
Customer relationships	69,776	(17,731)	52,045
Backlog	11,300	(11,300)	—
Trade names	5,600	(1,590)	4,010
Total finite-lived amortizable intangible assets	361,302	(112,771)	248,531
In-process research and development	29,500	—	29,500
Total intangible assets	$390,802	$(112,771)	$278,031

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of intangible assets as of December 31, 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$2,554	$(1,589)	$965
Developed technology	69,828	(40,408)	29,420
Customer relationships	13,376	(11,607)	1,769
Total intangible assets	$85,758	$(53,604)	$32,154
Amortization expense of intangible assets totaled approximately $59.2 million, $10.1 million and $12.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2017	$57,853
2018	54,027
2019	46,280
2020	36,129
2021	30,618
Thereafter	23,624
Total	$248,531

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
Fair Value of Derivative Contracts
The fair value of derivative contracts as of December 31, 2016 and 2015 was as follows:

	Other current assets	Other accrued liabilities	Other accrued liabilities
	December 31, 2016		December 31, 2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$257	$999	$1,157
Derivatives not designated as hedging instruments
Currency forward and option contracts	—	7	—
Total derivatives	$257	$1,006	$1,157
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollar at December 31, 2016 and 2015 were as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$105,730	$98,744
Derivatives not designated as hedging instruments
Currency forward and option contracts	$34,330	$—

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized losses of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of December 31, 2016 and 2015, and their effect on OCI for the year ended December 31, 2016 (in thousands):

December 31, 2015	$(1,091)
Amount of gains recognized in OCI (effective portion)	1,022
Amount of gains reclassified from OCI to income (effective portion)	(623)
December 31, 2016	$(692)
Foreign exchange contracts designated as hedging instruments primarily relate to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. See Note 11 for the amounts recorded in each operating expense account. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.
Effect of Derivative Contracts on the Consolidated Statement of Operations
The effect of derivative contracts on the consolidated statement of operations in the years ended December 31, 2016, 2015, and 2014 was as follows:

	Derivatives designated as hedging instruments			Derivatives not designated as hedging instruments
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
	(in thousands)
Operating income (expenses)	$623	$(3,630)	$(1,239)	$—	$—	$—
Other income	$—	$—	$—	$384	$—	$—

NOTE 8—EMPLOYEE BENEFIT PLANS:
The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were $1.9 million, $1.2 million and $0.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The severance pay detail is as follows:

	December 31,
	2016	2015
	(in thousands)
Accrued severance liability	$19,874	$12,464
Severance assets	15,870	9,514
Unfunded portion	$4,004	$2,950
For other Israeli employees, the Company's contributions for severance pay replace its severance obligation. When the Company makes the monthly contribution equal to 8.3% of the employee's monthly salary to an insurance policy or pension fund, no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.
Severance expenses for the years ended December 31, 2016, 2015 and 2014 were $11.0 million, $7.6 million and $6.8 million, respectively.
In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, for the period from January 1 to June 30, 2016, the Company contributed up to 6.0% of employee monthly salary toward the plan. Effective July 1, 2016 the contribution percentage was increased to 6.25%, and was further increased to 6.5% effective January 1, 2017. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined contribution pension plan expenses were $8.0 million, $5.7 million and $4.9 million in the years ended December 31, 2016, 2015 and 2014, respectively.
NOTE 9—COMMITMENTS AND CONTINGENCIES:
Leases
The Company leases office space and motor vehicles under operating leases with various expiration dates through 2026. Expenses related to office space and motor vehicle leases were approximately $18.9 million, $14.3 million and $15.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
At December 31, 2016, future minimum payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2017	$19,329
2018	15,912
2019	11,325
2020	7,175
2021	4,589
Thereafter	7,656
Total minimum lease payments	$65,986

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase commitments

At December 31, 2016, the Company had the following non-cancelable purchase commitments:

Year Ended December 31,	Purchase Commitments
(in thousands)
2017	$157,964
2018	7,017
2019	1,954
Thereafter	—
Total purchase commitments	$166,935
Term Debt
For more information about the term debt, see Note 15-Term Debt.
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The Company is not involved in the construction, and will not be exposed to any risk during the construction period. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement are contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At December 31, 2016, the estimated total future lease obligation is approximately $28.7 million. Over a twelve month period, the estimated rental expense will be approximately $2.9 million, and if recognized, would increase the Company's operating expenses in its consolidated statement of operations.
Royalty-bearing grants
We are obliged to pay royalties to the Office of the Israeli National Authority for Technological Innovation or the Office of the Chief Scientist of the Ministry of Economy and Industry of Israel (formerly, the Ministry of Industry, Trade and Labor) (the "OCS") for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984, (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% on the revenues of the Company's products incorporating OCS funded know-hows, and up to the amount of the grants received. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At December 31, 2016, the Company estimated a total future royalty obligation of approximately $25.8 million, and if recognized, would increase the Company's cost of revenues in its consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of December 31, 2016, the Company's unrecognized tax benefits totaled $41.5 million, out of which an amount of $23.4 million would reduce the Company's income tax expense and effective tax rate, if recognized.
Contingencies
Legal proceedings
The Company is engaged in other legal actions not described below arising in the ordinary course of its business and, while there can be no assurance, it believes that the ultimate outcome of these actions will not have a material adverse effect on its operating results, liquidity or financial position.
Settled legal proceedings

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Per the settlement of the claims, the Company and Avago agreed not to sue each other for a period of 5 years. The contractual patent rights conveyed by the settlement were deemed not contributory to the Company's operations or products sold. As a result, the Company recorded settlement expense in its operating expenses in the amount of $5.1 million during the year ended December 31, 2016.
Mellanox Technologies, Ltd. v. Methode Electronics, Inc.
On August 16, 2015, Mellanox filed this action in the federal court for the Northern District of California (Civil Action No. 15-cv-03730-PJH) naming Methode Electronics, Inc. as defendant on claims for infringement of Mellanox’s U.S. Patent No. 8,419,444 and U.S. Patent No. 7,934,959. In December 2015 and March 2016, Mellanox filed amended complaints that asserted infringement of the 959 patent but not the 444 patent and sought an award of damages from Methode and imposition of injunctive relief. Methode asserted defenses and counterclaims for declaratory judgment concerning the issues of infringement and validity of the 959 patent, and later moved to add other defenses and counterclaims relating to the 959 patent. The court denied in part and granted in part Methode’s motion. The parties engaged in fact discovery and initial claim construction disclosures and briefing. On October 5, 2016, the parties conducted a mediation before a private mediator. The following day, the parties jointly reported to the court that they had reached an agreement in principle that resolves all claims and counterclaims in the case and requested a stay of proceedings to allow time to work out formal settlement documents. On October 7, 2016, the court entered a 45 day stay of proceedings. The parties formalized the confidential settlement terms on November 22, 2016 and, consistent therewith, the parties filed a joint motion for dismissal with prejudice which the court granted on December 14, 2016.

NOTE 10—SHARE INCENTIVE PLANS:
Stock option plans
During the 2016 annual shareholder meeting, the Company's shareholders approved the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) (the "Restated 2006 Plan"), which constitutes an amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the "2006 Plan"). The Restated 2006 Plan became effective on March 14, 2016 ("Effective Date"). The approval of the Restated 2006 Plan extended the term to February 2026.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Restated 2006 Plan reserves 750,000 ordinary shares for issuance under new equity awards and reduces to zero the shares available for issuance under all of the Company's other equity incentive plans in effect, including the Voltaire Ltd. 2007 Incentive Compensation Plan, the Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Stock Option Plan, the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the Global Share Incentive Assumption Plan (2010), the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan (collectively, the "Prior Plans").
As of the Effective Date of the Restated 2006 Plan, the Company ceased granting awards under the Prior Plans, and will grant new awards only from the Restated 2006 Plan. Any shares subject to issued and outstanding awards under the Prior Plans that expire, are canceled or otherwise terminate after the Effective Date of the Restated 2006 Plan will be added back to share reserves under the Restated 2006 Plan. The share reserve of the 2006 Plan will no longer be available for issuance under the Restated 2006 Plan. In addition, the Restated 2006 Plan implements additional amendments to reflect compensation and governance best practices.
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
Share option activity
The following table summarizes the share option activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2014	2,467,523	$29.55
Options exercised	(381,708)	$15.84
Options canceled	(57,220)	$76.33
Outstanding at December 31, 2015	2,028,595	$30.81
Options exercised	(349,131)	$14.58
Options canceled	(44,979)	$84.57
Outstanding at December 31, 2016	1,634,485	$32.79
There were no options granted in 2016 and 2015. The weighted average fair value of options granted was approximately $17.22 for the year ended December 31, 2014.
The total pretax intrinsic value of options exercised in 2016 was $11.1 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $40.90 on December 31, 2016, the total pretax intrinsic value of all outstanding options was $29.0 million. The total pretax intrinsic value of exercisable options at December 31, 2016 was $28.9 million.
The total pretax intrinsic value of options exercised in 2015 was $12.0 million. Based on the closing price of the Company's ordinary shares of $42.14 on December 31, 2015, the total pretax intrinsic value of all outstanding options was $40.2 million. The total pretax intrinsic value of exercisable options at December 31, 2015 was $39.9 million.
The weighted average remaining contractual life of options outstanding at December 31, 2016 was 3.7 years. There were 1,624,756 options exercisable at December 31, 2016 with a weighted average exercise price $32.79 per share.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted share unit activity
The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2014	1,911,166	$41.61
Restricted share units granted	1,353,095	$45.98
Restricted share units vested	(885,536)	$41.00
Restricted share units canceled	(173,642)	$43.46
Non-vested restricted share units at December 31, 2015	2,205,083	$44.39
Assumed restricted share units from the EZchip acquisition	499,894	$46.40
Restricted share units granted	2,056,902	$48.39
Restricted share units vested	(1,114,753)	$45.32
Restricted share units canceled	(322,607)	$46.26
Non-vested restricted share units at December 31, 2016	3,324,519	$46.67
The weighted average fair value of restricted share units granted was $48.39, $45.98 and $37.35 for the years ended December 31, 2016, 2015 and 2014, respectively. The total intrinsic value of all outstanding restricted share units was $136.0 million as of December 31, 2016.
Employee stock purchase plan activity
The Employee Share Purchase Plan, ("ESPP"), is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In May 2016 the shareholders approved an increase of 4,000,000 additional shares under the ESPP for a total of 6,585,712 shares reserved for issuance. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2016, 2015 and 2014, 491,968, 364,746, and 394,915 shares, respectively, were issued under the ESPP at weighted average per share prices of $35.50, $35.15 and $30.22, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2016:

Number of Shares
Share options outstanding	1,634,485
Restricted share units outstanding	3,324,519
Shares authorized for future issuance	526,716
ESPP shares available for future issuance	3,994,345
Total shares reserved for future issuance as of December 31, 2016	9,480,065

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation
The Company accounts for share-based compensation expense for share option awards based on the estimated fair value of the share option awards as of the grant dates.
The following weighted average assumptions were used to value share options granted in connection with the Company's share incentive plans for the years ended December 31, 2016, 2015 and 2014:

	Employee Share Options			Employee Share Purchase Plan
	Year ended December 31,			Year ended December 31,
	2016 (1)	2015 (1)	2014	2016	2015	2014
Dividend yield, %	—	—	—	—	—	—
Expected volatility	—%	—%	56.1%	35.8%	33.7%	46.6%
Risk free interest rate	—%	—%	1.98%	0.45%	0.10%	0.05%
Expected life, years	—	—	5.77	0.50	0.50	0.50
(1) There were no employee share options granted in 2016 and 2015.
The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$2,375	$2,366	$2,162
Research and development	40,475	28,821	26,979
Sales and marketing	15,183	10,309	9,755
General and administrative	13,085	9,268	8,339
Total share-based compensation expense	$71,118	$50,764	$47,235

Share-based compensation expense by type of award:
Share options	$2,711	$6,680	$8,974
ESPP	6,394	4,007	3,976
RSU	62,013	40,077	34,285
Total share-based compensation expense	$71,118	$50,764	$47,235
Share-based compensation expense during the year ended December 31, 2016 includes cash payments of $4.8 million for the settlement of accelerated RSUs for individuals terminated on the Closing Date of the EZchip acquisition.
At December 31, 2016, there was $121.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.8 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE LOSS:
The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2016 and 2015:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/(loss) before reclassifications, net of taxes	(144)	1,022	878
Realized (gains)/losses reclassified from accumulated other comprehensive income	486	(623)	(137)
Net current-period other comprehensive income/(loss), net of taxes	342	399	741
Balance at December 31, 2016	$(236)	$(692)	$(928)

Balance at December 31, 2014	$(374)	$(3,646)	$(4,020)
Other comprehensive income/(loss) before reclassifications, net of taxes	(220)	(1,075)	(1,295)
Realized (gains)/losses reclassified from accumulated other comprehensive income	16	3,630	3,646
Net current-period other comprehensive income/(loss), net of taxes	(204)	2,555	2,351
Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
The following table provides details about the realized (gains)/losses reclassified from accumulated other comprehensive income for the years ended December 31, 2016 and 2015:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Year ended December 31,
	2016	2015
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(623)	$3,630	Cost of revenues and Operating expenses:
	(18)	182	Cost of revenues
	(544)	2,974	Research and development
	(25)	209	Sales and marketing
	(36)	265	General and administrative
Realized (gains)/losses on available-for-sale securities	486	16	Other income, net
Total reclassifications for the period	$(137)	$3,646	Total

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES:
The components of income (loss) before taxes on income are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
United States	$(17,969)	$(12,539)	$(10,260)
Foreign	42,297	87,121	4,518
Income (loss) before taxes on income	$24,328	$74,582	$(5,742)

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current:
U.S. federal	$(1,333)	$(1,578)	$162
State and local	220	284	163
Foreign	6,161	5,737	4,683
Total current	5,048	4,443	5,008
Deferred:
U.S. federal	—	—	12,140
State and local	—	—	1,539
Foreign	762	(22,755)	(420)
Total deferred	762	(22,755)	13,259
Provision for (benefit from) taxes on income	$5,810	$(18,312)	$18,267

At December 31, 2016 and 2015, significant deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$75,350	$39,200
Reserves and accruals	13,841	10,691
Depreciation and amortization	358	441
Other	7,128	10,747
Gross deferred tax assets	96,677	61,079
Valuation allowance	(55,827)	(28,999)
Total deferred tax assets	40,850	32,080
Intangible assets	(18,437)	(8,858)
Total deferred tax liabilities	(18,437)	(8,858)
Net deferred tax assets	$22,413	$23,222

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to the future realization of deferred tax assets for each jurisdiction. As of December 31, 2015, management determined that sufficient positive evidence existed to conclude that it was more likely than not that $22.4 million of deferred tax assets of one of the Company’s Israeli subsidiaries were realizable, and therefore, reduced the valuation allowance accordingly. As of December 31, 2016, after weighing all positive and negative evidence, including historical results and projections of future taxable income, the Company determined that it remains more likely than not that $21.4 million of deferred tax assets of the subsidiary will be realized. The Company continued to provide valuation allowances against substantially all of the remaining deferred tax assets on the consolidated balance sheet as of December 31, 2016 due to uncertainty concerning realization of these deferred tax assets.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. Deferred tax assets and liabilities as of January 1, 2016 were remeasured using the 25.0% tax rate. The change in the corporate income tax rate from 26.5% to 25.0% resulted in a reduction of approximately $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense during the first quarter of 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter. This change in the corporate income tax rates from 25.0% to 24.0% and 23.0% resulted in a reduction of approximately $1.4 million to the Company's deferred tax assets as of December 31, 2016, and a corresponding increase in the Company's income tax expense during the fourth quarter of 2016.
At December 31, 2016, the Company had net operating loss carryforwards ("NOLs") of approximately $159.8 million in Israel, $91.5 million in the United States ("U.S.") for federal tax purposes, $40.5 million in the U.S. for state tax purposes and $10.1 million in Denmark. The US net operating losses begin to expire in 2017 and the non-U.S. net operating losses have no expiration date.
Included in the U.S. federal and state NOLs are $18.9 million of NOLs which have not been recognized for financial reporting purposes due to unrecognized excess tax benefits related to stock-based compensation. Excess tax benefits related to option exercises cannot be recognized until realized through a reduction of current taxes payable.
The Company has not provided for Israeli income and foreign withholding taxes on $2.9 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2016. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The amount of the unrecognized deferred tax liability for temporary differences related to investments in non-Israeli subsidiaries that were essentially permanent in duration as of December 31, 2016 was less than $1 million.
The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2016	2015	2014
Tax at statutory rate	35.0%	35.0%	35.0%
State, net of federal benefit	0.8	0.2	(28.6)
Meals and entertainment	1.6	0.2	(1.3)
Tax at rates other than the statutory rate	(84.5)	(42.5)	56.1
Valuation allowance	40.8	(22.0)	(280.6)
Share-based compensation	1.3	—	(4.0)
Net change in tax reserves	17.1	6.0	(87.4)
Adjustment of deferred tax balances following changes in tax rates	10.9	—	—
Other, net	0.9	(1.5)	(7.3)
Provision for (benefit from) taxes on income	23.9%	(24.6)%	(318.1)%
The Company calculates the pool of excess tax benefits resulting from share based compensation available to absorb tax deficiencies recognized using the method under which each award grant is tracked on an employee-by-employee basis and a

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

grant-by-grant basis to determine if there is a tax benefit situation or tax deficiency situation for such award. The Company then compares the fair value expense to the tax deduction received for each grant and aggregates the benefits and deficiencies to determine whether there is a hypothetical additional paid in capital ("APIC") pool.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of approximately $37.3 million, $33.0 million and $6.9 million in 2016, 2015, and 2014 respectively, increasing diluted earnings per share by approximately $0.75, $0.69 and $0.15 in the years ended December 31, 2016, 2015, and 2014, respectively.
The following summarizes the activity related to the Company's unrecognized tax benefits:

	December 31,
	2016	2015	2014
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$25,382	$18,037	$23,585
Increases in tax positions for prior years	252	1,153	299
Decreases in tax positions for prior years	—	(131)	(10,339)
Increases in tax positions for current year	8,131	7,908	5,170
Increases in tax positions acquired or assumed in a business combination	8,990	—	—
Decreases due to lapses of statutes of limitations	(1,295)	(1,585)	(678)
Gross unrecognized tax benefits, end of the period	$41,460	$25,382	$18,037

As of December 31, 2016, 2015 and 2014, the total amount of gross unrecognized tax benefits was $41.5 million, $25.4 million, and $18.0 million, respectively. Of these amounts as of December 31, 2016, 2015 and 2014, $23.4 million, $18.9 million, and $15.3 million, respectively would impact the effective tax rate if recognized.
It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. As of December 31, 2016, 2015 and 2014, the amount of accrued interest and penalties related to unrecognized tax benefits totaled $1.8 million, $1.2 million, and $1.0 million, respectively. For unrecognized tax benefits that existed at December 31, 2016, the Company does not anticipate any significant changes within the next twelve months.
As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. As of December 31, 2016, the 2013 through 2015 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of December 31, 2016, the 2011 through 2015 tax years are open and may be subject to potential examinations in Denmark and Israel. As of December 31, 2016 the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2011 to 2014.

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
Revenues by geographic region are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
United States	$386,360	$300,674	$202,921
China	192,581	152,739	96,673
Europe	149,855	93,666	72,181
Other Americas	52,447	24,692	19,760
Other Asia	76,255	86,369	72,114
Total revenue	$857,498	$658,140	$463,649
Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.
Property and equipment, net by geographic location are as follows:

	December 31,
	2016	2015
	(in thousands)
Israel	$101,001	$83,758
United States	14,246	13,776
Other	3,338	2,484
Total property and equipment, net	$118,585	$100,018
Property and equipment, net is attributed to the geographic location in which it is located.
Revenues by product type and interconnect protocol are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
ICs	$170,641	$92,214	$70,840
Boards	337,304	265,249	147,738
Switch systems	204,083	179,977	147,403
Cables, accessories and other	145,470	120,700	97,668
Total revenue	$857,498	$658,140	$463,649

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
InfiniBand:
EDR	$125,249	$39,009	$—
FDR	302,093	347,760	264,785
QDR/DDR/SDR	49,987	63,745	72,890
Total	477,329	450,514	337,675
Ethernet	317,241	155,221	83,470
Other	62,928	52,405	42,504
Total revenue	$857,498	$658,140	$463,649

NOTE 14—OTHER INCOME (LOSS), NET:
Other income (loss), net, is summarized in the following table:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Interest income and gains (losses) on short-term investments, net	$2,244	$2,998	$1,952
Foreign exchange loss, net	(840)	(186)	(245)
Impairment of investment in a privately-held company	—	(3,189)	—
Other	(314)	(147)	(258)
Total other income (loss), net	$1,090	$(524)	$1,449

NOTE 15—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs of $5.5 million on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt. The Term Debt provides for an additional term loan borrowing of up to $100.0 million under certain conditions.
The following table presents the Term Debt at December 31, 2016:

(in thousands)
Term Debt, principal amount	$246,000
Less unamortized debt issuance costs	3,586
Term Debt, principal net of unamortized debt issuance costs	$242,414
Effective interest rate	3.3%
Principal on the Term Debt is paid in quarterly installments. Principal payments are made at a rate of (i) 2.50% of the original principal amount beginning on June 30, 2016 and ending on March 31, 2017, (ii) 3.75% of the original principal amount beginning on June 30, 2017 and ending on March 31, 2018 and (iii) 6.25% of the original principal amount beginning on June 30, 2018 and ending on December 31, 2018, with the balance due on February 21, 2019. During the year ended December 31, 2016, the Company made principal payments of $34.0 million, which included a prepayment of $13.0 million which was applied to future payment requirements. The Company is also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2016, future scheduled principal payments on the Company's Term Debt are summarized as follows:

(in thousands)
2017	$25,500
2018	63,000
2019	157,500
$246,000
The Term Debt bears interest through maturity at a variable rate based upon, at the Company’s option, either (a) the LIBOR rate for Eurocurrency borrowing or (b) an Alternate Base Rate (“ABR”), which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight U.S. Federal Funds rate, and (iii) 1.00% in excess of the one-month LIBOR), plus in each case, an applicable margin. The applicable margin for Eurocurrency loans ranges, based on the applicable total net leverage ratio, from 1.25% to 2.00% per annum and the applicable margin for ABR loans ranges, based on the applicable total net leverage ratio, from 0.25% to 1.00% per annum.
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
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At December 31, 2016, the Company was in compliance with the covenants for the Term Debt.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Deductions (Recovery)	Balance at End of Year
	(in thousands)
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$621	$11	$—	$632
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	28,999	26,828	—	55,827
Total	$29,620	$26,839	$—	$56,459
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$672	$(51)	$—	$621
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	46,220	(16,440)	(781)	28,999
Total	$46,892	$(16,491)	$(781)	$29,620
Year ended December 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$639	$33	$—	$672
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	27,365	18,855	—	46,220
Total	$28,004	$18,888	$—	$46,892

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2017.

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

Signature	Title	Date

/s/ EYAL WALDMAN	Chief Executive Officer and Director (principal executive officer)	February 17, 2017
Eyal Waldman

/s/ JACOB SHULMAN	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 17, 2017
Jacob Shulman

/s/ DOV BAHARAV	Director	February 17, 2017
Dov Baharav

/s/ SHAI COHEN	Director	February 17, 2017
Shai Cohen

/s/ GLENDA DORCHAK	Director	February 17, 2017
Glenda Dorchak

/s/ IRWIN FEDERMAN	Director	February 17, 2017
Irwin Federman

/s/ AMAL JOHNSON	Director	February 17, 2017
Amal Johnson

/s/ DAVID PERLMUTTER	Director	February 17, 2017
David Perlmutter

/s/ THOMAS J. RIORDAN	Director	February 17, 2017
Thomas J. Riordan

/s/ C. THOMAS WEATHERFORD	Director	February 17, 2017
C. Thomas Weatherford