Form 10-Q
period 2017-03-31
Mellanox Technologies, Ltd.
filed 2017-05-05
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of April 28, 2017, was 49,693,548.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$58,357	$56,780
Short-term investments	266,833	271,661
Accounts receivable, net	126,236	141,768
Inventories	75,347	65,523
Other current assets	23,007	17,346
Total current assets	549,780	553,078
Property and equipment, net	123,913	118,585
Severance assets	16,857	15,870
Intangible assets, net	267,375	278,031
Goodwill	471,228	471,228
Deferred taxes and other long-term assets	49,902	36,713
Total assets	$1,479,055	$1,473,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,452	$59,533
Accrued liabilities	107,142	105,042
Deferred revenue	23,363	24,364
Current portion of term debt	14,225	23,628
Total current liabilities	208,182	212,567
Accrued severance	20,955	19,874
Deferred revenue	15,485	15,968
Term debt	208,673	218,786
Other long-term liabilities	31,517	30,580
Total liabilities	484,812	497,775
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 49,690 and 49,076 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	212	209
Additional paid-in capital	801,835	774,605
Accumulated other comprehensive income (loss)	3,385	(928)
Retained earnings	188,811	201,844
Total shareholders’ equity	994,243	975,730
Total liabilities and shareholders' equity	$1,479,055	$1,473,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Total revenues	$188,651	$196,810
Cost of revenues	64,450	70,481
Gross profit	124,201	126,329
Operating expenses:
Research and development	88,491	71,034
Sales and marketing	35,757	31,228
General and administrative	12,519	27,938
Total operating expenses	136,767	130,200
Loss from operations	(12,566)	(3,871)
Interest expense	(1,993)	(998)
Other income, net	683	61
Interest and other, net	(1,310)	(937)
Loss before taxes on income	(13,876)	(4,808)
Provision for (benefit from) taxes on income	(1,632)	2,360
Net loss	$(12,244)	$(7,168)
Net loss per share — basic	$(0.25)	$(0.15)
Net loss per share — diluted	$(0.25)	$(0.15)
Shares used in computing net loss per share:
Basic	49,337	47,358
Diluted	49,337	47,358

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net loss	$(12,244)	$(7,168)
Other comprehensive income, net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	69	600
Change in unrealized gains/losses on derivative contracts, net of tax	4,244	3,492
Other comprehensive income, net of tax	4,313	4,092
Total comprehensive loss, net of tax	$(7,931)	$(3,076)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net loss	$(12,244)	$(7,168)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,181	20,614
Deferred income taxes	(942)	1,265
Share-based compensation	14,768	18,266
(Gain) loss on investments, net	(858)	112
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	15,532	(4,677)
Inventories	(10,457)	4,361
Prepaid expenses and other assets	(3,693)	2,305
Accounts payable	4,931	3,340
Accrued liabilities and other liabilities	2,783	10,177
Net cash provided by operating activities	35,001	48,595

Cash flows from investing activities:
Purchase of severance-related insurance policies	(315)	(226)
Purchase of short-term investments	(50,302)	(64,908)
Proceeds from sales of short-term investments	54,242	199,932
Proceeds from maturities of short-term investments	1,815	77,715
Purchase of property and equipment	(15,911)	(8,283)
Purchase of intangible assets	(1,115)	—
Purchase of investments in private companies	(11,000)	(107)
Acquisition, net of cash acquired of $87.5 million	—	(681,189)
Net cash used in investing activities	(22,586)	(477,066)

Cash flows from financing activities:
Proceeds from term debt	—	280,000
Principal payments on term debt	(20,000)	—
Term debt issuance costs	—	(5,521)
Payments on capital lease and intangible asset financings	(2,514)	(274)
Proceeds from issuances of ordinary shares through employee equity incentive plans	11,676	8,979
Net cash provided by (used in) financing activities	(10,838)	283,184

Net increase (decrease) in cash and cash equivalents	1,577	(145,287)
Cash and cash equivalents at beginning of period	56,780	263,199
Cash and cash equivalents at end of period	$58,357	$117,912

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$3,220	$—
Unpaid property and equipment	$1,510	$581
Transfer from inventory to property and equipment	$633	$975

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter.
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
Use of estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, allowances for price adjustments, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, useful lives of property, equipment, and intangibles, accounting for business combinations, goodwill and purchased intangible asset valuation, investments in privately-held companies, accounting and fair value of financial instruments and derivatives, deferred income tax asset valuation, uncertain tax positions, and litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Significant accounting policies
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The Company adopted ASU No. 2016-09 during the quarter ended March 31, 2017. The standard requires, among other things, excess tax benefits to be recognized in the statement of operations as an income tax benefit as opposed to additional paid in capital. This change was adopted prospectively and did not have a material effect on the Company's condensed consolidated financial statements. The standard also requires, among other things, excess tax benefits to be included in operating activities in the statement of cash flows as opposed to in financing activities. This change was adopted retrospectively and did not have a material effect on the Company's condensed consolidated financial statements.
The standard further requires excess tax benefits to be recognized when they arise, instead of when they actually reduce taxes payable under the prior guidance. This change was adopted using a modified retrospective method through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The impact of the adoption was to increase deferred tax assets by $4.6 million, which in turn was offset by an increase in the valuation allowance in the same amount, resulting in no change in net deferred tax assets and retained earnings as of January 1, 2017.
The standard also establishes an alternative practical expedient for estimating the effects of forfeitures of an award by recognizing such effects in compensation cost when the forfeitures occur. Adoption of the alternative practical expedient was applied using a modified retrospective method through a cumulative effect adjustment to retained earnings as of the beginning of the period of adoption. The impact of the adoption was to reduce retained earnings and to increase additional paid-in capital by $0.8 million as of January 1, 2017.
Other than the adoption of ASU No. 2016-09 as discussed above, there have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017.
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2017	2016
Hewlett Packard Enterprise	13%	20%
Dell	13%	*
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	March 31, 2017	December 31, 2016
Hewlett Packard Enterprise	12%	23%
Ingram Micro	11%	*
____________________
* Less than 10%

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Product warranty
The following table provides changes in the product warranty accrual for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Balance, beginning of the period	$1,474	$1,641
Assumed warranty liability from acquisition	—	290
New warranties issued during the period	436	369
Reversal of warranty reserves	(356)	(134)
Settlements during the period	(343)	(348)
Balance, end of the period	1,211	1,818
Less: long-term portion of product warranty liability	(162)	(386)
Current portion, end of the period	$1,049	$1,432
Net loss per share
The following table sets forth the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net loss	$(12,244)	$(7,168)
Basic and diluted shares:
Weighted average ordinary shares outstanding	49,337	47,358
Effect of dilutive shares	—	—
Shares used to compute diluted net loss per share	49,337	47,358
Net loss per share — basic	$(0.25)	$(0.15)
Net loss per share — diluted	$(0.25)	$(0.15)
The Company excluded 4.6 million and 5.9 million outstanding share options and restricted share units ("RSUs") from the computation of diluted net loss per share for the three months ended March 31, 2017 and 2016, respectively, because including them would have had an anti-dilutive effect.
Recent accounting pronouncements
In October 2016, the Financial Accounting Standards Board, ("FASB") issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard should be adopted on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The standard becomes effective for the Company beginning January 1, 2018. The

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Company is currently evaluating the impact that the standard will have on its condensed consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. Assumptions, models, and methods used in estimating an allowance for loan and lease losses are required disclosures under the standard. A cumulative-effect adjustment to retained earnings is recorded in the period of adoption and a prospective transition approach is applied for certain assets. The standard becomes effective for the Company beginning January 1, 2020. Early application is permitted beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10). The standard requires entities to carry all investments in equity securities, with certain exceptions, at fair value with adjustment recorded through net income ("FVTNI"). The standard eliminates the requirement of recognizing unrealized gains or losses in other comprehensive income for trading or available-for-sale marketable equity securities. The standard requires the total fair value change attributable to instrument-specific credit risk, excluding derivative liability instruments, to be reflected in other comprehensive income. The standard requires an evaluation for the need of a valuation allowance for deferred tax assets related to debt securities classified as available-for-sale in combination with the Company's other deferred tax assets. The standard becomes effective for the Company beginning January 1, 2018 and early adoption is allowed. The Company is currently evaluating the effect that the standard will have on its condensed consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and may be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB has issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which become effective for the Company beginning January 1, 2018. The Company expects to adopt the new revenue standards using the modified retrospective method. Under the current guidance, the Company recognizes distributor revenue based on the sell-through method. Upon the adoption of the new revenue standards, the Company will recognize distributor revenue based on the sell-in method, net of the estimated allowances for price adjustments. The Company is still in the process of evaluating the other effects that the new revenue standards will have on its condensed consolidated financial statements and related disclosures.

NOTE 2—BALANCE SHEET COMPONENTS:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	March 31, 2017	December 31, 2016
	(In thousands)
Accounts receivable, net:
Accounts receivable, gross	$126,868	$142,400
Less: allowance for doubtful accounts	(632)	(632)
	$126,236	$141,768
Inventories:
Raw materials	$7,227	$8,243
Work-in-process	28,579	26,118
Finished goods	39,541	31,162
	$75,347	$65,523
Other current assets:
Prepaid expenses	$10,424	$9,053
Derivative contracts receivable	3,398	257
VAT receivable	6,013	6,093
Other	3,172	1,943
	$23,007	$17,346
Property and equipment, net:
Computer, equipment, and software	$227,100	$214,719
Furniture and fixtures	5,270	5,210
Leasehold improvements	49,619	46,693
	281,989	266,622
Less: Accumulated depreciation and amortization	(158,076)	(148,037)
	$123,913	$118,585
Deferred taxes and other long-term assets:
Equity investments in private companies	$19,720	$12,720
Deferred taxes	23,355	22,413
Other assets	6,827	1,580
	$49,902	$36,713
Accrued liabilities:
Payroll and related expenses	$63,580	$62,969
Accrued expenses	36,079	33,125
Derivative contracts payable	6	1,006
Product warranty liability	1,049	1,263
Other	6,428	6,679
	$107,142	$105,042
Other long-term liabilities:
Income tax payable	$24,553	$24,184
Deferred rent	2,437	2,504
Other	4,527	3,892
	$31,517	$30,580

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip. Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip (the "Merger Agreement") the total consideration was $782.2 million including $1.0 million attributable to assumed RSUs. The net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
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
The following summarizes the Company's allocation of the total purchase price, net of cash acquired for the EZchip acquisition after consultation with third party valuation specialists:

(in thousands)
Short-term investments	$108,862
Other current assets	34,114
Other long-term assets	9,638
Intangible assets	288,246
Goodwill	270,485
Total assets	711,345

Current liabilities	(10,253)
Long-term liabilities	(6,428)
Total liabilities	(16,681)
Total preliminary purchase price allocation	$694,664
Acquisition-related expenses for the EZchip acquisition for the three months ended March 31, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the period ending March 31, 2016 were $6.7 million and primarily consisted of investment banking, consulting and other professional fees.

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
The IPR&D intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date, had not established technological feasibility. The fair value of IPR&D was determined using a discount rate of 12.0%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will be transferred to developed technology and become subject to amortization over its useful life. IPR&D consists of one project related to the development of two network processors. The project is expected to be completed over the next several years. The estimated remaining costs to complete the IPR&D project was $22.3 million as of the acquisition date, which will be charged to operating expense in the condensed consolidated statements of operations as incurred. During the three months ended September 30, 2016, one component of the IPR&D project reached technological feasibility and $4.2 million was transferred to developed technology and will be amortized over three years.
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

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of March 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of March 31, 2017, the remaining principal of $226.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $225.9 million at March 31, 2017 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,098	$—	$4,098
Certificates of deposit	—	79,147	79,147
U.S. Government and agency securities	—	44,636	44,636
Commercial paper	—	30,316	30,316
Corporate bonds	—	89,082	89,082
Municipal bonds	—	8,635	8,635
Foreign government bonds	—	15,017	15,017
	4,098	266,833	270,931
Derivative contracts		3,398	3,398
Total financial assets	$4,098	$270,231	$274,329
Derivative contracts	—	6	6
Total financial liabilities	$—	$6	$6
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,833	$—	$1,833
Certificates of deposit	—	78,643	78,643
U.S. Government and agency securities	—	56,347	56,347
Commercial paper	—	29,483	29,483
Corporate bonds	—	94,162	94,162
Municipal bonds	—	7,706	7,706
Foreign government bonds	—	5,320	5,320
	1,833	271,661	273,494
Derivative contracts	—	257	257
Total financial assets	$1,833	$271,918	$273,751
Derivative contracts	—	1,006	1,006
Total financial liabilities	$—	$1,006	$1,006
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2017 and the year ended December 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,259	$—	$—	$54,259
Money market funds	4,098	—	—	4,098
Certificates of deposit	79,147	—	—	79,147
U.S. Government and agency securities	44,741	1	(106)	44,636
Commercial paper	30,318	7	(9)	30,316
Corporate bonds	89,131	51	(100)	89,082
Municipal bonds	8,642	1	(8)	8,635
Foreign government bonds	15,021	5	(9)	15,017
Total	325,357	65	(232)	325,190
Less amounts classified as cash and cash equivalents	(58,357)	—	—	(58,357)
Short-term investments	$267,000	$65	$(232)	$266,833

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,947	$—	$—	$54,947
Money market funds	1,833	—	—	1,833
Certificates of deposit	78,643	—	—	78,643
U.S. Government and agency securities	56,431	2	(86)	56,347
Commercial paper	29,486	—	(3)	29,483
Corporate bonds	94,292	37	(167)	94,162
Municipal bonds	7,718	—	(12)	7,706
Foreign government bonds	5,327	—	(7)	5,320
Total	328,677	39	(275)	328,441
Less amounts classified as cash and cash equivalents	(56,780)	—	—	(56,780)
Short-term investments	$271,897	$39	$(275)	$271,661
Interest income and gains (losses) on short-term investments, net were $0.9 million and $(0.1) million for the three months ended March 31, 2017 and 2016, respectively. At March 31, 2017, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The contractual maturities of short-term investments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$155,609	$155,499	$157,270	$157,163
Due in one to three years	111,391	111,334	114,627	114,498
	$267,000	$266,833	$271,897	$271,661
Equity investments in privately-held companies:
As of March 31, 2017 and December 31, 2016, the Company held a total of $19.7 million and $12.7 million, respectively, in equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2016	$471,228
Acquisitions	—
Adjustments	—
Balance as of March 31, 2017	$471,228
The carrying amounts of intangible assets as of March 31, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$28,916	$(8,732)	$20,184
Developed technology	250,043	(86,178)	163,865
Customer relationships	69,776	(19,494)	50,282
Trade names	5,600	(2,056)	3,544
Total finite-lived amortizable intangible assets	354,335	(116,460)	237,875
In-process research and development	29,500	—	29,500
Total intangible assets	$383,835	$(116,460)	$267,375

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of intangible assets as of December 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$24,583	$(6,559)	$18,024
Developed technology	250,043	(75,591)	174,452
Customer relationships	69,776	(17,731)	52,045
Backlog	11,300	(11,300)	—
Trade names	5,600	(1,590)	4,010
Total finite-lived amortizable intangible assets	361,302	(112,771)	248,531
In-process research and development	29,500	—	29,500
Total intangible assets	$390,802	$(112,771)	$278,031
Amortization expense of intangible assets totaled approximately $15.0 million and $11.7 million for the three months ended March 31, 2017 and 2016, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2017 (remaining nine months)	$45,466
2018	54,826
2019	47,194
2020	36,145
2021	30,618
Thereafter	23,626
Total	$237,875

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
Fair Value of Derivative Contracts
The fair value of derivatives contracts in the unaudited condensed consolidated balance sheets at March 31, 2017 and December 31, 2016 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	March 31, 2017		December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$3,398	$3	$257	$999
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$3	$—	$7
Total derivatives	$3,398	$6	$257	$1,006
The gross notional amounts of derivative contracts were New Israeli Shekels (“NIS”) denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at March 31, 2017 and December 31, 2016 were as follows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	March 31, 2017	December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$86,729	$105,730
Derivatives not designated as hedging instruments
Currency forward and option contracts	$44,879	$34,330
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of March 31, 2017 and December 31, 2016 and their effect on OCI for the three months ended March 31, 2017:

(in thousands)
December 31, 2016	$(692)
Amount of gain recognized in OCI (effective portion)	5,680
Amount of gain reclassified from OCI to income (effective portion)	(1,436)
March 31, 2017	$3,552
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)
Operating income	$1,436	$138	$—	$—
Other income	$—	$—	$2,066	$272

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At March 31, 2017, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2017 (remaining nine months)	$17,050
2018	18,569
2019	13,553
2020	11,466
2021	8,093
Thereafter	10,388
Total minimum lease payments	$79,119

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Purchase commitments

At March 31, 2017, the Company had the following non-cancelable purchase commitments:

(in thousands)
2017 (remaining nine months)	$116,229
2018	3,400
2019	610
2020	154
2021	51
Thereafter	—
$120,444
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At March 31, 2017, the estimated total future lease obligation is approximately $29.3 million. Over a twelve month period an estimated rental expense is approximately $2.9 million, and if recognized, would increase the Company's operating expenses in its condensed consolidated statement of operations.
Royalty-bearing grants
We are obliged to pay royalties to the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984 (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% of the revenues of the Company's products incorporating OCS-funded know-hows, and up to the amount of the grants received. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At March 31, 2017, the Company estimated a total future royalty obligation of approximately $35.8 million, and if recognized, would increase the Company's cost of revenues in its condensed consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with respective taxing authorities. As of March 31, 2017, the Company's unrecognized tax benefits totaled $42.0 million, out of which an amount of $25.1 million would reduce the Company's income tax expense and effective tax rate, if recognized.
Contingencies
Legal proceedings
The Company is involved in a variety of claims, suits, investigations and proceedings that arise from time to time in the ordinary course of its business, including actions with respect to contracts, intellectual property, taxation, employment, benefits, securities, personal injuries and other matters. The results of these proceedings in the ordinary course of business are not expected to have a material adverse effect on the Company’s condensed consolidated financial position or results of operations.
The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons,

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”) during the 2017 annual shareholder meeting. Please see Note 14, "Subsequent Events" for further detail.
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
Share option activity
Share option activity under the Company's equity incentive plans in the three months ended March 31, 2017 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,634,485	$32.79
Options exercised	(105,010)	$14.54
Options canceled	(6,960)	$59.28
Outstanding at March 31, 2017	1,522,515	$33.93
The total pretax intrinsic value of options exercised in the three months ended March 31, 2017 and 2016 was $3.6 million and $3.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $50.95 on March 31, 2017, the total pretax intrinsic value of options outstanding at March 31, 2017 was $37.5 million. The total pretax intrinsic value of options outstanding at December 31, 2016 was $29.0 million.
There were 1,517,015 and 1,624,756 options exercisable at March 31, 2017 and December 31, 2016, respectively. The total pretax intrinsic value of exercisable options at March 31, 2017, was $37.4 million. The total pretax intrinsic value of exercisable options at December 31, 2016 was $28.9 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the three months ended March 31, 2017 is set forth below:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2016	3,324,519	$46.67
Restricted share units granted	101,760	$44.83
Restricted share units vested	(239,568)	$44.55
Restricted share units canceled	(93,776)	$47.07
Non-vested restricted share units at March 31, 2017	3,092,935	$46.76
The weighted average fair value of RSUs granted in the three months ended March 31, 2017 and 2016 was $44.83 and $49.93, respectively.
The total intrinsic value of all outstanding RSUs as of March 31, 2017 and December 31, 2016 was $157.6 million and $136.0 million, respectively.
Employee Stock Purchase Plan activity
There were 269,698 and 218,943 shares purchased under the ESPP for the three months ended March 31, 2017 and 2016 at an average price per share of $37.63 and $33.30, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2017:

Number of Shares
Share options outstanding	1,522,515
Restricted share units outstanding	3,092,935
Shares authorized for future issuance	525,692
ESPP shares available for future issuance	3,724,647
Total shares reserved for future issuance as of March 31, 2017	8,865,789

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Dividend yield	—%	—%
Expected volatility	25.3%	37.6%
Risk free interest rate	0.91%	0.46%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of goods sold	$482	$475
Research and development	8,690	9,152
Sales and marketing	3,338	3,648
General and administrative	2,258	4,991
Total share-based compensation expense	$14,768	$18,266
Share-based compensation expense for the three months ended March 31, 2016 included cash payments of $4.8 million for the settlement of accelerated RSUs for individuals terminated on the closing date of the EZchip acquisition.
At March 31, 2017, there was $119.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.68 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	73	5,680	5,753
Realized (gains)/losses reclassified from accumulated other comprehensive income	(4)	(1,436)	(1,440)
Net current-period other comprehensive income/(loss), net of taxes	69	4,244	4,313
Balance at March 31, 2017	$(167)	$3,552	$3,385

Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/(loss) before reclassifications, net of taxes	40	3,630	3,670
Realized (gains)/losses reclassified from accumulated other comprehensive income	560	(138)	422
Net current-period other comprehensive income/(loss), net of taxes	600	3,492	4,092
Balance at March 31, 2016	$22	$2,401	$2,423
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(1,436)	$(138)	Cost of revenues and Operating expenses:
	(84)	(12)	Cost of revenues
	(115)	33	General and administrative
	(145)	(21)	Sales and marketing
	(1,092)	(138)	Research and development
Realized (gains)/losses on available-for-sale securities	(4)	560	Other income, net
Total reclassifications for the period	$(1,440)	$422	Total

NOTE 11—INCOME TAXES:
As of March 31, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $42.0 million and $41.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.0 million at March 31, 2017 and $1.8 million at December 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On January 5, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. As a result of the reduction noted above, deferred tax assets and liabilities as of January 1, 2016 were remeasured using the 25.0% tax rate. The change in the corporate income tax rate from 26.5% to 25.0% resulted in a reduction of approximately $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense during the first quarter of 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter. This change in the corporate income tax rates from 25.0% to 24.0% and 23.0% resulted in a reduction of approximately $1.4 million to the Company's deferred tax assets as of December 31, 2016, and a corresponding increase in the Company's income tax expense during the fourth quarter of 2016.
On January 12, 2017, the Company received a ruling from the Israeli Tax Authorities ("ITA"), which approved a succession of mergers in a tax-exempted manner, subject to certain limitations ("the Tax-Exempted Merger"), in which EZchip Technologies Ltd., fully owned by EZchip Semiconductor Ltd., merged into EZchip Semiconductor Ltd., which in turn merged into the Company. The Tax-Exempted Merger resulted in a net increase of approximately $0.9 million in deferred tax assets and a corresponding increase in benefit from taxes on income during the first quarter of 2017.
As of March 31, 2017, the 2013 through 2016 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of March 31, 2017, the 2011 through 2016 tax years are open and may be subject to potential examinations in Denmark and Israel. As of March 31, 2017, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the ITA for certain years from 2011 to 2014.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 11.8% and (49.1)% for the three months ended March 31, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the three months ended March 31, 2017 resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
The Company has maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at March 31, 2017, that these deferred tax assets are not more-likely-than-not to be realized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest income and gains (losses) on short-term investments, net	$878	$115
Foreign exchange loss, net	(162)	(9)
Other	(33)	(45)
Other income, net	$683	$61

NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs of $5.5 million on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt. The Term Debt provides for additional term loan borrowings under certain conditions.
The following table presents the Term Debt at March 31, 2017:

(in thousands)
Term Debt, principal amount	$226,000
Less unamortized debt issuance costs	3,102
Term Debt, principal net of unamortized debt issuance costs	$222,898
Effective interest rate	3.4%
Principal on the Term Debt is paid in quarterly installments. Principal payments were scheduled at a rate of (i) 2.50% of the original principal amount beginning on June 30, 2016 and ending on March 31, 2017, (ii) 3.75% of the original principal amount beginning on June 30, 2017 and ending on March 31, 2018 and (iii) 6.25% of the original principal amount beginning on June 30, 2018 and ending on December 31, 2018, with the balance due on February 21, 2019. During the three months ended March 31, 2017 the Company made a prepayment of $20.0 million on the principal, which were applied to future payment requirements. The Company is also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.
At March 31, 2017, future scheduled principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2017 remainder of year	$5,500
2018	63,000
2019	157,500
$226,000
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company’s obligations under the Term Debt are guaranteed by all of its significant domestic and foreign subsidiaries, subject to certain agreed upon exceptions. The obligations under the Term Debt are also, subject to certain agreed upon exceptions, secured by a lien on substantially all of the Company's and certain of its subsidiaries tangible and intangible property, including 100% of the Company's and certain of its subsidiaries’ equity interests in shares of its domestic and certain foreign subsidiaries.
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At March 31, 2017, the Company was in compliance with the covenants for the Term Debt.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 14—SUBSEQUENT EVENTS:
On April 9, 2017, the Company entered into a lease agreement for office space expected to be built in Tel-Aviv, Israel. The Company plans to relocate its Tel-Aviv offices to these premises, once construction is complete and the lease in its current office space expires on or about the end of 2021. The lease term expires 10 years after lease inception. The Company has an option to extend the lease term up to 10 years after the end of the original lease term. The estimated total future lease obligation is approximately $53.9 million. Over a twelve-month period, an estimated rental expense is approximately $5.4 million, and if recognized, would increase the Company's operating expenses in its condensed consolidated statement of operations.
On April 25 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”), which constitutes a second amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the “2006 Plan”), as amended and restated by the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) as of March 14, 2016 (the “First Restated Plan”). The Second Restated Plan became effective on February 14, 2017. The Second Restated Plan increases the ordinary shares reserved for issuance under the First Restated Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First Restated Plan that expire, are cancelled or otherwise terminate after the effective date of the First Restated Plan. The Second Restated Plan also extends the term of the First Restated Plan to February 14, 2027. In addition, the Second Restated Plan implements additional amendments to reflect compensation and governance best practices.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2017 and results of operations for the three months ended March 31, 2017 and 2016 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2016. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview
General
We are a fabless semiconductor company that designs, manufactures (through subcontractors) and sells high-performance interconnect products and solutions primarily based on the Ethernet and InfiniBand standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including High Performance Computing ("HPC"), cloud, Web 2.0, machine learning, storage, financial services, and enterprise data centers. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We are a leading supplier of 25/50/100Gb/s Ethernet adapters, switches, and cables, and the only supplier of end-to-end 25, 40, 50 and 100Gb/s Ethernet products today. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 25/40/50 or 100Gb/s.
EZchip Acquisition
On February 23, 2016, we completed our acquisition of EZchip, a public company formed under the laws of the State of Israel, at which time EZchip became our wholly owned subsidiary. Under the terms of the Merger Agreement the net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share, net of $87.5 million cash received. We also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Mellanox RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. At March 31, 2017, the principal and carrying value of the Term Debt was $226.0 million and $222.9 million, respectively.
We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.
Acquisition-related expenses for the EZchip acquisition for the three months ended March 31, 2017 and 2016 were $0.3 million and $6.7 million, respectively, and consisted primarily of investment banking, consulting, employee-related and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $15.0 million and $11.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase was primarily due to a full quarter of amortization of the acquired intangible assets for the three months ended March 31, 2017, as opposed to approximately half a quarter of amortization for the three months ended March 31, 2016. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the unaudited condensed consolidated financial statements.

Litigation Settlement
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
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended March 31, 2017 were $188.7 million compared to $196.8 million for the three months ended March 31, 2016, representing a decrease of $8.1 million, or approximately 4%. Our revenues for the three months ended March 31, 2017 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 54% and 64% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. Sales to customers representing 10% or more of revenues accounted for 26% and 20% of our total revenues for the three months ended March 31, 2017 and 2016, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
General and Administrative Expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, professional service expenses for accounting, corporate legal fees and allocable facilities related and administrative expenses. We expect these expenses will increase in absolute dollars in future periods based on an increase in personnel and professional services required to support our business activities.
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
On January 5, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter.
To prepare our unaudited condensed consolidated financial statements, we estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual tax exposure together with assessing temporary differences resulting from the differing treatment of certain items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet.
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
We believe that the assumptions and estimates associated with revenue recognition, allowances for doubtful accounts, investment valuation, warranty reserves, inventory reserves, long-term asset valuations, useful lives of property, equipment, and intangibles, accounting for business combinations, goodwill and purchased intangible asset valuation, investments in privately-held companies, accounting and fair value of financial instruments and derivatives, deferred income tax asset valuation, uncertain tax positions, and litigation and other loss contingencies have the greatest potential impact on our unaudited condensed consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1, "The Company and Summary of Significant Accounting Policies," in the accompanying notes to our unaudited condensed consolidated financial statements.
See our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017, for a discussion of additional critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2016.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Total revenues	100%	100%
Cost of revenues	34	36
Gross profit	66	64
Operating expenses:
Research and development	47	36
Sales and marketing	19	16
General and administrative	7	14
Total operating expenses	73	66
Loss from operations	(7)	(2)
Interest expense	(1)	(1)
Other income, net	—	1
Interest and other, net	(1)	—
Loss before taxes on income	(8)	(2)
Provision for (benefit from) taxes on income	(1)	2
Net loss	(7)%	(4)%
Comparison of the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2016
The following tables represent our total revenues for the three months ended March 31, 2017 and 2016 by product type and interconnect protocol:

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)
ICs	$42,422	22.5%	$28,531	14.5%
Boards	64,292	34.1%	92,932	47.2%
Switch systems	47,146	25.0%	43,823	22.3%
Cables, accessories and other	34,791	18.4%	31,524	16.0%
Total Revenue	$188,651	100.0%	$196,810	100.0%

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)
InfiniBand:
EDR	$39,623	21.0%	$21,003	10.7%
FDR	49,829	26.4%	80,342	40.8%
QDR/DDR/SDR	7,533	4.0%	11,828	6.0%
Total	96,985	51.4%	113,173	57.5%
Ethernet	80,477	42.7%	68,625	34.9%
Other	11,189	5.9%	15,012	7.6%
Total revenue	$188,651	100.0%	$196,810	100.0%
Revenues. Revenues were $188.7 million for the three months ended March 31, 2017, compared to $196.8 million for the three months ended March 31, 2016, representing a decrease of $8.1 million, or approximately 4%. Ethernet revenue increased by $11.9 million primarily due to the adoption of our 25/50/100 gigabit solutions. Our InfiniBand customers continued transitioning from FDR products to the EDR product generation. Year-over-year FDR product sales decreased by $30.5 million, while EDR product sales increased by $18.6 million. Revenues for the three months ended March 31, 2017 decreased due to delays in the general availability of next generation x86 CPUs and technology transitions occurring across several end users and OEM customers. The 2017 revenues are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $124.2 million for the three months ended March 31, 2017, compared to $126.3 million for the three months ended March 31, 2016, representing a decrease of $2.1 million, or approximately 1.7%. Gross margin increased to 65.8% in the three months ended March 31, 2017 from approximately 64.2% in the three months ended March 31, 2016. The increase in gross margin was primarily due to the decrease in inventory step-up amortization costs of $2.9 million related to the EZchip acquisition. Gross margin for 2017 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)
Salaries and benefits	$45,981	24.4%	$36,978	18.8%
Share-based compensation	8,690	4.6%	9,152	4.7%
Development and tape-out costs	13,064	6.9%	8,866	4.5%
Other	20,756	11.0%	16,038	8.1%
Total Research and development	$88,491	46.9%	$71,034	36.1%
Research and development expenses were $88.5 million for the three months ended March 31, 2017, compared to $71.0 million for the three months ended March 31, 2016, representing an increase of $17.5 million, or approximately 25%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition and merit increases. The increase in development and tape-out costs reflects continued investments in new products. The increase in other expenses was primarily due to higher depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)
Salaries and benefits	$21,015	11.1%	$17,293	8.8%
Share-based compensation	3,338	1.8%	3,648	1.9%
Trade shows and promotions	5,511	2.9%	5,675	2.9%
Other	5,893	3.2%	4,612	2.3%
Total Sales and marketing	$35,757	19.0%	$31,228	15.9%
Sales and marketing expenses were $35.8 million for the three months ended March 31, 2017, compared to $31.2 million for the three months ended March 31, 2016, representing an increase of $4.5 million, or approximately 15%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in other expenses primarily reflects higher depreciation expense and amortization costs related to acquired intangible assets associated with the EZchip acquisition.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)
Salaries and benefits	$5,296	2.8%	$5,299	2.7%
Share-based compensation	2,258	1.2%	4,991	2.5%
Professional services	3,311	1.8%	15,757	8.0%
Other	1,654	0.8%	1,891	1.0%
Total General and administrative	$12,519	6.6%	$27,938	14.2%
General and administrative expenses were $12.5 million for the three months ended March 31, 2017, compared to $27.9 million for the three months ended March 31, 2016, representing a decrease of $15.4 million, or approximately 55%. The decrease in share-based compensation was primarily related to $2.7 million of cash payments made during the three months ended March 31, 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition. The decrease in professional services expenses was primarily due to the fact that during the three months ended March 31, 2016 we incurred $6.3 million of investment banking, consulting and other professional fees related to the EZchip acquisition, and $5.1 million of litigation settlement costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of income:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cost of goods sold	$482	$475
Research and development	8,690	9,152
Sales and marketing	3,338	3,648
General and administrative	2,258	4,991
	$14,768	$18,266
Share-based compensation expenses were $14.8 million for the three months ended March 31, 2017, compared to $18.3 million for the three months ended March 31, 2016, representing a decrease of $3.5 million, or approximately 19%. The decrease was primarily related to $4.8 million of cash payments made during the three months ended March 31, 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition, partially offset by an increase in the share-based compensation expense related to RSUs assumed and granted to employees in conjunction with the acquisition of EZchip, due to a full quarter of vesting for the three months ended March 31, 2017, as opposed to approximately half a quarter of vesting for the three months ended March 31, 2016.
At March 31, 2017, there was $119.8 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The weighted-average period over which the unearned share-based compensation is expected to be recognized is approximately 2.68 years. If there are any modifications or cancellations of the underlying unvested awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense. Future share-based compensation expense and unearned share-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.
Interest and other, net in the three months ended March 31, 2017 was a loss of $1.3 million as compared to a loss of $0.9 million for the three months ended March 31, 2016. The change was primarily attributable to the increase in interest expense of $1.0 million associated with the Term Debt due to a full quarter of interest for the three months ended March 31, 2017, as opposed to approximately half a quarter of interest for the three months ended March 31, 2016. The increase in interest expense was partially offset by an increase of $0.6 million in other income, net, primarily due to the fact that during the three months ended March 31, 2016 we incurred $0.6 million of losses on sales of marketable securities.
Provision for (benefit from) Taxes on Income. Our benefit from taxes on income was $1.6 million for the three months ended March 31, 2017 as compared to a provision for taxes on income of $2.4 million for the three months ended March 31, 2016.
Our effective tax rate was 11.8% and (49.1)% for three months ended March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017, the difference between the 11.8% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
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
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of March 31, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $58.4 million and short-term investments of $266.8 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition and related transaction expenses with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. During the three months ended March 31, 2017, we made a prepayment of $20.0 million on the principal. At March 31, 2017, the total amount of future payments related to the Term Debt was estimated at $236.3 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of March 31, 2017, our subsidiaries outside of Israel held approximately $14.8 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$58,357	$56,780
Short-term investments	266,833	271,661
Total	$325,190	$328,441
Working capital	$341,598	$340,511
Our ratio of current assets to current liabilities was 2.6:1 at March 31, 2017 and 2016.
Operating Activities
Net cash provided by our operating activities amounted to $35.0 million in the three months ended March 31, 2017. Net cash provided by our operating activities was attributable to net non-cash items of $38.1 million and changes in assets and liabilities of $9.1 million, partially offset by a net loss of $12.2 million. Non-cash expenses consisted primarily of $25.2 million of depreciation and amortization, $14.8 million of share-based compensation, and $(0.9) million related to the changes in deferred income taxes. The $9.1 million cash inflow from changes in assets and liabilities is attributed to a decrease in accounts receivable of $15.5 million, primarily due to lower revenues, an increase in accounts payable of $4.9 million due to the timing of invoice receipts and payments, and an increase of $2.8 million in accrued liabilities and other liabilities. These were partially offset by an increase in inventory of $10.5 million and an increase in prepaid expenses and other assets of $3.7 million.
Net cash provided by our operating activities amounted to $48.6 million in the three months ended March 31, 2016. Net cash provided by our operating activities was attributable to net non-cash items of $40.3 million and changes in assets and liabilities of $15.5 million, partially offset by a net loss of $7.2 million. Non-cash expenses consisted primarily of $20.6 million of depreciation and amortization, $18.3 million of share-based compensation, and $1.3 million of deferred income taxes. The $15.5 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to a $10.2 million increase in accrued liabilities and other payables, primarily related to withholding tax liabilities, a decrease in inventory of $4.4 million, an increase in accounts payable of $3.3 million, and a decrease in prepaid expenses and other assets of $2.3 million. These increases were partially offset by an increase in accounts receivable of $4.7 million, primarily due to the timing of sales.
Investing Activities
Net cash used in investing activities was $22.6 million in the three months ended March 31, 2017. Cash used in investing activities was primarily attributable to $15.9 million for purchases of property and equipment, $11.0 million for purchases of investments in private companies, and $1.1 million for purchases of intangible assets. These uses were partially offset by net proceeds from sales, maturities and purchases of short-term investments of $5.8 million.
Net cash used by investing activities was $477.1 million in the three months ended March 31, 2016. Cash used in investing activities was primarily attributable to $681.2 million net cash used to acquire EZchip and $8.3 million for purchases of property and equipment. These uses were partially offset by net sales and maturities of short-term investments of $212.7 million.
Financing Activities
Net cash used in financing activities was $10.8 million in the three months ended March 31, 2017. Cash used in financing activities was primarily due to $20.0 million of principal payments on the Term Debt, and $2.5 million of payments on intangible asset obligations. These were partially offset by $11.7 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Our financing activities generated $283.2 million in the three months ended March 31, 2016. Cash provided by financing activities was primarily due to $280.0 million proceeds from the Term Debt and $9.0 million from share option exercises and purchases pursuant to our employee share purchase plan. These were offset by $5.5 million of debt issuance costs and $0.3 million of principal payments on capital lease obligations.
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2017 (remainder of the year)	$143,269	$17,050	$116,229	$9,990
2018	90,207	18,569	3,400	68,238
2019	172,264	13,553	610	158,101
2020	11,620	11,466	154	—
2021	8,144	8,093	51	—
Thereafter	10,388	10,388	—	—
Total	$435,892	$79,119	$120,444	$236,329
Purchase commitments. Purchase commitments are defined as agreements that are enforceable and legally binding and that specify all significant terms including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase orders for inventory are based on our current manufacturing needs and are generally fulfilled by our subcontractors within a period of eight to twelve weeks. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

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
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper, municipal bonds and corporate bonds with an average maturity of 11 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 1% change in interest rates would have a $1.7 million effect on the fair market value of our portfolio.
Term Debt. At March 31, 2017, we had $226.0 million in principal of variable-interest rate Term Debt outstanding. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $2.3 million for the following 12 months.
Foreign currency exchange risk
We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our liabilities, as well as our operating expenses, consisting principally of salaries and related personnel costs and facilities expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. Furthermore, we anticipate that a material portion of our expenses will continue to be denominated in NIS. To the extent the U.S. dollar weakens against the NIS, we will experience a negative impact on our net income.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.3 million at March 31, 2017. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending March 31, 2017, approximately $21.1 million of our monthly expenses were denominated in NIS. As of March 31, 2017, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 315.0 million NIS, or approximately $86.7 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of the cash flows related to future NIS denominated operating expenses expected to occur over the next twelve months. In addition, as of March 31, 2017, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 163.0 million NIS, or approximately $44.9 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Leverage incurred in connection with our acquisition of EZchip in February 2016 could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent the interest rate on our variable rate debt increases and prevent us from meeting our obligations under the terms of the Term Debt.
As a result of the acquisition of EZchip and the related Term Debt, we have become more leveraged than we have been historically. As of March 31, 2017, we had $226.0 million outstanding under the Term Debt. Our indebtedness could have more important consequences, including:

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

•limiting our flexibility in planning for, or reacting to, changes in the economy and the semiconductor industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•exposing us to interest rate risk to the extent of our variable rate indebtedness; and

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
The Term Debt contains a number of covenants imposing certain restrictions on our business. These restrictions may affect our ability to operate our business and to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability to:
•incur additional indebtedness and issue preferred or redeemable shares;
•incur or create liens;
•consolidate, merge or transfer all or substantially all of our assets;
•make investments, acquisitions, loans or advances or guarantee indebtedness;
•engage in sale and lease back transactions;
•pay dividends or make other distributions;
•redeem or repurchase shares or make other restricted payments; and
•engage in transactions with affiliates.
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
The adoption of InfiniBand is largely dependent on third-party vendors and end users and InfiniBand may not be adopted at prior rates or to the extent that we anticipate.
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
A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2017, sales to Hewlett Packard Enterprise and Dell each accounted for 13% of our total revenues, while sales to our top ten customers accounted for 54% of our revenues. For the year ended December 31, 2016, sales to Hewlett Packard Enterprise accounted for 16% of our total revenues, while sales to our top ten customers accounted for 55% of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
We face intense competition and may not be able to compete effectively, which could reduce our market share, net revenues and profit margin.
The markets in which we operate are extremely competitive and are characterized by rapid technological change, continuously evolving customer requirements and fluctuating average selling prices. We may not be able to compete successfully against current or potential competitors. With respect to InfiniBand products, we compete with Intel Corporation (“Intel”), which has greater resources, multiple product offerings and a leading position in many segments of the semiconductor market. For Ethernet technology, the leading IC vendors include Intel and Broadcom Limited. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Marvell Technology Group, Broadcom Limited and Cavium. The leading Ethernet switch system vendors include Cisco Systems, Inc., Brocade Communications Systems, Inc., Juniper Networks, Inc. and Arista Networks, Inc. In HPC, EDC, Web 2.0, cloud and financial services markets, products based on the InfiniBand standard primarily compete with the industry-standard Ethernet and Fibre Channel interconnect technologies as well as proprietary interconnect technologies, such as Intel’s Omni-Path. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
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
While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test the vast majority of our products, and we must rely on third-party subcontractors to perform these services. We use Taiwan Semiconductor Manufacturing Company for our CMOS process ICs and STMicroelectronics N.V. for our BiCMOS process ICs. We use ASE and Amkor Technology Korea Inc. to assemble, package and production test our IC products. We use Flextronics International Ltd. and Universal Scientific Industrial Co., Ltd., to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.
In addition, the consolidation of foundry subcontractors, as well as the increasing capital intensity and complexity associated with fabrication in smaller process geometries has limited the diversity of our suppliers and increased our risk of a "single point of failure." Specifically, as we move to smaller geometries, we have become increasingly reliant on IC manufacturers. The lack of diversity of suppliers could also drive increased prices and adversely affect our results of operations, including our product gross margins.
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
Some portion of our software may be derived from "open source" software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available to us under licenses, such as the GNU General Public License, which impose certain obligations on us in the event we were to create and distribute derivative works of the open source software. These obligations may require us to make source code for the derivative works available to the public and/or license such derivative works under a particular type of license, rather than the forms of licenses customarily used to protect our intellectual property. In the event that we inadvertently use open source software without the correct license form or a copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work.
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
Our success and ability to compete in the future may depend to a significant degree upon obtaining sufficient patent protection for our proprietary technology. Patents that we currently own do not cover all of the products that we presently sell as we have patent applications pending with respect to certain products, while we have not been able to obtain, or choose not to seek, patent protection for other products. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. Furthermore, any issued patents may be challenged, invalidated or declared unenforceable. Whether or not these patents are issued, the applications may become publicly available and the proprietary information disclosed in the applications will become available to others. The lives of acquired patents may also be of a shorter term depending upon their acquisition dates and the issue dates. The term of any issued patent in the United States and Israel is typically 20 years from its filing date, and if our applications are pending for a long-time period, we may have a correspondingly shorter term for any patent that may be issued. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States and Israel, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business, financial condition and results of operations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later on turn out to be important. In such cases, our lack of intellectual property rights may have a material adverse impact on our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. We recognize revenues for sales to distributors upon sell through by the distributors, net of estimated allowances for price adjustments. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on significant judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be significant differences between actual amounts and our estimates.
If our distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end customers or if they decide to decrease their inventories for any reason, such as adverse global economic conditions or a downturn in technology spending, our sales to these distributors and our revenues may decline. We also face the risk that our distributors may purchase, or for other reasons accumulate, inventory levels of our products in any particular quarter in excess of future anticipated sales to end customers. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods until their inventory levels realign with end-customer demand, which would harm our business and could adversely affect our revenues in such subsequent periods. Our reserve estimates associated with products stocked by our distributors are based largely on reports that our distributors provide to us on a weekly or monthly basis. To date, we believe this resale and channel inventory data have been generally accurate. To the extent that these data are inaccurate or not received in a timely manner, we may not be able to make reserve estimates for future periods accurately or at all.
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
Our products may contain defects and errors. Product defects and errors could result in additional development costs, diversion of technical resources, delayed product shipments, increased warranty-related returns, including wide-scale product recalls, warranty expenses and product liability claims against us which may not be fully covered by insurance. Our products are complex and our quality control tests and procedures may fail to detect any such defects or errors. Delivery of products with defects or reliability, quality or compatibility problems may damage our reputation and our ability to retain existing customers and attract new customers. As a result, defects in our products could have an adverse effect on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of March 31, 2017, we had recorded $738.6 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We prepare our financial statements to conform to generally accepted accounting principles ("GAAP") in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the American Institute of Certified Public Accountants ("AICPA"), the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
We are also subject to regulations concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo (“DRC”). The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures regarding a manufacturer's efforts to identify sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices.
As a result, this could limit the pool of suppliers who can provide us confirmation that the components and parts we source are considered DRC "conflict free," and we may not be able to confirm that we have obtained products or supplies that can be confirmed as DRC "conflict free" in sufficient quantities for our operations. Also, because our supply chain is complex, we may face reputational challenges with our customers, shareholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.
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
We derived 61% and 56% of our revenues in the three months ended March 31, 2017 and 2016, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The Israeli Companies Law, 1999 (the “Companies Law”) generally requires that a merger be approved by the board of directors and by the general meeting of the shareholders. Upon the request of any creditor of a merging company, a court may delay or prevent the merger if it concludes that there is a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy its obligations. In addition, a merger may generally not be completed unless at least (i) 50 days have passed since the filing of the merger proposal with the Israeli Registrar of Companies and (ii) 30 days have passed since the merger was approved by the shareholders of each of the merging companies.
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
In addition, the Companies Law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting.
These provisions could delay, prevent or impede an acquisition of us, even if such an acquisition would be considered beneficial by some of our shareholders.
Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings.
We derive all of our revenues in U.S. dollars. The U.S. dollar is our functional and reporting currency in all of our foreign locations. However, a significant portion of our liabilities, as well as our operating expenses, consisting principally of salaries and related personnel costs and facilities expenses, are denominated in NIS. This foreign currency exposure gives rise to market risk associated with exchange rate movements of the U.S. dollar against the NIS. To the extent that the value of the NIS increases against the U.S. dollar, our expenses on a U.S. dollar cost basis will increase. We cannot predict any future trends in the rate of appreciation of the NIS against the U.S. dollar. If the U.S. dollar cost of our salaries and related personnel costs and facilities expenses in Israel increases, our dollar-measured results of operations will be adversely affected. Our operations also could be adversely affected if we are unable to hedge against currency fluctuations in the future. Further, because all of our international revenues are denominated in U.S. dollars, a strengthening of the dollar versus other currencies could make our products less competitive in foreign markets and the collection of our receivables more difficult. To help manage this risk we have been engaged in foreign currency hedging activities, comprised of currency derivative instruments and natural hedges.
Our cost in Israel in U.S. dollar terms will also increase if inflation in Israel exceeds the devaluation of the NIS against the U.S. dollar or if the timing of such devaluation lags behind inflation in Israel.
The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
The United Kingdom (“U.K.”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union (“Brexit”). Following the recent U.K. Supreme Court ruling, the Parliament voted on February 1, 2017 in favor of starting the Brexit process. On March 29, 2017, the U.K. Prime Minister began the process for the U.K. to exit the European Union. Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to European Union markets either during a transitional period or more permanently. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 ("The Law"). The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
If we elect to distribute dividends out of exempt income derived from "Approved/Beneficiary Enterprise" income, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12-year limitation does not apply to foreign investment companies. The Law has defined certain actions that are deemed as dividend distributions and would trigger the recapture of tax benefits.
The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
We have received grants from the government of Israel through the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, we can be subject to restrictions on the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
As of April 21, 2017, based on information filed with the SEC or reported to us, Oracle Corporation beneficially owned an aggregate of approximately 7.6% of our outstanding ordinary shares and FMR, LLC owned approximately 5.3% of our outstanding ordinary shares. These shareholders, taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 18.2% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.
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
Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Under certain circumstances and subject to receiving a ruling from the ITA, Israeli tax law generally provides that a shareholder who exchanges our shares for shares that are listed for trading on an Exchange in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. For a further discussion of Israeli laws relating to mergers and acquisitions, please see "Risk Factors-Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.
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
Changes in the laws and regulations affecting public companies, including Israeli laws, rules adopted by the SEC, the NASDAQ Stock Market, the Financial Accounting Standards Board and the Public Company Accounting Oversight Board, may result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
None.

ITEM 6 — EXHIBITS

3.1	(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 9, 2016)
3.2	†	Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006)
10.1	†	Lease Agreement, dated April 9, 2017, by and between the Company, as tenant, and Rubinstein Buildings Ltd., as landlord (as translated from Hebrew)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
† Filed herewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 5, 2017	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)