Form 10-Q
period 2017-06-30
Mellanox Technologies, Ltd.
filed 2017-08-04
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of July 28, 2017, was 50,287,393.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$55,722	$56,780
Short-term investments	254,545	271,661
Accounts receivable, net	149,548	141,768
Inventories	71,961	65,523
Other current assets	20,726	17,346
Total current assets	552,502	553,078
Property and equipment, net	121,173	118,585
Severance assets	17,814	15,870
Intangible assets, net	253,440	278,031
Goodwill	471,228	471,228
Deferred taxes and other long-term assets	50,506	36,713
Total assets	$1,466,663	$1,473,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,754	$59,533
Accrued liabilities	94,446	105,042
Deferred revenue	23,013	24,364
Current portion of term debt	21,773	23,628
Total current liabilities	197,986	212,567
Accrued severance	23,041	19,874
Deferred revenue	15,237	15,968
Term debt	191,570	218,786
Other long-term liabilities	33,741	30,580
Total liabilities	461,575	497,775
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 50,278 and 49,076 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	215	209
Additional paid-in capital	820,217	774,605
Accumulated other comprehensive income (loss)	3,836	(928)
Retained earnings	180,820	201,844
Total shareholders’ equity	1,005,088	975,730
Total liabilities and shareholders' equity	$1,466,663	$1,473,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Total revenues	$211,962	$214,801	$400,613	$411,611
Cost of revenues	73,427	79,807	137,877	150,288
Gross profit	138,535	134,994	262,736	261,323
Operating expenses:
Research and development	92,348	82,324	180,839	153,358
Sales and marketing	38,110	32,576	73,867	63,804
General and administrative	12,476	13,494	24,995	41,432
Total operating expenses	142,934	128,394	279,701	258,594
Income (loss) from operations	(4,399)	6,600	(16,965)	2,729
Interest expense	(1,996)	(2,215)	(3,989)	(3,213)
Other income, net	827	315	1,510	376
Interest and other, net	(1,169)	(1,900)	(2,479)	(2,837)
Income (loss) before taxes on income	(5,568)	4,700	(19,444)	(108)
Provision for taxes on income	2,423	46	791	2,406
Net income (loss)	$(7,991)	$4,654	$(20,235)	$(2,514)
Net income (loss) per share — basic	$(0.16)	$0.10	$(0.41)	$(0.05)
Net income (loss) per share — diluted	$(0.16)	$0.09	$(0.41)	$(0.05)
Shares used in computing net income (loss) per share:
Basic	50,056	47,900	49,698	47,629
Diluted	50,056	49,194	49,698	47,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$(7,991)	$4,654	$(20,235)	$(2,514)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	(47)	48	22	648
Change in unrealized gains/losses on derivative contracts, net of tax	498	(2,143)	4,742	1,349
Other comprehensive income (loss), net of tax	451	(2,095)	4,764	1,997
Total comprehensive income (loss), net of tax	$(7,540)	$2,559	$(15,471)	$(517)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(20,235)	$(2,514)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	50,814	46,231
Deferred income taxes	(704)	1,266
Share-based compensation	32,433	31,551
Gain on investments, net	(1,701)	(489)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(7,780)	(16,886)
Inventories	(7,679)	10,598
Prepaid expenses and other assets	(2,667)	3,598
Accounts payable	48	9,679
Accrued liabilities and other liabilities	(1,141)	5,583
Net cash provided by operating activities	41,388	88,617

Cash flows from investing activities:
Purchase of severance-related insurance policies	(651)	(546)
Purchase of short-term investments	(69,110)	(153,486)
Proceeds from sales of short-term investments	74,359	200,457
Proceeds from maturities of short-term investments	13,590	97,388
Purchase of property and equipment	(27,120)	(15,755)
Purchase of intangible assets	(1,647)	—
Purchase of investments in private companies	(11,000)	(107)
Acquisition, net of cash acquired of $87.5 million	—	(693,692)
Net cash used in investing activities	(21,579)	(565,741)

Cash flows from financing activities:
Proceeds from term debt	—	280,000
Principal payments on term debt	(30,000)	(7,000)
Term debt issuance costs	—	(5,521)
Payments on capital lease and intangible asset financings	(3,263)	(491)
Proceeds from issuances of ordinary shares through employee equity incentive plans	12,396	10,438
Net cash provided by (used in) financing activities	(20,867)	277,426

Net decrease in cash and cash equivalents	(1,058)	(199,698)
Cash and cash equivalents at beginning of period	56,780	263,199
Cash and cash equivalents at end of period	$55,722	$63,501

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$3,877	$—
Unpaid property and equipment	$6,003	$8,867
Transfer from inventory to property and equipment	$1,241	$2,358

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter.
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
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IBM	15%	*	*	*
Hewlett Packard Enterprise ("HPE")	14%	12%	13%	16%
Dell Technologies	11%	*	12%	*
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	June 30, 2017	December 31, 2016
IBM	19%	*
HPE	*	23%
____________________
* Less than 10%

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Product warranty
The following table provides changes in the product warranty accrual for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Balance, beginning of the period	$1,474	$1,641
Assumed warranty liability from acquisition	—	290
New warranties issued during the period	756	684
Reversal of warranty reserves	(350)	(358)
Settlements during the period	(745)	(532)
Balance, end of the period	1,135	1,725
Less: long-term portion of product warranty liability	(180)	(360)
Current portion, end of the period	$955	$1,365
Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income (loss)	$(7,991)	$4,654	$(20,235)	$(2,514)
Basic and diluted shares:
Weighted average ordinary shares outstanding	50,056	47,900	49,698	47,629
Effect of dilutive shares	—	1,294	—	—
Shares used to compute diluted net income (loss) per share	50,056	49,194	49,698	47,629
Net income (loss) per share — basic	$(0.16)	$0.10	$(0.41)	$(0.05)
Net income (loss) per share — diluted	$(0.16)	$0.09	$(0.41)	$(0.05)
The Company excluded 5.5 million outstanding share options and restricted share units ("RSUs") from the computation of diluted net loss per share for the three months ended June 30, 2017, 0.5 million potentially dilutive share options and RSUs from the computation of diluted net income per share for the three months ended June 30, 2016, and 5.5 million and 5.6 million outstanding share options and RSUs from the computation of diluted net loss per share for the six months ended June 30, 2017 and 2016, respectively, because including them would have had an anti-dilutive effect.
Recent accounting pronouncements
In October 2016, the Financial Accounting Standards Board, ("FASB") issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The standard is effective for the Company beginning January 1, 2018, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard should be adopted on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The standard clarifies how companies present and classify certain cash receipts and cash

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and may be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB has issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which become effective for the Company beginning January 1, 2018. The Company expects to adopt the new revenue standards using the modified retrospective method. Under the current guidance, the Company defers the recognition of revenue and the cost of revenue from distributor sales until the distributors report that they have sold the products to their customers (known as “sell-though” revenue recognition). Upon the adoption of the new revenue standards, the Company will recognize revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments. The Company is still in the process of evaluating the other effects that the new revenue standards will have on its consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	June 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$150,180	$142,400
Less: allowance for doubtful accounts	(632)	(632)
	$149,548	$141,768
Inventories:
Raw materials	$8,046	$8,243
Work-in-process	25,082	26,118
Finished goods	38,833	31,162
	$71,961	$65,523
Other current assets:
Prepaid expenses	$9,941	$9,053
Derivative contracts receivable	4,004	257
VAT receivable	4,412	6,093
Other	2,369	1,943
	$20,726	$17,346
Property and equipment, net:
Computer, equipment, and software	$234,120	$214,719
Furniture and fixtures	5,279	5,210
Leasehold improvements	49,914	46,693
	289,313	266,622
Less: Accumulated depreciation and amortization	(168,140)	(148,037)
	$121,173	$118,585
Deferred taxes and other long-term assets:
Equity investments in private companies	$19,720	$12,720
Deferred taxes	23,117	22,413
Other assets	7,669	1,580
	$50,506	$36,713
Accrued liabilities:
Payroll and related expenses	$58,271	$62,969
Accrued expenses	28,820	33,125
Derivative contracts payable	11	1,006
Product warranty liability	955	1,263
Other	6,389	6,679
	$94,446	$105,042
Other long-term liabilities:
Income tax payable	$26,754	$24,184
Deferred rent	2,549	2,504
Other	4,438	3,892
	$33,741	$30,580

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip Semiconductor Ltd. ("EZchip"). Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip (the "Merger Agreement") the total consideration was $782.2 million including $1.0 million attributable to assumed RSUs. The net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
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
There were no acquisition-related expenses for the EZchip acquisition for the three months ended June 30, 2017. Acquisition-related expenses for the EZchip acquisition for the six months ended June 30, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the three and six months period ending June 30, 2016 were $0.5 million and $7.2 million, respectively, and primarily consisted of investment banking, consulting and other professional fees.

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

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of June 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of June 30, 2017, the remaining principal of $216.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $218.0 million at June 30, 2017 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$2,154	$—	$2,154
Certificates of deposit	—	75,574	75,574
U.S. Government and agency securities	—	48,121	48,121
Commercial paper	—	27,425	27,425
Corporate bonds	—	78,192	78,192
Municipal bonds	—	10,175	10,175
Foreign government bonds	—	15,058	15,058
	2,154	254,545	256,699
Derivative contracts	—	4,004	4,004
Total financial assets	$2,154	$258,549	$260,703
Derivative contracts	—	11	11
Total financial liabilities	$—	$11	$11
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
There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2017 and the year ended December 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$53,568	$—	$—	$53,568
Money market funds	2,154	—	—	2,154
Certificates of deposit	75,586	2	(14)	75,574
U.S. Government and agency securities	48,259	1	(139)	48,121
Commercial paper	27,431	8	(14)	27,425
Corporate bonds	78,208	51	(67)	78,192
Municipal bonds	10,206	—	(31)	10,175
Foreign government bonds	15,069	2	(13)	15,058
Total	310,481	64	(278)	310,267
Less amounts classified as cash and cash equivalents	(55,722)	—	—	(55,722)
Short-term investments	$254,759	$64	$(278)	$254,545

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,947	$—	$—	$54,947
Money market funds	1,833	—	—	1,833
Certificates of deposit	78,643	—	—	78,643
U.S. Government and agency securities	56,431	2	(86)	56,347
Commercial paper	29,486	—	(3)	29,483
Corporate bonds	94,292	37	(167)	94,162
Municipal bonds	7,718	—	(12)	7,706
Foreign government bonds	5,327	—	(7)	5,320
Total	328,677	39	(275)	328,441
Less amounts classified as cash and cash equivalents	(56,780)	—	—	(56,780)
Short-term investments	$271,897	$39	$(275)	$271,661
Interest income and gains on short-term investments, net were $0.8 million and $0.6 million for the three months ended June 30, 2017 and 2016, respectively. Interest income and gains on short-term investments, net were $1.7 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The contractual maturities of short-term investments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$172,611	$172,534	$157,270	$157,163
Due in one to three years	82,148	82,011	114,627	114,498
	$254,759	$254,545	$271,897	$271,661
Equity investments in privately-held companies:
As of June 30, 2017 and December 31, 2016, the Company held a total of $19.7 million and $12.7 million, respectively, in equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2016	$471,228
Acquisitions	—
Adjustments	—
Balance as of June 30, 2017	$471,228
The carrying amounts of intangible assets as of June 30, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$30,106	$(11,013)	$19,093
Developed technology	250,043	(96,792)	153,251
Customer relationships	69,776	(21,257)	48,519
Trade names	5,600	(2,523)	3,077
Total finite-lived amortizable intangible assets	355,525	(131,585)	223,940
In-process research and development	29,500	—	29,500
Total intangible assets	$385,025	$(131,585)	$253,440

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of intangible assets as of December 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$24,583	$(6,559)	$18,024
Developed technology	250,043	(75,591)	174,452
Customer relationships	69,776	(17,731)	52,045
Backlog	11,300	(11,300)	—
Trade names	5,600	(1,590)	4,010
Total finite-lived amortizable intangible assets	361,302	(112,771)	248,531
In-process research and development	29,500	—	29,500
Total intangible assets	$390,802	$(112,771)	$278,031
Amortization expense of intangible assets totaled approximately $15.1 million and $16.0 million for the three months ended June 30, 2017 and 2016, respectively. Amortization expense of intangible assets totaled approximately $30.1 million and $27.7 million for the six months ended June 30, 2017 and 2016, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2017 (remaining six months)	$30,360
2018	55,377
2019	47,519
2020	36,320
2021	30,673
Thereafter	23,691
Total	$223,940

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
The Company enters into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the New Israeli Shekels ("NIS") against the U.S. dollar that are associated with forecasted cash flows and existing assets and liabilities. The Company accounts for its derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Derivative Contracts
The fair value of derivatives contracts in the unaudited condensed consolidated balance sheets at June 30, 2017 and December 31, 2016 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	June 30, 2017		December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$4,004	$4	$257	$999
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$7	$—	$7
Total derivatives	$4,004	$11	$257	$1,006
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$61,670	$105,730
Derivatives not designated as hedging instruments
Currency forward and option contracts	$40,046	$34,330
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of June 30, 2017 and December 31, 2016 and their effect on OCI for the six months ended June 30, 2017:

(in thousands)
December 31, 2016	$(692)
Amount of gain recognized in OCI (effective portion)	8,557
Amount of gain reclassified from OCI to income (effective portion)	(3,815)
June 30, 2017	$4,050
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2017 and 2016 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating income	$2,379	$23	$—	$—
Other income	$—	$—	$1,239	$271

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2017 and 2016 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Operating income	$3,815	$161	$—	$—
Other income	$—	$—	$3,305	$543

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At June 30, 2017, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2017 (remaining six months)	$12,271
2018	19,878
2019	14,607
2020	12,188
2021	11,274
Thereafter	64,531
Total minimum lease payments	$134,749

Purchase commitments

At June 30, 2017, the Company had the following non-cancelable purchase commitments:

(in thousands)
2017 (remaining six months)	$99,551
2018	16,148
2019	530
2020	—
2021	—
Thereafter	—
$116,229
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At June 30, 2017, the estimated total future lease obligation is approximately $30.5 million. Over a twelve

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

month period an estimated rental expense is approximately $3.1 million, and if recognized, would increase the Company's operating expenses in its condensed consolidated statement of operations.
Royalty-bearing grants
The Company is obliged to pay royalties to the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984 (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% of the revenues of the Company's products incorporating OCS-funded know-hows, and up to the amount of the grants received. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, the Company cannot make a reliable estimate as to the timing of cash settlement of the royalties. At June 30, 2017, the Company estimated a total future royalty obligation of approximately $36.7 million, and if recognized, would increase the Company's cost of revenues in its condensed consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with respective taxing authorities. As of June 30, 2017, the Company's unrecognized tax benefits totaled $44.7 million, out of which an amount of $27.5 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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
The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”), which constitutes a second amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the “2006 Plan”), as amended and restated by the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) as of March 14, 2016 (the “First Restated Plan”). The Second Restated Plan became effective on February 14, 2017. The Second Restated Plan increases the ordinary shares reserved for issuance under the First Restated Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restated Plan that expire, are cancelled or otherwise terminated after the effective date of the First Restated Plan. The Second Restated Plan also extends the term of the First Restated Plan to February 14, 2027. In addition, the Second Restated Plan implements additional amendments to reflect compensation and governance best practices.
Share option activity
Share option activity under the Company's equity incentive plans in the six months ended June 30, 2017 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,634,485	$32.79
Options exercised	(154,747)	$14.52
Options canceled	(13,420)	$61.82
Outstanding at June 30, 2017	1,466,318	$34.46
The total pretax intrinsic value of options exercised in the six months ended June 30, 2017 and 2016 was $8.8 million and $6.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $43.30 on June 30, 2017, the total pretax intrinsic value of options outstanding at June 30, 2017 was $27.5 million. The total pretax intrinsic value of options outstanding at December 31, 2016 was $29.0 million.
There were 1,463,783 and 1,624,756 options exercisable at June 30, 2017 and December 31, 2016, respectively. The total pretax intrinsic value of exercisable options at June 30, 2017, was $27.5 million. The total pretax intrinsic value of exercisable options at December 31, 2016 was $28.9 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the six months ended June 30, 2017 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2016	3,324,519	$46.67
Restricted share units granted	1,662,375	$50.42
Restricted share units vested	(777,827)	$46.72
Restricted share units canceled	(181,674)	$47.21
Non-vested restricted share units at June 30, 2017	4,027,393	$48.18
The weighted average fair value of RSUs granted in the six months ended June 30, 2017 and 2016 was $50.42 and $48.75, respectively.
The total intrinsic value of all outstanding RSUs as of June 30, 2017 and December 31, 2016 was $174.4 million and $136.0 million, respectively.
Employee Stock Purchase Plan activity
There were 269,698 and 218,943 shares purchased under the ESPP for the six months ended June 30, 2017 and 2016 at an average price per share of $37.63 and $33.30, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2017:

Number of Shares
Share options outstanding	1,466,318
Restricted share units outstanding	4,027,393
Shares authorized for future issuance	699,435
ESPP shares available for future issuance	3,724,647
Total shares reserved for future issuance as of June 30, 2017	9,917,793
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Dividend yield	—%	—%
Expected volatility	25.3%	37.6%
Risk free interest rate	0.91%	0.50%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of goods sold	$575	$671	$1,057	$1,146
Research and development	10,297	10,770	18,987	19,922
Sales and marketing	4,010	3,889	7,348	7,537
General and administrative	2,783	2,764	5,041	7,755
Total share-based compensation expense	$17,665	$18,094	$32,433	$36,360
Share-based compensation expense for the six months ended June 30, 2016 included cash payments of $4.8 million for the settlement of accelerated RSUs for individuals terminated on the closing date of the EZchip acquisition.
At June 30, 2017, there was $177.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.98 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	22	8,557	8,579
Realized (gains)/losses reclassified from accumulated other comprehensive income	—	(3,815)	(3,815)
Net current-period other comprehensive income/(loss), net of taxes	22	4,742	4,764
Balance at June 30, 2017	$(214)	$4,050	$3,836

Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/(loss) before reclassifications, net of taxes	166	1,510	1,676
Realized (gains)/losses reclassified from accumulated other comprehensive income	482	(161)	321
Net current-period other comprehensive income/(loss), net of taxes	648	1,349	1,997
Balance at June 30, 2016	$70	$258	$328
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(3,815)	$(161)	Cost of revenues and Operating expenses:
	(220)	(10)	Cost of revenues
	(427)	(22)	General and administrative
	(372)	(17)	Sales and marketing
	(2,796)	(112)	Research and development
Realized (gains)/losses on available-for-sale securities	—	482	Other income, net
Total reclassifications for the period	$(3,815)	$321	Total

NOTE 11—INCOME TAXES:
As of June 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $44.7 million and $41.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.5 million at June 30, 2017 and $1.8 million at December 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On January 12, 2017, the Company received a ruling from the Israeli Tax Authorities ("ITA"), which approved a succession of mergers in a tax-exempted manner, subject to certain limitations (the "Tax-Exempted Merger"), in which EZchip Technologies Ltd., fully owned by EZchip, merged into EZchip, which in turn merged into the Company. The Tax-Exempted Merger resulted in a net increase of approximately $0.9 million in deferred tax assets and a corresponding increase in benefit from taxes on income during the first quarter of 2017.
As of June 30, 2017, the 2013 through 2016 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of June 30, 2017, the 2011 through 2016 tax years are open and may be subject to potential examinations in Denmark and Israel. As of June 30, 2017, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the ITA for certain years from 2011 to 2014.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (43.5)% and 1.0% for the three months ended June 30, 2017 and 2016, respectively. The Company’s effective tax rates were (4.1)% and (2,227.8)% for the six months ended June 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the 35% federal statutory rate for the six months ended June 30, 2017 resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
The Company has maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at June 30, 2017, that these deferred tax assets are not more-likely-than-not to be realized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income and gains on short-term investments, net	$951	$733	$1,828	$848
Foreign exchange loss, net	(161)	(359)	(322)	(368)
Other	37	(59)	4	(104)
Other income, net	$827	$315	$1,510	$376

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
The following table presents the Term Debt at June 30, 2017:

(in thousands)
Term Debt, principal amount	$216,000
Less unamortized debt issuance costs	2,657
Term Debt, principal net of unamortized debt issuance costs	$213,343
Effective interest rate	3.5%
During the six months ended June 30, 2017 the Company paid $30.0 million of principal. At June 30, 2017, future scheduled principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2017 remainder of year	$—
2018	58,500
2019	157,500
$216,000
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
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Term Debt, together with accrued interest and fees, to be immediately due and payable. At June 30, 2017, the Company was in compliance with the covenants for the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2017 and results of operations for the three and six months ending June 30, 2017 and 2016 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
Overview
General
We are a fabless semiconductor company that designs, manufactures (through subcontractors) and sells high-performance interconnect products and solutions primarily based on the Ethernet and InfiniBand standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including High Performance Computing ("HPC"), cloud, Web 2.0, Big Data, machine learning, storage, telecommunications, financial services, and enterprise data centers. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable InfiniBand and Ethernet solutions with leading performance. We are a leading supplier of 25/50/100Gb/s Ethernet adapters, switches, optical modules, and cables. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 25/40/50 or 100Gb/s.

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
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. At June 30, 2017, the principal and carrying value of the Term Debt was $216.0 million and $213.3 million, respectively.
We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.
There were no acquisition-related expenses for the EZchip acquisition for the three months ended June 30, 2017. Acquisition-related expenses for the EZchip acquisition for the six months ended June 30, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the three and six months ended June 30, 2016 were $0.5 million and $7.2 million, respectively, and consisted primarily of investment banking, consulting, employee-related and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $15.1 million and $16.0 million for the three months ended June 30, 2017 and 2016, respectively. Amortization of intangible assets was $30.1 million and $27.7 million for the six months ended June 30, 2017 and 2016, respectively. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the unaudited condensed consolidated financial statements.
Litigation Settlement
On March 7, 2016, we entered into a settlement and patent license agreement that resolved all litigation matters between Avago Technologies Ltd. (now Broadcom Limited) (“Avago”), IPtronics, Inc., IPtronics A/S (now Mellanox Technologies Denmark Aps) and Mellanox. Under the settlement, we agreed with Avago not to sue each other for a period of 5 years. The settlement was deemed not contributory to our operations or products sold. As a result, we recorded a settlement expense in our operating expenses in the amount of $5.1 million in our first quarter ended March 31, 2016.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended June 30, 2017 were $212.0 million compared to $214.8 million for the three months ended June 30, 2016, representing a decrease of $2.8 million, or approximately 1.3%. Revenues for the six months ended June 30, 2017 were $400.6 million compared to $411.6 million for the six months ended June 30, 2016, representing a decrease of $11.0 million, or approximately 2.7%. Our revenues for the six months ended June 30, 2017 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other InfiniBand and Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, Big Data, machine learning, telecommunications, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 57% and 59% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. Sales to customers representing 10% or more of revenues accounted for 25% and 16% of our total revenues for the six months ended June 30, 2017 and 2016, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Encouragement Law. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.

On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
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
See our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 17, 2017, for a discussion of additional critical accounting policies and estimates. Other than the adoption of ASU No. 2016-09 as discussed in Note 1 of the financial statements, there have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2016.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Total revenues	100%	100%	100%	100%
Cost of revenues	(35)	(37)	(34)	(37)
Gross profit	65	63	66	63
Operating expenses:
Research and development	44	38	45	37
Sales and marketing	18	15	18	16
General and administrative	5	7	7	9
Total operating expenses	67	60	70	62
Income (loss) from operations	(2)	3	(4)	1
Interest expense	(1)	(1)	(1)	(1)
Other income, net	—	—	—	—
Interest and other, net	(1)	(1)	(1)	(1)
Income (loss) before taxes on income	(3)	2	(5)	—
Provision for taxes on income	1	—	—	1
Net income (loss)	(4)%	2%	(5)%	(1)%
Comparison of the Three Months Ended June 30, 2017 to the Three Months Ended June 30, 2016
The following tables represent our total revenues for the three months ended June 30, 2017 and 2016 by product type and interconnect protocol:

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
ICs	$34,063	16.1%	$46,539	21.7%
Boards	80,425	37.9%	82,481	38.4%
Switch systems	56,189	26.5%	49,873	23.2%
Cables, accessories and other	41,285	19.5%	35,908	16.7%
Total Revenue	$211,962	100.0%	$214,801	100.0%

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$59,436	28.0%	$24,779	11.5%
FDR	42,978	20.3%	74,510	34.7%
QDR/DDR/SDR	5,697	2.7%	11,715	5.5%
Total	108,111	51.0%	111,004	51.7%
Ethernet	87,023	41.1%	88,027	41.0%
Other	16,828	7.9%	15,770	7.3%
Total revenue	$211,962	100.0%	$214,801	100.0%
Revenues. Revenues were $212.0 million for the three months ended June 30, 2017, compared to $214.8 million for the three months ended June 30, 2016, representing a decrease of $2.8 million, or approximately 1.3%. Our InfiniBand customers continued transitioning from FDR products to the EDR product generation. Year-over-year FDR product sales decreased by

$31.5 million, while EDR product sales increased by $34.7 million. The revenues for the three months ended June 30, 2017 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $138.5 million for the three months ended June 30, 2017, compared to $135.0 million for the three months ended June 30, 2016, representing an increase of $3.5 million, or approximately 2.6%. Gross margin increased to 65.4% in the three months ended June 30, 2017 from approximately 62.8% in the three months ended June 30, 2016. The increase in gross margin was primarily due to the amortization cost of inventory step-up of $4.2 million and backlog of $3.4 million related to the EZchip acquisition incurred during the three months ended June 30, 2016. Gross margin for the three months ended June 30, 2017 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$50,220	23.7%	$45,291	21.1%
Share-based compensation	10,297	4.9%	10,770	5.0%
Development and tape-out costs	9,880	4.7%	9,284	4.3%
Other	21,951	10.3%	16,979	7.9%
Total Research and development	$92,348	43.6%	$82,324	38.3%
Research and development expenses were $92.3 million for the three months ended June 30, 2017, compared to $82.3 million for the three months ended June 30, 2016, representing an increase of $10.0 million, or approximately 12%. The increase in salaries and benefits expenses was primarily attributable to headcount additions and merit increases. The increase in other expenses was primarily due to higher depreciation expense, amortization costs related to acquired intangible assets, professional services, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$23,300	11.0%	$18,935	8.8%
Share-based compensation	4,010	1.9%	3,889	1.8%
Trade shows and promotions	4,692	2.2%	4,262	2.0%
Other	6,108	2.9%	5,490	2.6%
Total Sales and marketing	$38,110	18.0%	$32,576	15.2%
Sales and marketing expenses were $38.1 million for the three months ended June 30, 2017, compared to $32.6 million for the three months ended June 30, 2016, representing an increase of $5.5 million, or approximately 17%. The increase in salaries and benefits expenses was primarily related to headcount additions and merit increases. The increase in other expenses primarily reflects higher facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,432	2.6%	$5,210	2.4%
Share-based compensation	2,783	1.3%	2,764	1.3%
Professional services	2,603	1.2%	3,516	1.6%
Other	1,658	0.8%	2,004	0.9%
Total General and administrative	$12,476	5.9%	$13,494	6.2%
General and administrative expenses were $12.5 million for the three months ended June 30, 2017, compared to $13.5 million for the three months ended June 30, 2016, representing a decrease of $1.0 million, or approximately 8%, primarily due to lower accounting and audit fees in 2017, and a decrease in consulting and other professional fees related to the EZchip acquisition incurred during the three months ended June 30, 2016.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of income:

	Three Months Ended June 30,
	2017	2016
	(in thousands)
Cost of goods sold	$575	$671
Research and development	10,297	10,770
Sales and marketing	4,010	3,889
General and administrative	2,783	2,764
	$17,665	$18,094
Share-based compensation expenses were $17.7 million for the three months ended June 30, 2017, compared to $18.1 million for the three months ended June 30, 2016, representing a decrease of $0.4 million, or approximately 2%.
Interest and other, net in the three months ended June 30, 2017 was an expense of $1.2 million as compared to an expense of $1.9 million for the three months ended June 30, 2016. The change was primarily attributable to a decrease in interest expense of $0.2 million associated with the Term Debt, an increase of $0.2 million in gains on sales of marketable securities, and a decrease of $0.2 million in foreign exchange losses.
Provision for (benefit from) Taxes on Income. Our provision for taxes on income was $2.4 million for the three months ended June 30, 2017 as compared to $46.0 thousand for the three months ended June 30, 2016.
Our effective tax rate was (43.5)% and 1.0% for three months ended June 30, 2017 and 2016, respectively. For the three months ended June 30, 2017, the difference between the (43.5)% effective tax rate and the 35% federal statutory rate resulted primarily from the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we consider available positive and negative evidence including our recent cumulative losses, our ability to carry-back losses against prior taxable income and our projected financial results. We also consider, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-

than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results.
Comparison of the Six Months Ended June 30, 2017 to the Six Months Ended June 30, 2016
The following tables represent our total revenues for the six months ended June 30, 2017 and 2016 by product type and interconnect protocol:

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
ICs	$76,485	19.1%	$75,070	18.2%
Boards	144,717	36.1%	175,413	42.6%
Switch systems	103,335	25.8%	93,696	22.8%
Cables, accessories and other	76,076	19.0%	67,432	16.4%
Total Revenue	$400,613	100.0%	$411,611	100.0%

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$99,059	24.7%	$45,782	11.1%
FDR	92,807	23.2%	154,852	37.6%
QDR/DDR/SDR	13,230	3.3%	23,543	5.8%
Total	205,096	51.2%	224,177	54.5%
Ethernet	167,500	41.8%	156,652	38.1%
Other	28,017	7.0%	30,782	7.4%
Total revenue	$400,613	100.0%	$411,611	100.0%
Revenues. Revenues were $400.6 million for the six months ended June 30, 2017, compared to $411.6 million for the six months ended June 30, 2016, representing a decrease of $11.0 million, or approximately 2.7%. Our InfiniBand customers continued transitioning from FDR products to the EDR product generation. Year-over-year FDR product sales decreased by $62.0 million, while EDR product sales increased by $53.3 million. Ethernet revenue increased by $10.8 million primarily due to the adoption of our 25/50/100 gigabit solutions. The revenues for the six months ended June 30, 2017 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $262.7 million for the six months ended June 30, 2017, compared to $261.3 million for the six months ended June 30, 2016, representing an increase of $1.4 million, or approximately 0.5%. Gross margin increased to 65.6% in the six months ended June 30, 2017 from approximately 63.5% in the six months ended June 30, 2016. The improvement in gross margin was primarily due to the decrease in the amortization cost of inventory step-up of $7.5 million and backlog of $8.4 million related to the EZchip acquisition, partially offset by the effect of a full two quarters of amortization of the acquired intangible assets for the six months ended June 30, 2017, as opposed to approximately one and a half quarters of amortization for the six months ended June 30, 2016. Gross margin for the six months ended June 30, 2017 is not necessarily indicative of future results.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$96,201	24.0%	$82,269	20.0%
Share-based compensation	18,987	4.7%	19,922	4.8%
Development and tape-out costs	22,943	5.7%	18,150	4.4%
Other	42,708	10.6%	33,017	8.1%
Total Research and development	$180,839	45.0%	$153,358	37.3%
Research and development expenses were $180.8 million for the six months ended June 30, 2017, compared to $153.4 million for the six months ended June 30, 2016, representing an increase of $27.5 million, or approximately 17.9%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition and merit increases. The increase in development and tape-out costs reflects continued investments in new products. The increase in other expenses was primarily due to higher depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$44,314	11.0%	$36,228	8.8%
Share-based compensation	7,348	1.8%	7,537	1.8%
Trade shows and promotions	10,203	2.5%	9,935	2.4%
Other	12,002	3.0%	10,104	2.5%
Total Sales and marketing	$73,867	18.3%	$63,804	15.5%
Sales and marketing expenses were $73.9 million for the six months ended June 30, 2017, compared to $63.8 million for the six months ended June 30, 2016, representing an increase of $10.1 million, or approximately 15.8%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition, and facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$10,728	2.7%	$10,509	2.6%
Share-based compensation	5,041	1.2%	7,755	1.9%
Professional services	5,914	1.5%	19,273	4.7%
Other	3,312	0.8%	3,895	0.9%
Total General and administrative	$24,995	6.2%	$41,432	10.1%
General and administrative expenses were $25.0 million for the six months ended June 30, 2017, compared to $41.4 million for the six months ended June 30, 2016, representing a decrease of $16.4 million, or approximately 39.7%. The decrease in share-based compensation was primarily related to $2.7 million of cash payments made during the six months ended June 30, 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition. The decrease in professional services expenses was primarily due to the fact that during the six months ended June 30, 2016 we incurred $6.3 million of investment banking, consulting and other professional fees related to the EZchip acquisition, and $5.1 million of litigation settlement costs and legal fees.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of income:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cost of goods sold	$1,057	$1,146
Research and development	18,987	19,922
Sales and marketing	7,348	7,537
General and administrative	5,041	7,755
	$32,433	$36,360
Share-based compensation expenses were $32.4 million for the six months ended June 30, 2017, compared to $36.4 million for the six months ended June 30, 2016, representing a decrease of $3.9 million, or approximately 10.8%. The decrease was primarily related to $4.8 million of cash payments made during the six months ended June 30, 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition.
Interest and other, net in the six months ended June 30, 2017 was an expense of $2.5 million as compared to an expense of $2.8 million for the six months ended June 30, 2016. The change was primarily attributable to the increase of $1.0 million in gains on sales of marketable securities, partially offset by the increase in interest expense of $0.8 million associated with the Term Debt due to an increase in the variable interest rate.
Provision for Taxes on Income. Our provision for taxes on income was $0.8 million for the six months ended June 30, 2017 as compared to a provision for taxes on income of $2.4 million for the six months ended June 30, 2016.
Our effective tax rate was (4.1)% and (2,227.8)% for six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the difference between the (4.1)% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.

Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of June 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $55.7 million and short-term investments of $254.5 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and financed it with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. During the six months ended June 30, 2017, we paid $30.0 million of principal. At June 30, 2017, the total amount of future payments related to the Term Debt was estimated at $225.5 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of June 30, 2017, our subsidiaries outside of Israel held approximately $12.9 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$55,722	$56,780
Short-term investments	254,545	271,661
Total	$310,267	$328,441
Working capital	$354,516	$340,511
Our ratio of current assets to current liabilities was 2.8:1 and 2.6:1 at June 30, 2017 and December 31, 2016, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $41.4 million in the six months ended June 30, 2017. The adjustments from net loss of $20.2 million to net cash provided by operating activities mainly included net non-cash items of $82.5 million, partially offset by gain on investments of $1.7 million, and changes in assets and liabilities of $(19.2) million. Non-cash expenses consisted primarily of $50.8 million of depreciation and amortization, $32.4 million of share-based compensation, and $(0.7) million related to the changes in deferred income taxes. The $(19.2) million cash outflow from changes in assets and liabilities is attributed to an increase in accounts receivable of $7.8 million, primarily due to timing of collections, an increase in inventory of $7.7 million, an increase in prepaid expense and other assets of $2.7 million, and a decrease of $1.1 million in accrued liabilities and other liabilities.
Net cash provided by our operating activities amounted to $88.6 million in the six months ended June 30, 2016. The adjustments from net loss of $2.5 million to net cash provided by operating activities mainly included net non-cash items of $79.0 million and changes in assets and liabilities of $12.6 million. Non-cash expenses consisted primarily of $46.2 million of depreciation and amortization, $31.6 million of share-based compensation, and $1.3 million of deferred income taxes. The $12.6 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to a decrease in inventory of $10.6 million, an increase in accounts payable of $9.7 million due to timing of payments, an increase of $5.6 million in accrued liabilities and other liabilities, and a decrease in prepaid expenses and other assets of $3.6 million. These were partially offset by an increase in accounts receivable of $16.9 million, primarily due to the timing of sales and higher revenues.
Investing Activities
Net cash used in investing activities was $21.6 million in the six months ended June 30, 2017. Cash used in investing activities was primarily attributable to $27.1 million for purchases of property and equipment, $11.0 million for purchases of investments in private companies, and $1.6 million for purchases of intangible assets. These uses were partially offset by net proceeds from sales, maturities and purchases of short-term investments of $18.8 million.
Net cash used in investing activities was $565.7 million in the six months ended June 30, 2016. Cash used in investing activities was primarily attributable to $693.7 million of net cash used to acquire EZchip and $15.8 million for purchases of property and equipment. These uses were partially offset by net sales and maturities of short-term investments of $144.4 million.
Financing Activities

Net cash used in financing activities was $20.9 million in the six months ended June 30, 2017. Cash used in financing activities was primarily due to $30.0 million of principal payments on the Term Debt, and $3.3 million of payments on intangible asset financings. These were partially offset by $12.4 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Our financing activities generated $277.4 million in the six months ended June 30, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from the Term Debt and $10.4 million from share option exercises and purchases pursuant to our employee share purchase plan. These were offset by $7.0 million principal payment on the Term Debt, $5.5 million of debt issuance costs and $0.5 million of principal payments on capital lease obligations.
Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2017 (remainder of the year)	$114,963	$12,271	$99,551	$3,141
2018	100,216	19,878	16,148	64,190
2019	173,293	14,607	530	158,156
2020	12,188	12,188	—	—
2021	11,274	11,274	—	—
Thereafter	64,531	64,531	—	—
Total	$476,465	$134,749	$116,229	$225,487
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
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper, municipal bonds and corporate bonds with an average maturity of 9.9 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 1% change in interest rates would have a $1.4 million effect on the fair market value of our portfolio.
Term Debt. At June 30, 2017, we had $216.0 million in principal of variable-interest rate Term Debt outstanding. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $2.2 million for the following 12 months.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.5 million at June 30, 2017. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending June 30, 2017, approximately $23.0 million of our monthly expenses were denominated in NIS. As of June 30, 2017, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 215.6 million NIS, or approximately $61.7 million based upon the exchange rate on that day. The derivative contracts cover a significant portion of the cash flows related to future NIS denominated operating expenses expected to occur over the next twelve months. In addition, as of June 30, 2017, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 140 million NIS, or approximately $40.0 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the acquisition of EZchip and the related Term Debt, we have become more leveraged than we have been historically. As of June 30, 2017, we had $216.0 million outstanding under the Term Debt. Our indebtedness could have more important consequences, including:

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
A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2017, sales to IBM, HPE, and Dell Technologies accounted for 15.0%, 14.0%, and 11.0% of our total revenues, respectively. Sales to our top ten customers represented 63.5% and 59.0% of our total revenues for the three months ended June 30, 2017 and 2016, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Winning business is subject to lengthy, competitive selection processes that often require us to incur significant expense, from which we may ultimately generate no revenues.
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
Finally, some customers will not purchase any products from us, other than limited numbers of evaluation units, until they qualify the products and/or the manufacturing line for the products. The qualification process can take significant time and resources and we may not always be able to satisfy the qualification requirements of these customers. Delays in qualification or failure to qualify our products may cause a customer to discontinue use of our products and result in a significant loss of revenue.
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
While we design and market our products and conduct test development in-house, we do not manufacture, assemble, package and production test the vast majority of our products, and we must rely on third-party subcontractors to perform these services. We use Taiwan Semiconductor Manufacturing Company for our CMOS process ICs and STMicroelectronics N.V. for our BiCMOS process ICs. We use Advanced Semiconductor Engineering and Amkor Technology Korea Inc. to assemble, package and production test our IC products. We use Flextronics International Ltd. and Universal Scientific Industrial Co., Ltd., to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. If these subcontractors do not provide us with high-quality products, services and production and production test capacity in a timely manner, or if one or more of these subcontractors terminates its relationship with us, we may be unable to obtain satisfactory replacements to fulfill customer orders on a timely basis, our relationships with our customers could suffer, our sales could decrease and our growth could be limited. In particular, there are significant challenges associated with moving our IC production from our existing manufacturer to another manufacturer with whom we do not have a pre-existing relationship.
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
Our intangible assets and goodwill are significant. As of June 30, 2017, we had recorded $724.7 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We derived 60% and 55% of our revenues in the six months ended June 30, 2017 and 2016, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“Brexit”). In March 2017, the U.K. Prime Minister began the process for the U.K. to exit the European Union. Negotiations are expected to commence to determine the future terms of the U.K.’s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to European Union markets either during a transitional period or more permanently. In addition, the exit of the U.K from the European Union could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which European Union treaties, laws and regulations to replace or replicate, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
Some of our operations in Israel have been granted "Approved Enterprise" and "Beneficiary Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Encouragement Law. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
If we elect to distribute dividends out of exempt income derived from "Approved/Beneficiary Enterprise" income, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. This rate is generally between 10% and the corporate tax rate in Israel, depending on the percentage of our shares held by foreign shareholders. The dividend recipient is subject to withholding tax at the source at the reduced rate applicable to dividends from Approved Enterprises, which is 15% if the dividend is distributed during the tax exemption period (subject to the applicable double tax treaty) or within 12 years after the period. This 12-year limitation does not apply to foreign investment companies. The Encouragement Law has defined certain actions that are deemed as dividend distributions and would trigger the recapture of tax benefits.
The Israeli government grants that we received require us to meet several conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
We have received grants from the OCS for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, we can be subject to restrictions on the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
As of July 21, 2017, based on information filed with the SEC or reported to us, Oracle Corporation beneficially owned an aggregate of approximately 7.6% of our outstanding ordinary shares, FMR, LLC beneficially owned an aggregate of approximately 6.4% of our outstanding ordinary shares, and DNB Asset Management AS owned approximately 6.1% of our outstanding ordinary shares. These shareholders, taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 25.8% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.
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
Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Under certain circumstances and subject to receiving a ruling from the Israeli Tax Authority, Israeli tax law generally provides that a shareholder who exchanges our shares for shares that are listed for trading on an Exchange in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax. For a further discussion of Israeli laws relating to mergers and acquisitions, please see "Risk Factors - Risks Related to Operations in Israel and Other Foreign Countries - Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.
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
Changes in the laws and regulations affecting public companies, including Israeli laws, rules adopted by the SEC, the NASDAQ Stock Market, the FASB and the Public Company Accounting Oversight Board, may result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Frequency of Advisory Vote
On April 28, 2017, the Company filed a Current Report on Form 8-K (the “Form 8-K”) to report the voting results of the Company’s 2017 Annual General Meeting of Shareholders held on April 25, 2017. As reported in the Form 8-K, in accordance with the recommendation of the board of directors of the Company, the Company’s shareholders recommended, by advisory vote, a one-year frequency of future advisory votes on named executive officer compensation. In accordance with these results and its previous recommendation, the board of directors determined that future advisory votes on named executive officer compensation will be held every year until the next required advisory vote on the frequency of advisory votes on named executive officer compensation.

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

Date:	August 4, 2017	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)