Form 10-Q
period 2017-09-30
Mellanox Technologies, Ltd.
filed 2017-11-03
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2017
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of October 27, 2017, was 50,928,819.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2017	2016
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$58,416	$56,780
Short-term investments	287,743	271,661
Accounts receivable, net	133,618	141,768
Inventories	61,609	65,523
Other current assets	20,222	17,346
Total current assets	561,608	553,078
Property and equipment, net	117,483	118,585
Severance assets	17,839	15,870
Intangible assets, net	247,431	278,031
Goodwill	472,437	471,228
Deferred taxes and other long-term assets	53,942	36,713
Total assets	$1,470,740	$1,473,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,067	$59,533
Accrued liabilities	91,510	105,042
Deferred revenue	23,257	24,364
Current portion of term debt	23,341	23,628
Total current liabilities	180,175	212,567
Accrued severance	22,825	19,874
Deferred revenue	17,134	15,968
Term debt	174,441	218,786
Other long-term liabilities	39,108	30,580
Total liabilities	433,683	497,775
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 50,925 and 49,076 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	218	209
Additional paid-in capital	851,480	774,605
Accumulated other comprehensive income (loss)	1,136	(928)
Retained earnings	184,223	201,844
Total shareholders’ equity	1,037,057	975,730
Total liabilities and shareholders' equity	$1,470,740	$1,473,505

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Total revenues	$225,699	$224,211	$626,312	$635,822
Cost of revenues	77,335	78,191	215,212	228,479
Gross profit	148,364	146,020	411,100	407,343
Operating expenses:
Research and development	90,916	83,611	271,755	236,969
Sales and marketing	37,829	34,408	111,696	98,212
General and administrative	13,039	13,501	38,034	54,933
Total operating expenses	141,784	131,520	421,485	390,114
Income (loss) from operations	6,580	14,500	(10,385)	17,229
Interest expense	(2,016)	(2,195)	(6,005)	(5,408)
Other income, net	956	606	2,466	982
Interest and other, net	(1,060)	(1,589)	(3,539)	(4,426)
Income (loss) before taxes on income	5,520	12,911	(13,924)	12,803
Provision for taxes on income	2,117	874	2,908	3,280
Net income (loss)	$3,403	$12,037	$(16,832)	$9,523
Net income (loss) per share — basic	$0.07	$0.25	$(0.34)	$0.20
Net income (loss) per share — diluted	$0.07	$0.24	$(0.34)	$0.19
Shares used in computing net income (loss) per share:
Basic	50,587	48,385	49,999	47,883
Diluted	51,575	49,494	49,999	49,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net income (loss)	$3,403	$12,037	$(16,832)	$9,523
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	(11)	(79)	11	569
Change in unrealized gains/losses on derivative contracts, net of tax	(2,689)	1,717	2,053	3,066
Other comprehensive income (loss), net of tax	(2,700)	1,638	2,064	3,635
Total comprehensive income (loss), net of tax	$703	$13,675	$(14,768)	$13,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,832)	$9,523
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	76,564	73,264
Deferred income taxes	(704)	1,266
Share-based compensation	50,993	49,127
Gain on investments, net	(2,632)	(1,190)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	8,420	(32,698)
Inventories	2,349	12,624
Prepaid expenses and other assets	(5,802)	5,343
Accounts payable	(14,876)	4,876
Accrued liabilities and other liabilities	(3,104)	15,132
Net cash provided by operating activities	94,376	137,267

Cash flows from investing activities:
Purchase of severance-related insurance policies	(983)	(865)
Purchase of short-term investments	(139,861)	(218,642)
Proceeds from sales of short-term investments	95,414	209,456
Proceeds from maturities of short-term investments	31,008	130,187
Purchase of property and equipment	(35,243)	(32,748)
Purchase of intangible assets	(1,836)	(6,060)
Purchase of investments in private companies	(13,500)	(1,284)
Acquisition, net of cash acquired	(872)	(693,692)
Net cash used in investing activities	(65,873)	(613,648)

Cash flows from financing activities:
Proceeds from term debt	—	280,000
Principal payments on term debt	(46,000)	(27,000)
Term debt issuance costs	—	(5,521)
Payments on capital lease and intangible asset financings	(5,969)	(491)
Proceeds from issuances of ordinary shares through employee equity incentive plans	25,102	21,649
Net cash provided by (used in) financing activities	(26,867)	268,637

Net increase (decrease) in cash and cash equivalents	1,636	(207,744)
Cash and cash equivalents at beginning of period	56,780	263,199
Cash and cash equivalents at end of period	$58,416	$55,455

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$12,892	$6,989
Unpaid additions to property and equipment	$8,042	$1,778
Transfer from inventory to property and equipment	$1,565	$3,073

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 17, 2017. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2017 or thereafter.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Significant accounting policies
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The Company adopted ASU No. 2016-09 during the quarter ended March 31, 2017. The standard requires, among other things, excess tax benefits to be recognized in the statement of operations as an income tax benefit as opposed to additional paid in capital. This change was adopted prospectively and did not have a material effect on the Company's condensed consolidated financial statements. The standard also requires, among other things, excess tax benefits to be included in operating activities in the statement of cash flows as opposed to in financing activities. This change was adopted retrospectively and did not have a material effect on the Company's condensed consolidated financial statements.
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
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10.0% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Hewlett Packard Enterprise ("HPE")	11.8%	17.0%	12.7%	16.0%
Dell Technologies	*	*	10.9%	*
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	September 30, 2017	December 31, 2016
HPE	*	23.0%
____________________
* Less than 10%

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Product warranty
The following table provides changes in the product warranty accrual for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Balance, beginning of the period	$1,474	$1,641
Assumed warranty liability from acquisition	—	290
New warranties issued during the period	1,128	1,098
Reversal of warranty reserves	(355)	(358)
Settlements during the period	(1,082)	(942)
Balance, end of the period	1,165	1,729
Less: long-term portion of product warranty liability	(189)	(355)
Current portion, end of the period	$976	$1,374
Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income (loss)	$3,403	$12,037	$(16,832)	$9,523
Basic and diluted shares:
Weighted average ordinary shares outstanding	50,587	48,385	49,999	47,883
Effect of dilutive shares	988	1,109	—	1,349
Shares used to compute diluted net income (loss) per share	51,575	49,494	49,999	49,232
Net income (loss) per share — basic	$0.07	$0.25	$(0.34)	$0.20
Net income (loss) per share — diluted	$0.07	$0.24	$(0.34)	$0.19
The Company excluded 1.8 million potentially dilutive share options and restricted share units ("RSUs") from the computation of diluted net income per share for the three months ended September 30, 2017, 5.1 million outstanding share options and RSUs from the computation of diluted net loss per share for the nine months ended September 30, 2017, and 0.6 million and 0.7 million potentially dilutive share options and RSUs from the computation of diluted net income per share for the three and nine months ended September 30, 2016, respectively, because including them would have had an anti-dilutive effect.
Recent accounting pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which expands the activities that qualify for hedge accounting and simplifies the rules for reporting hedging transactions. The standard is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

inventory when the transfer occurs. The standard is effective for the Company beginning January 1, 2018, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year. The new standard should be adopted on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements and related disclosures
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and may be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB has issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which become effective for the Company beginning January 1, 2018. The Company expects to adopt the new revenue standards using the modified retrospective method. Under the current guidance, the Company defers the recognition of revenue and the cost of revenue from distributor sales until the distributors report that they have sold the products to their customers (known as “sell-though” revenue recognition). Upon the adoption of the new revenue standards, the Company will recognize revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments. While the evaluation of the impact of the new revenue recognition standard has not yet been finalized, the Company does not anticipate that the standard will have a material impact on the manner in which it treats certain costs to obtain contracts and costs to fulfill contracts. The Company has also not yet fully determined the impacts of the disclosure requirements under the new standard. The Company does not expect any other material effects on its consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	September 30, 2017	December 31, 2016
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$134,250	$142,400
Less: allowance for doubtful accounts	(632)	(632)
	$133,618	$141,768
Inventories:
Raw materials	$10,373	$8,243
Work-in-process	20,529	26,118
Finished goods	30,707	31,162
	$61,609	$65,523
Other current assets:
Prepaid expenses	$8,136	$9,053
Derivative contracts receivable	1,384	257
VAT receivable	6,738	6,093
Other	3,964	1,943
	$20,222	$17,346
Property and equipment, net:
Computer, equipment, and software	$239,432	$214,719
Furniture and fixtures	5,307	5,210
Leasehold improvements	50,870	46,693
	295,609	266,622
Less: Accumulated depreciation and amortization	(178,126)	(148,037)
	$117,483	$118,585
Deferred taxes and other long-term assets:
Equity investments in private companies	$22,220	$12,720
Deferred taxes	23,139	22,413
Other assets	8,583	1,580
	$53,942	$36,713
Accrued liabilities:
Payroll and related expenses	$51,167	$62,969
Accrued expenses	30,563	33,125
Derivative contracts payable	80	1,006
Product warranty liability	976	1,263
Other	8,724	6,679
	$91,510	$105,042
Other long-term liabilities:
Income tax payable	$28,364	$24,184
Deferred rent	2,429	2,504
Other	8,315	3,892
	$39,108	$30,580

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
There were no acquisition-related expenses for the EZchip acquisition for the three months ended September 30, 2017. Acquisition-related expenses for the EZchip acquisition for the nine months ended September 30, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the three and nine month periods ending September 30, 2016 were $0.4 million and $7.5 million, respectively, and primarily consisted of investment banking, consulting and other professional fees.

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
The IPR&D intangible asset represents the value assigned to an acquired research and development project that, as of the acquisition date, had not established technological feasibility. The fair value of IPR&D was determined using a discount rate of 12.0%. This intangible asset will be capitalized on the balance sheet and evaluated periodically for impairment until the project is completed, at which time it will be transferred to developed technology and become subject to amortization over its useful life. IPR&D consists of one project related to the development of two network processors. The project is expected to be completed over the next several years. The estimated remaining costs to complete the IPR&D project was $22.3 million as of the acquisition date, which will be charged to operating expense in the condensed consolidated statements of operations as incurred. During the three months ended September 30, 2016, one component of the IPR&D project reached technological feasibility and $4.2 million was transferred to developed technology and is being amortized over three years.
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

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of September 30, 2017 and December 31, 2016, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of September 30, 2017, the remaining principal of $200.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $202.3 million at September 30, 2017 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,777	$—	$4,777
Certificates of deposit	—	77,137	77,137
U.S. Government and agency securities	—	45,113	45,113
Commercial paper	—	36,976	36,976
Corporate bonds	—	94,029	94,029
Municipal bonds	—	15,697	15,697
Foreign government bonds	—	18,791	18,791
	4,777	287,743	292,520
Derivative contracts	—	1,384	1,384
Total financial assets	$4,777	$289,127	$293,904
Derivative contracts	—	80	80
Total financial liabilities	$—	$80	$80
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
There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2017 and the year ended December 31, 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$53,639	$—	$—	$53,639
Money market funds	4,777	—	—	4,777
Certificates of deposit	77,149	2	(14)	77,137
U.S. Government and agency securities	45,225	—	(112)	45,113
Commercial paper	36,992	6	(22)	36,976
Corporate bonds	94,056	53	(80)	94,029
Municipal bonds	15,728	—	(31)	15,697
Foreign government bonds	18,818	1	(28)	18,791
Total	346,384	62	(287)	346,159
Less amounts classified as cash and cash equivalents	(58,416)	—	—	(58,416)
Short-term investments	$287,968	$62	$(287)	$287,743

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,947	$—	$—	$54,947
Money market funds	1,833	—	—	1,833
Certificates of deposit	78,643	—	—	78,643
U.S. Government and agency securities	56,431	2	(86)	56,347
Commercial paper	29,486	—	(3)	29,483
Corporate bonds	94,292	37	(167)	94,162
Municipal bonds	7,718	—	(12)	7,706
Foreign government bonds	5,327	—	(7)	5,320
Total	328,677	39	(275)	328,441
Less amounts classified as cash and cash equivalents	(56,780)	—	—	(56,780)
Short-term investments	$271,897	$39	$(275)	$271,661
Interest income and gains on short-term investments, net were $1.0 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. Interest income and gains on short-term investments, net were $2.8 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The contractual maturities of short-term investments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$204,399	$204,315	$157,270	$157,163
Due in one to three years	83,569	83,428	114,627	114,498
	$287,968	$287,743	$271,897	$271,661
Equity investments in privately-held companies:
As of September 30, 2017 and December 31, 2016, the Company held a total of $22.2 million and $12.7 million, respectively, in equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2016	$471,228
Acquisitions	1,209
Balance as of September 30, 2017	$472,437
The carrying amounts of intangible assets as of September 30, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$39,311	$(13,356)	$25,955
Developed technology	250,043	(107,433)	142,610
Customer relationships	69,776	(23,020)	46,756
Trade names	5,600	(2,990)	2,610
Total finite-lived amortizable intangible assets	364,730	(146,799)	217,931
In-process research and development	29,500	—	29,500
Total intangible assets	$394,230	$(146,799)	$247,431

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of intangible assets as of December 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$24,583	$(6,559)	$18,024
Developed technology	250,043	(75,591)	174,452
Customer relationships	69,776	(17,731)	52,045
Backlog	11,300	(11,300)	—
Trade names	5,600	(1,590)	4,010
Total finite-lived amortizable intangible assets	361,302	(112,771)	248,531
In-process research and development	29,500	—	29,500
Total intangible assets	$390,802	$(112,771)	$278,031
Amortization expense of intangible assets totaled approximately $15.2 million and $17.1 million for the three months ended September 30, 2017 and 2016, respectively. Amortization expense of intangible assets totaled approximately $45.3 million and $44.8 million for the nine months ended September 30, 2017 and 2016, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2017 (remaining three months)	$15,971
2018	58,446
2019	50,607
2020	38,537
2021	30,680
Thereafter	23,690
Total	$217,931

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Derivative Contracts
The fair value of derivatives contracts in the unaudited condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	September 30, 2017		December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$1,384	$72	$257	$999
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$8	$—	$7
Total derivatives	$1,384	$80	$257	$1,006
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$54,690	$105,730
Derivatives not designated as hedging instruments
Currency forward and option contracts	$43,922	$34,330
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of September 30, 2017 and December 31, 2016 and their effect on OCI for the nine months ended September 30, 2017:

(in thousands)
December 31, 2016	$(692)
Amount of gain recognized in OCI (effective portion)	7,844
Amount of gain reclassified from OCI to income (effective portion)	(5,791)
September 30, 2017	$1,361
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2017 and 2016 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating income	$1,976	$328	$—	$—
Other income (loss)	$—	$—	$(538)	$715

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2017 and 2016 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Operating income	$5,791	$489	$—	$—
Other income	$—	$—	$2,767	$1,258

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At September 30, 2017, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2017 (remaining three months)	$5,751
2018	21,062
2019	15,835
2020	12,959
2021	11,207
Thereafter	63,610
Total minimum lease payments	$130,424

Purchase commitments

At September 30, 2017, the Company had the following non-cancelable purchase commitments:

(in thousands)
2017 (remaining three months)	$78,212
2018	42,640
2019	1,293
2020	591
2021	536
Thereafter	536
$123,808
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At September 30, 2017, the estimated total future lease obligation is approximately $30.2 million. Over a

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

twelve month period an estimated rental expense is approximately $3.0 million, and if recognized, would increase the Company's operating expenses in its condensed consolidated statement of operations.
Royalty-bearing grants
The Company is obliged to pay royalties to the Israeli National Authority for Technological Innovation, previously known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984 (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% of the revenues of the Company's products incorporating OCS-funded know-hows, and up to the amount of the grants received. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, the Company cannot make a reliable estimate as to the timing of cash settlement of the royalties. At September 30, 2017, the Company estimated a total future royalty obligation of approximately $36.7 million, and if recognized, would increase the Company's cost of revenues in its condensed consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of September 30, 2017, the Company's unrecognized tax benefits totaled $46.0 million, out of which an amount of $28.6 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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
Share option activity
Share option activity under the Company's equity incentive plans in the nine months ended September 30, 2017 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2016	1,634,485	$32.79
Options exercised	(193,791)	$15.54
Options canceled	(32,355)	$70.53
Outstanding at September 30, 2017	1,408,339	$34.30
The total pretax intrinsic value of options exercised in the nine months ended September 30, 2017 and 2016 was $6.3 million and $9.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $47.15 on September 30, 2017, the total pretax intrinsic value of options outstanding at September 30, 2017 was $30.5 million. The total pretax intrinsic value of options outstanding at December 31, 2016 was $29.0 million.
There were 1,405,804 and 1,624,756 options exercisable at September 30, 2017 and December 31, 2016, respectively. The total pretax intrinsic value of exercisable options at September 30, 2017 was $30.5 million. The total pretax intrinsic value of exercisable options at December 31, 2016 was $28.9 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the nine months ended September 30, 2017 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2016	3,324,519	$46.67
Restricted share units granted	1,784,670	$50.05
Restricted share units vested	(1,086,886)	$46.43
Restricted share units canceled	(296,321)	$47.52
Non-vested restricted share units at September 30, 2017	3,725,982	$48.29
The weighted average fair value of RSUs granted in the nine months ended September 30, 2017 and 2016 was $50.05 and $48.58, respectively.
The total intrinsic value of all outstanding RSUs as of September 30, 2017 and December 31, 2016 was $175.7 million and $136.0 million, respectively.
Employee Stock Purchase Plan activity
There were 568,876 and 491,968 shares purchased under the ESPP for the nine months ended September 30, 2017 and 2016 at an average price per share of $38.83 and $35.50, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2017:

Number of Shares
Share options outstanding	1,408,339
Restricted share units outstanding	3,725,982
Shares authorized for future issuance	710,722
ESPP shares available for future issuance	3,425,469
Total shares reserved for future issuance as of September 30, 2017	9,270,512
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Dividend yield	—%	—%
Expected volatility	24.6%	36.4%
Risk free interest rate	1.20%	0.46%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of goods sold	$473	$627	$1,530	$1,773
Research and development	10,811	10,396	29,799	30,318
Sales and marketing	4,336	3,837	11,684	11,374
General and administrative	2,940	2,716	7,980	10,471
Total share-based compensation expense	$18,560	$17,576	$50,993	$53,936
Share-based compensation expense for the nine months ended September 30, 2016 included cash payments of $4.8 million for the settlement of accelerated RSUs for individuals terminated on the closing date of the EZchip acquisition.
At September 30, 2017, there was $162.0 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.86 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	5	7,844	7,849
Realized (gains)/losses reclassified from accumulated other comprehensive income	6	(5,791)	(5,785)
Net current-period other comprehensive income/(loss), net of taxes	11	2,053	2,064
Balance at September 30, 2017	$(225)	$1,361	$1,136

Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/(loss) before reclassifications, net of taxes	85	3,555	3,640
Realized (gains)/losses reclassified from accumulated other comprehensive income	484	(489)	(5)
Net current-period other comprehensive income/(loss), net of taxes	569	3,066	3,635
Balance at September 30, 2016	$(9)	$1,975	$1,966
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(5,791)	$(489)	Cost of revenues and Operating expenses:
	(329)	(14)	Cost of revenues
	(644)	(18)	General and administrative
	(566)	(28)	Sales and marketing
	(4,252)	(429)	Research and development
Realized (gains)/losses on available-for-sale securities	6	484	Other income, net
Total reclassifications for the period	$(5,785)	$(5)	Total

NOTE 11—INCOME TAXES:
As of September 30, 2017 and December 31, 2016, the Company had gross unrecognized tax benefits of $46.0 million and $41.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.6 million at September 30, 2017 and $1.8 million at December 31, 2016.

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
As of September 30, 2017, the 2014 through 2016 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2002 which may be subject to examination upon utilization in future tax periods. As of September 30, 2017, the 2011 through 2016 tax years are open and may be subject to potential examinations in Denmark and Israel. As of September 30, 2017, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the ITA for certain years from 2011 to 2014.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12.0%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 38.4% and 6.8% for the three months ended September 30, 2017 and 2016, respectively. The Company’s effective tax rates were (20.9)% and 25.6% for the nine months ended September 30, 2017 and 2016, respectively. The difference between the Company’s effective tax rate and the 35.0% federal statutory rate for the nine months ended September 30, 2017 resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Management has determined on the basis of the quarterly assessment performed at September 30, 2017, that these deferred tax assets are not more-likely-than-not to be realized.

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income and gains on short-term investments, net	$1,018	$675	$2,846	$1,524
Foreign exchange loss, net	(92)	(4)	(414)	(370)
Other	30	(65)	34	(172)
Other income, net	$956	$606	$2,466	$982

NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs of $5.5 million on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt. The Term Debt allows for voluntary prepayments at any time and additional term loan borrowings under certain conditions.
The following table presents the Term Debt at September 30, 2017:

(in thousands)
Term Debt, principal amount	$200,000
Less unamortized debt issuance costs	2,218
Term Debt, principal net of unamortized debt issuance costs	$197,782
Effective interest rate	3.56%
During the nine months ended September 30, 2017 the Company paid $46.0 million of principal. At September 30, 2017, future contractual principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2017 remainder of year	$—
2018	42,500
2019	157,500
$200,000
The Term Debt bears interest through maturity at a variable rate based upon, at the Company’s option, either (a) the LIBOR rate for Eurocurrency borrowing or (b) an Alternate Base Rate (“ABR”), which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight U.S. Federal Funds rate, and (iii) 1.00% in excess of the one-month LIBOR, plus in each case, an applicable margin. The applicable margin for Eurocurrency loans ranges, based on the applicable total net leverage ratio, from 1.25% to 2.00% per annum and the applicable margin for ABR loans ranges, based on the applicable total net leverage ratio, from 0.25% to 1.00% per annum.
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At September 30, 2017, the Company was in compliance with the covenants for the Term Debt.

NOTE 14—SUBSEQUENT EVENT:
On October 31, 2017, the Company made a $126.0 million prepayment against the principal balance of the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2017 and results of operations for the three and nine months ending September 30, 2017 and 2016 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. At September 30, 2017, the principal and carrying value of the Term Debt was $200.0 million and $197.8 million, respectively.
We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective estimated fair values as of the acquisition date.
There were no acquisition-related expenses for the EZchip acquisition for the three months ended September 30, 2017. Acquisition-related expenses for the EZchip acquisition for the nine months ended September 30, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the three and nine months ended September 30, 2016 were $0.4 million and $7.5 million, respectively, and consisted primarily of investment banking, consulting, and other professional fees and employee-related expenses.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $15.2 million and $17.1 million for the three months ended September 30, 2017 and 2016, respectively. Amortization of intangible assets was $45.3 million and $44.8 million for the nine months ended September 30, 2017 and 2016, respectively. For additional information about intangible assets from acquisitions, see Note 6 in the notes to the unaudited condensed consolidated financial statements.
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
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended September 30, 2017 were $225.7 million compared to $224.2 million for the three months ended September 30, 2016, representing an increase of $1.5 million, or approximately 0.7%. Revenues for the nine months ended September 30, 2017 were $626.3 million compared to $635.8 million for the nine months ended September 30, 2016, representing a decrease of $9.5 million, or approximately 1.5%. Our revenues for the nine months ended September 30, 2017 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, Big Data, machine learning, telecommunications, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 56.4% and 55.0% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. Sales to customers representing 10% or more of revenues accounted for 23.6% and 16.0% of our total revenues for the nine months ended September 30, 2017 and 2016, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Taxes on Income
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Encouragement Law. Under the terms of the Beneficiary Enterprise program, income that is attributable to our operations in Yokneam, Israel is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.

On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12.0%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
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

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Total revenues	100%	100%	100%	100%
Cost of revenues	34	35	34	36
Gross profit	66	65	66	64
Operating expenses:
Research and development	40	37	43	37
Sales and marketing	17	15	18	15
General and administrative	6	6	6	9
Total operating expenses	63	59	67	61
Income (loss) from operations	3	6	(1)	3
Interest expense	(1)	(1)	(1)	(1)
Other income, net	1	1	—	—
Interest and other, net	—	—	(1)	(1)
Income (loss) before taxes on income	3	6	(2)	2
Provision for taxes on income	1	1	1	1
Net income (loss)	2%	5%	(3)%	1%
Comparison of the Three Months Ended September 30, 2017 to the Three Months Ended September 30, 2016
The following tables represent our total revenues for the three months ended September 30, 2017 and 2016 by product type and interconnect protocol:

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
ICs	$48,074	21.3%	$51,462	23.0%
Boards	84,247	37.3%	84,022	37.5%
Switch systems	56,677	25.1%	51,622	23.0%
Cables, accessories and other	36,701	16.3%	37,105	16.5%
Total Revenue	$225,699	100.0%	$224,211	100.0%

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$45,067	20.0%	$30,715	13.7%
FDR	46,123	20.4%	77,678	34.6%
QDR/DDR/SDR	8,995	4.0%	12,428	5.6%
Total	100,185	44.4%	120,821	53.9%
Ethernet	110,673	49.0%	89,558	39.9%
Other	14,841	6.6%	13,832	6.2%
Total revenue	$225,699	100.0%	$224,211	100.0%
Revenues. Revenues were $225.7 million for the three months ended September 30, 2017, compared to $224.2 million for the three months ended September 30, 2016, representing an increase of $1.5 million, or approximately 0.7%. Year-over-year InfiniBand revenue decreased by $20.6 million, mainly due to lower revenue in the storage and embedded markets caused by customer consolidation and technology transitions. Ethernet product sales increased by $21.1 million primarily due to the adoption of our 25/50/100 gigabit solutions. The revenues for the three months ended September 30, 2017 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $148.4 million for the three months ended September 30, 2017, compared to $146.0 million for the three months ended September 30, 2016, representing an increase of $2.3 million, or approximately 1.6%. Gross margin increased to 65.7% in the three months ended September 30, 2017 from approximately 65.1% in the three months ended September 30, 2016. The improvement in gross margin was primarily due to the amortization cost of inventory step-up of $0.7 million and backlog of $2.9 million related to the EZchip acquisition incurred during the three months ended September 30, 2016, partially offset by the change in product mix. Gross margin for the three months ended September 30, 2017 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$50,480	22.4%	$44,110	19.7%
Share-based compensation	10,811	4.8%	10,396	4.6%
Development and tape-out costs	8,115	3.6%	9,468	4.3%
Other	21,510	9.5%	19,637	8.7%
Total Research and development	$90,916	40.3%	$83,611	37.3%
Research and development expenses were $90.9 million for the three months ended September 30, 2017, compared to $83.6 million for the three months ended September 30, 2016, representing an increase of $7.3 million, or approximately 8.7%. The increase in salaries and benefits expenses was primarily attributable to headcount additions and merit increases. The increase in other expenses was primarily due to higher depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$22,842	10.1%	$19,774	8.8%
Share-based compensation	4,336	1.9%	3,837	1.7%
Trade shows and promotions	4,188	1.9%	5,033	2.2%
Other	6,463	2.9%	5,764	2.6%
Total Sales and marketing	$37,829	16.8%	$34,408	15.3%
Sales and marketing expenses were $37.8 million for the three months ended September 30, 2017, compared to $34.4 million for the three months ended September 30, 2016, representing an increase of $3.4 million, or approximately 9.9%. The increase in salaries and benefits expenses was primarily related to headcount additions and merit increases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,191	2.3%	$5,193	2.3%
Share-based compensation	2,940	1.3%	2,716	1.2%
Professional services	3,185	1.4%	3,498	1.6%
Other	1,723	0.8%	2,094	0.9%
Total General and administrative	$13,039	5.8%	$13,501	6.0%
General and administrative expenses were $13.0 million for the three months ended September 30, 2017, compared to $13.5 million for the three months ended September 30, 2016, representing a decrease of $0.5 million, or approximately 3.4%.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of income:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Cost of goods sold	$473	$627
Research and development	10,811	10,396
Sales and marketing	4,336	3,837
General and administrative	2,940	2,716
	$18,560	$17,576
Share-based compensation expense was $18.6 million for the three months ended September 30, 2017, compared to $17.6 million for the three months ended September 30, 2016, representing an increase of $1.0 million, or approximately 5.6%.
Interest and other, net in the three months ended September 30, 2017 was an expense of $1.1 million as compared to $1.6 million for the three months ended September 30, 2016. The change was primarily attributable to a decrease in interest expense of $0.2 million associated with the Term Debt and an increase of $0.3 million in interest income and gains on short-term investments.
Provision for Taxes on Income. Our provision for taxes on income was $2.1 million for the three months ended September 30, 2017 as compared to $0.9 million for the three months ended September 30, 2016.
Our effective tax rate was 38.4% and 6.8% for three months ended September 30, 2017 and 2016, respectively. For the three months ended September 30, 2017, the difference between the 38.4% effective tax rate and the 35.0% federal statutory rate resulted primarily from the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
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
Comparison of the Nine Months Ended September 30, 2017 to the Nine Months Ended September 30, 2016
The following tables represent our total revenues for the nine months ended September 30, 2017 and 2016 by product type and interconnect protocol:

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
ICs	$124,559	19.9%	$126,532	19.9%
Boards	228,964	36.6%	259,435	40.8%
Switch systems	160,012	25.5%	145,318	22.9%
Cables, accessories and other	112,777	18.0%	104,537	16.4%
Total Revenue	$626,312	100.0%	$635,822	100.0%

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$144,126	23.0%	$76,497	12.0%
FDR	138,930	22.2%	232,530	36.6%
QDR/DDR/SDR	22,225	3.5%	35,971	5.7%
Total	305,281	48.7%	344,998	54.3%
Ethernet	278,173	44.4%	246,210	38.7%
Other	42,858	6.9%	44,614	7.0%
Total revenue	$626,312	100.0%	$635,822	100.0%
Revenues. Revenues were $626.3 million for the nine months ended September 30, 2017, compared to $635.8 million for the nine months ended September 30, 2016, representing a decrease of $9.5 million, or approximately 1.5%. Year-over-year InfiniBand revenue decreased by $39.7 million, mainly due to lower revenue in the storage and embedded markets caused by customer consolidation and technology transitions. Ethernet product sales increased by $32.0 million primarily due to the adoption of our 25/50/100 gigabit solutions. The revenues for the nine months ended September 30, 2017 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $411.1 million for the nine months ended September 30, 2017, compared to $407.3 million for the nine months ended September 30, 2016, representing an increase of $3.8 million, or approximately 0.9%. Gross margin increased to 65.6% in the nine months ended September 30, 2017 from approximately 64.1% in the nine months ended September 30, 2016. The improvement in gross margin was primarily due to the decrease in the amortization cost of inventory step-up of $8.3 million and backlog of $11.3 million related to the EZchip acquisition, partially offset by the change in product mix and the effect of a full three quarters of amortization of the other acquired intangible assets for the nine months ended September 30, 2017, as opposed to approximately two and a half quarters of amortization for the nine months ended September 30, 2016. Gross margin for the nine months ended September 30, 2017 is not necessarily indicative of future results.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$146,681	23.4%	$126,380	19.9%
Share-based compensation	29,799	4.8%	30,318	4.8%
Development and tape-out costs	31,058	5.0%	27,618	4.3%
Other	64,217	10.1%	52,653	8.3%
Total Research and development	$271,755	43.3%	$236,969	37.3%
Research and development expenses were $271.8 million for the nine months ended September 30, 2017, compared to $237.0 million for the nine months ended September 30, 2016, representing an increase of $34.8 million, or approximately 14.7%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition and merit increases. The increase in development and tape-out costs reflects continued investments in new products. The increase in other expenses was primarily due to higher depreciation expense, amortization costs related to acquired intangible assets, and facilities costs. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to devote more resources to develop new products, meet the changing requirements of our customers, expand into new markets and technologies and hire additional personnel.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$67,157	10.6%	$56,002	8.8%
Share-based compensation	11,684	1.9%	11,374	1.8%
Trade shows and promotions	14,391	2.3%	14,969	2.4%
Other	18,464	2.9%	15,867	2.4%
Total Sales and marketing	$111,696	17.7%	$98,212	15.4%
Sales and marketing expenses were $111.7 million for the nine months ended September 30, 2017, compared to $98.2 million for the nine months ended September 30, 2016, representing an increase of $13.5 million, or approximately 13.7%. The increase in salaries and benefits expenses was primarily related to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition, and facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2017	% of Revenues	2016	% of Revenues
	(dollars in thousands)
Salaries and benefits	$15,919	2.5%	$15,702	2.5%
Share-based compensation	7,980	1.2%	10,471	1.6%
Professional services	9,100	1.5%	22,771	3.6%
Other	5,035	0.9%	5,989	0.9%
Total General and administrative	$38,034	6.1%	$54,933	8.6%
General and administrative expenses were $38.0 million for the nine months ended September 30, 2017, compared to $54.9 million for the nine months ended September 30, 2016, representing a decrease of $16.9 million, or approximately 30.8%. The decrease in professional services expenses was primarily due to the fact that during the nine months ended September 30, 2016 we incurred $7.5 million of investment banking, consulting and other professional fees related to the EZchip acquisition, and $5.1 million of litigation settlement costs and legal fees.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of income:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cost of goods sold	$1,530	$1,773
Research and development	29,799	30,318
Sales and marketing	11,684	11,374
General and administrative	7,980	10,471
	$50,993	$53,936
Share-based compensation expense was $51.0 million for the nine months ended September 30, 2017, compared to $53.9 million for the nine months ended September 30, 2016, representing a decrease of $2.9 million, or approximately 5.5%. The decrease was primarily related to $4.8 million of cash payments made during the nine months ended September 30, 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition, partially offset by the additional expense due to new hires and focal grants.
Interest and other, net in the nine months ended September 30, 2017 was an expense of $3.5 million as compared to $4.4 million for the nine months ended September 30, 2016. The change was primarily attributable to the increase of $1.3 million in interest income and gains on short-term investments, partially offset by the increase in interest expense of $0.6 million associated with the Term Debt.
Provision for Taxes on Income. Our provision for taxes on income was $2.9 million for the nine months ended September 30, 2017 as compared to a provision for taxes on income of $3.3 million for the nine months ended September 30, 2016.
Our effective tax rate was (20.9)% and 25.6% for nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the difference between the (20.9)% effective tax rate and the 35% federal statutory rate resulted primarily from the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.

Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of September 30, 2017, our principal sources of liquidity consisted of cash and cash equivalents of $58.4 million and short-term investments of $287.7 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and financed it with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. During the nine months ended September 30, 2017, we paid $46.0 million of principal. At September 30, 2017, the total amount of future payments related to the Term Debt was estimated at $207.7 million. After taking into consideration expected increases in operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of September 30, 2017, our subsidiaries outside of Israel held approximately $12.9 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash and cash equivalents	$58,416	$56,780
Short-term investments	287,743	271,661
Total	$346,159	$328,441
Working capital	$381,433	$340,511
Our ratio of current assets to current liabilities was 3.1:1 and 2.6:1 at September 30, 2017 and December 31, 2016, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $94.4 million in the nine months ended September 30, 2017. The adjustments from net loss of $16.8 million to net cash provided by operating activities mainly included net non-cash items of $126.9 million, partially offset by gain on investments of $(2.6) million, and changes in assets and liabilities of $(13.0) million. Non-cash expenses consisted primarily of $76.6 million of depreciation and amortization, and $51.0 million of share-based compensation. The $(13.0) million cash outflow from changes in assets and liabilities is attributed to a decrease of accounts payable of $14.9 million primarily due to timing of payments, an increase in prepaid expenses and other assets of $5.8 million, and a decrease of $3.1 million in accrued liabilities and other liabilities, partially offset by a decrease in accounts receivable of $8.4 million primarily due to timing of invoicing and collections, and a decrease in inventory of $2.3 million.
Net cash provided by our operating activities amounted to $137.3 million in the nine months ended September 30, 2016. Net cash provided by our operating activities was attributable to net income of $9.5 million adjusted by net non-cash items of $123.7 million, gain on investments of $(1.2) million, and changes in assets and liabilities of $5.3 million (excluding the changes to assets and liabilities as a result of the EZchip acquisition). Non-cash expenses consisted primarily of $73.3 million of depreciation and amortization, $49.1 million of share-based compensation, and $1.3 million of deferred income taxes. The $5.3 million cash inflow from changes in assets and liabilities, excluding the changes to the assets and liabilities as a result of the EZchip acquisition, is attributed to an increase of $15.1 million in accrued liabilities and other liabilities primarily related to deferred revenue, a decrease in inventory of $12.6 million, a decrease in prepaid expenses and other assets of $5.3 million and an increase in accounts payable of $4.9 million due to timing of payments. These were partially offset by an increase in accounts receivable of $32.7 million, primarily due to higher revenues and the timing of revenues within the quarter.
Investing Activities
Net cash used in investing activities was $65.9 million in the nine months ended September 30, 2017. Cash used in investing activities was primarily attributable to $35.2 million for purchases of property and equipment, $13.5 million for purchases of investments in private companies, net purchases of short-term investments of $13.4 million, and $1.8 million for purchases of intangible assets.
Net cash used in investing activities was $613.6 million in the nine months ended September 30, 2016. Cash used in investing activities was primarily attributable to $693.7 million of net cash used to acquire EZchip and $32.7 million for purchases of property and equipment. These uses were partially offset by net proceeds from sales, maturities and purchases of short-term investments of $121.0 million.
Financing Activities
Net cash used in financing activities was $26.9 million in the nine months ended September 30, 2017. Cash used in financing activities was primarily due to $46.0 million of principal payments on the Term Debt, and $6.0 million of payments on intangible asset financings. These were partially offset by $25.1 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Net cash provided by financing activities was $268.6 million in the nine months ended September 30, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from the Term Debt and $21.6 million in proceeds from the issuance of ordinary shares through our employee equity incentive plans. These were offset by $27.0 million of principal payments on the Term Debt, $5.5 million of debt issuance costs and $0.5 million of principal payments on capital lease obligations.
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2017 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2017 (remainder of the year)	$85,449	$5,751	$78,212	$1,486
2018	111,798	21,062	42,640	48,096
2019	175,289	15,835	1,293	158,161
2020	13,550	12,959	591	—
2021	11,743	11,207	536	—
Thereafter	64,146	63,610	536	—
Total	$461,975	$130,424	$123,808	$207,743
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
Term Debt including interest. The Term Debt commitment represents principal and interest payable. For additional information about the Term Debt, see Note 13 "Term Debt" in the notes to the unaudited condensed consolidated financial statements.
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

Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper, municipal bonds and corporate bonds with an average maturity of 9.3 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 1% change in interest rates would have a $1.8 million effect on the fair market value of our portfolio.
Term Debt. At September 30, 2017, we had $200.0 million in principal of variable-interest rate Term Debt outstanding. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $2.0 million for the following 12 months.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.1 million at September 30, 2017. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending September 30, 2017, approximately $19.7 million of our monthly expenses were denominated in NIS. As of September 30, 2017, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 193 million NIS, or approximately $54.7 million based upon the exchange rate on that day. In addition, as of September 30, 2017, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 155 million NIS, or approximately $43.9 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the acquisition of EZchip and the related Term Debt, we have become leveraged. As of September 30, 2017, we had $200.0 million outstanding under the Term Debt. Our indebtedness could have more important consequences, including:

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
A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2017, sales to HPE accounted for 11.8% of our total revenues. Sales to our top ten customers represented 57.1% and 55.0% of our total revenues for the three months ended September 30, 2017 and 2016, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Our intangible assets and goodwill are significant. As of September 30, 2017, we had recorded $719.9 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We derived 61.9% and 54.9% of our revenues in the nine months ended September 30, 2017 and 2016, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“Brexit”). In March 2017, the U.K. Prime Minister began the process for the U.K. to exit the European Union. Negotiations are in progress to determine the future terms of the U.K.’s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to European Union markets either during a transitional period or more permanently. In addition, the exit of the U.K from the European Union could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which European Union treaties, laws and regulations to replace or replicate, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
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
As of September 30, 2017, based on information filed with the SEC or reported to us, DNB Asset Management AS owned an aggregate of approximately 7.9% of our outstanding ordinary shares, Oracle Corporation beneficially owned an aggregate of approximately 7.5% of our outstanding ordinary shares, FMR, LLC beneficially owned an aggregate of approximately 5.8% of our outstanding ordinary shares, and MFS Investment Management beneficially owned an aggregate of approximately 5.3% of our outstanding ordinary shares. These shareholders, taken together with our executive officers and directors and their affiliates, beneficially owned an aggregate of approximately 32.0% of our outstanding ordinary shares. Accordingly, these shareholders, should they act as a group, would have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. These shareholders could delay or prevent a change of control of our company, even if such a change of control would benefit our other shareholders. The significant concentration of share ownership may adversely affect the trading price of our ordinary shares due to investors' perception that conflicts of interest may exist or arise.
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

Date:	November 3, 2017	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)