Form 10-K
period 2017-12-31
Mellanox Technologies, Ltd.
filed 2018-02-16
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $2.2 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 9, 2018, was 51,781,340.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2018 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the "Proxy Statement") are incorporated by reference in Part III of this report. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2017.

MELLANOX TECHNOLOGIES, LTD.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	the impact of worldwide economic conditions on us, our customers and our vendors;

•	the impact of any acquisitions or investments in other companies;

•	our ability to resume and maintain adequate revenue growth;

•	market adoption of our Ethernet and InfiniBand solutions;

•	our ability to accurately forecast customer demand;

•	our dependence on a relatively small number of customers;

•	competition and competitive factors;

•	our ability to successfully introduce new products and enhance existing products;

•	our dependence on third-party subcontractors;

•	our ability to carefully manage the use of "open source" software in our products;

•
a potential proxy contest for the election of directors at our annual meeting, which could distract our management, divert our resources and, the outcome of which may significantly impact the strategic direction of the Company and the Company's financial performance; and

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

ITEM 1—BUSINESS
We are an integrated supplier of end-to-end high-performance interconnect products and solutions based on the Ethernet and InfiniBand standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, multi-core and network processors, systems on a chip (“SOCs”), cables, modules, software, services and accessories. Together these products form a total end-to-end networking solution focused on computing, storage and communication applications used in multiple markets, including high-performance computing ("HPC"), cloud, Web 2.0, Big Data, machine learning, storage, telecommunications, financial services, and enterprise data centers ("EDC"). These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
As a leader in developing multiple generations of high-speed interconnect solutions, we have established strong relationships with our customers. Our products are incorporated in servers and associated networking solutions produced by the largest server vendors. We supply our products to leading storage and communications infrastructure equipment vendors, original design manufacturers ("ODMs"), distributors, and large end customers. Additionally, our products are used in embedded solutions.
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable Ethernet and InfiniBand solutions with leading performance. We also believe that we are one of the major suppliers of 25, 50, and 100Gb/s Ethernet adapters, switches, and cables to the market, and the only end-to-end supplier of these products today. We are the leading provider of adapters at the 25, 40, 50, and 100Gb/s speeds, which helps to drive demand for our switch and cable products and provides us the opportunity to gain share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 25, 40, 50 or 100Gb/s.
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
We are a Steering Committee member of the InfiniBand Trade Association, ("IBTA"), and the OpenFabrics Alliance, ("OFA"), both of which are industry trade organizations that maintain and promote InfiniBand technology. Additionally, OFA supports and promotes Ethernet solutions. We are a founding member of the 25 Gigabit Ethernet consortium. We are also a participating member of the Institute of Electrical and Electronic Engineers ("IEEE"), an organization that facilitates the advancement of the Ethernet standard, Ethernet Alliance and other industry organizations advancing various networking and storage related standards.
Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets as of December 31, 2017 and 2016 were approximately $1,401.9 million and $1,473.5 million, respectively. During the years ended December 31, 2017, 2016 and 2015, we generated approximately $863.9 million,

$857.5 million and $658.1 million in revenues, respectively, and approximately $(19.4) million, $18.5 million and $92.9 million in net income (loss), respectively.
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
Industry Background
High-Performance Interconnect Market Overview and Trends
Computing and storage systems such as servers, supercomputers and storage arrays in today's data centers face a critical challenge of handling exponentially expanding volumes of transactions and data while delivering improved application performance, high scalability and reliability within economic and power constraints. High-performance interconnect solutions remove bottlenecks in communications between compute and storage resources through fast transfer of data, latency reduction, improved application processing by central processing unit ("CPU") utilization and efficient sharing of resources. The result is higher efficiency and better resource utilization, thereby delivering higher application performance with lower capital expenditures and operating expenses. Leading companies in HPC, cloud, Web 2.0, Big Data, machine learning, storage, telecommunications, financial services, and EDC utilize these technologies to develop distributed applications and services which are able to scale to serve millions of end customers.
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

In addition to Ethernet and InfiniBand, proprietary and other standards-based interconnect solutions, including Fibre Channel, are currently used in EDC, HPC and embedded markets. Performance and usage requirements, however, continue to evolve and are now challenging the capabilities of these interconnect solutions.

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

In the HPC, cloud, Web 2.0 and storage markets the predominant interconnects today are Ethernet and InfiniBand. In the EDC and embedded markets, the predominant interconnects today are Ethernet, Fibre Channel and InfiniBand. Based on our

knowledge of the industry, we believe there is significant demand for interconnect products that provide high bandwidth and better overall performance in these markets.
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
Performance in terms of latency varies depending on system configurations and applications. According to independent benchmark reports, latency of InfiniBand solutions was less than half that of tested Ethernet solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the cloud, Web 2.0, storage, machine learning and embedded markets, and, therefore, there is a trend towards using industry-standard Ethernet and InfiniBand solutions of 10Gb/s and faster, which are able to deliver lower latency than 1Gb/s Ethernet.

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

Our InfiniBand Solutions
We provide comprehensive end-to-end 40/56/100Gb/s InfiniBand solutions, including switch and gateway ICs, adapter cards, switch, gateway and long-haul systems, cables, modules and software. We expect to introduce our 200Gb/s solutions in fiscal 2018. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.
Our Ethernet Solutions
Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a complete industry leading, end-to-end 10/25/40/50/100Gb/s Ethernet product portfolio for use in EDC, HPC, embedded environments, hyperscale, Web 2.0, and cloud data centers. Our portfolio of advanced Ethernet switch products supports the latest generation of Ethernet speeds and deliver wire speed forwarding for telco and data center environments. In addition, we provide a full range of Ethernet adapters at these speeds which incorporate the latest in Ethernet technology, including support for virtualization and RDMA over Converged Ethernet (RoCE). These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.
VPI: Providing Connectivity to Ethernet and InfiniBand
Our VPI technology enables us to offer fabric-flexible products that concurrently support both Ethernet and InfiniBand with network ports having the ability to auto sense the type of switch to which it is connected and then take on the characteristics of that fabric. In addition, these products extend certain InfiniBand advantages to Ethernet fabrics, such as reduced complexity and superior price/performance, by utilizing existing, field-proven InfiniBand software solutions.
Our Strengths
We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•
We have expertise in developing high-performance interconnect solutions. We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of Ethernet and InfiniBand products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property ("IP"), and have 487 issued patents and pending design applications. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•
We have expertise in developing high speed analog and optical components. We have unique design expertise and manufacturing capabilities required to build state of the art optical components, modules, and cable assemblies. We have developed significant know-how related to building advanced electrical and electro-optical components and sub-assemblies which combine electrical and optical components. In addition, we have design expertise to enable advanced transceiver chipsets for driving and receiving multimode optical signals and interfacing to low cost lasers and optical sensor technologies. We have developed significant manufacturing know how and automated assembly techniques to combine these optical and electrical components and build complete optical module and cables that are high performance, cost effective, high quality, and offer high reliability.

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

•
We believe we are a leading merchant supplier of end to end Ethernet solutions and the leading merchant supplier of high performance Ethernet Adapters. We have gained significant expertise in Ethernet adapters and are the leading supplier of adapters with speeds of 25Gb/s and above with over 60% market share of adapters with speeds greater than 10Gb/s. We have developed significant expertise in Ethernet switches hardware and software and are gaining market share with our top of rack switch products and optical and copper cables and transceivers. Nine out of the top ten hyperscale, cloud and Web 2.0 data centers are using our products. Our engagement with these customers through several generations of designs has allowed us to understand the challenges faced by large scale deployments, and to develop features that solve these problems. We are the first to market with a complete end-to-end product portfolio of adapters, switches, and cables for the latest 25, 50, and 100Gb/s speeds of Ethernet. Our leading time to market, customer engagements, advanced feature set, and rapid development cadence provides a significant competitive advantage over other vendors. We believe that this places us in an advantageous position to benefit from continuing market adoption of our Ethernet products.

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

•
We have extensive relationships with our key original equipment manufacturers ("OEM") and hyperscale customers and many end users. Since our inception we have worked closely with major hyperscale customers and OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of our Ethernet and InfiniBand products. During this process, we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

Our Strategy
Our goal is to be the leading supplier of end-to-end interconnect solutions for servers and storage that optimize data center performance for computing, storage and communications applications. To accomplish this goal, we intend to:

•
Continue to develop leading, high-performance interconnect products. We will continue to expand our technical expertise and customer relationships to develop leading interconnect products. We are focused on extending our leadership position in high-performance interconnect technology and pursuing a product development plan that addresses emerging customer and end-user demands and industry standards. Our unified software strategy is to use a single software stack to support connectivity to Ethernet and InfiniBand with the same VPI enabled hardware adapter device.

•
Capture Ethernet market share with our adapter, switch, and cable products. We believe we are the market leader in Ethernet adapters with performance greater than 10Gb/s and the only provider of end-to-end solutions of adapters, switches, and cables at the latest 25, 40, 50, and 100Gb/s speeds. We plan to capture Ethernet market share as data centers transition from 10Gb/s to 25/40/50 or 100Gb/s. We believe we will be able to leverage our strength in the Ethernet adapter business to grow our Ethernet switch and cable business during the market transition to these advanced speeds.

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

•
Broaden our customer base with storage, communications infrastructure and embedded systems OEMs. We believe there is a significant opportunity to expand our global customer base with storage, communications infrastructure and embedded systems OEMs. In storage solutions specifically, we believe our products are well suited to replace existing technologies such as Fibre Channel. We believe our adapter, SOC, and switch products are the basis of superior interconnect fabrics for unifying disparate storage interconnects, including back-end, clustering and front-end connections, primarily due to their ability to be a unified fabric and superior price/performance economics.

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

Our Products
We provide complete solutions which are based on and meet the specifications of the Ethernet and InfiniBand standards. Our products include adapter ICs and cards (ConnectX®, Quantum, and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, SwitchX®-2, Spectrum®, and Switch-IB™ product families) and systems, gateway ICs (BridgeX® product family) and gateway systems, long-haul systems (MetroX®), Bluefield family SOC multicore and SmartNIC processors, software, and LinkX® cables and transceivers. Our ConnectX® family of adapters and cards support both the Ethernet and InfiniBand interconnect standards. Our SwitchX® and SwitchX®-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways that support bridging from InfiniBand to Ethernet. Our Spectrum® switches support Ethernet standard and our Switch-IB switches support InfiniBand standard. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.
We have registered "Mellanox" and its logo, "Bluefield", "BridgeX", "Connect-IB", "ConnectX", "CoolBox", "CORE-Direct", "GPUDirect", "InfiniBridge", "InfiniHost", "InfiniScale", "Kotura" and its logo, "Mellanox Federal Systems", "Mellanox Hostdirect", "Mellanox Open Ethernet", "Mellanox Peerdirect", "Mellanox ScalableHPC", "Mellanox Technologies Connect. Accelerate. Outperform", "Mellanox Virtual Modular Switch", "MetroDX", "MetroX", "MLNX-OS", "Open Ethernet" logo, "PhyX", "SwitchX", "TestX", "The Generation of Open Ethernet" and its logo, "UFM", "Virtual Protocol Interconnect", "Quantum", "EZchip", "Tilera", and "Voltaire" and its logo as trademarks in the United States.
We have trademark applications pending to register in the United States "25G is the New 10G", "Accelio", "CloudX" logo, "CompustorX", "CYPU", "FPGADirect", "HPC-X", "LinkX", "Mellanox Care", "Mellanox CloudX" and its logo, "Mellanox Multi-host", "Mellanox NEO", "Mellanox Opencloud" and its logo, "Mellanox OpenHPC", "Mellanox Socket Direct", "Mellanox Spectrum", "Mellanox StorageX", "Mellanox TuneX, "NVMEDirect", "One Switch. A world of options" slogan, "PlatformX", "PSiPHY", "SiPhy", "Spectrum", "StoreX", "STPU", "Switch-EN", "Switch-IB", "TuneX", "UCX", "UCX Unified Communication X" and "Unbreakable-Link".
We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI Express interfaces. Adapter ICs or cards are incorporated into OEMs' server and storage systems to provide Ethernet and/or InfiniBand connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We support server operating systems including Linux, Windows, AIX, HPUX, Solaris and VxWorks.
We provide our switch ICs and systems to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an Ethernet or InfiniBand fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an Ethernet or InfiniBand switch. Our Spectrum Ethernet switch IC supports 10, 25, 40, 50, and 100Gb/s Ethernet throughput while Spectrum-2 is designed to support 200 and 400Gb/s Ethernet throughput. Our 8th generation InfiniBand switch IC (Switch-IB 2) supports up to 100Gb/s InfiniBand throughput. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port and 648-port. Our family of multicore processors and the new Bluefield SOC device combine multiple processing cores together with advanced networking connectivity and accelerators for security, storage, and other intelligent networking applications.
Our products generally vary by the number and performance of Ethernet or InfiniBand ports, and the number of processor cores supported.
We also offer custom products that incorporate our ICs to select server and storage OEMs that meet their special system requirements. Through these custom product engagements we gain insight into the OEMs' technologies and product strategies.
We also provide our OEM customers software and tools that facilitate the use and management of our products. Our Linux, Windows, and VMware-based software enables applications to efficiently utilize the features of the interconnect. We have expertise in optimizing the performance of software that spans the entire range of upper layer protocols down through the lower level drivers that interface to our products. We provide a suite of software tools and a comprehensive management software solution, Unified Fabric Manager ("UFM"), Network Orchestration ("NEO"), and MLNX- OS, for managing, optimizing, testing and verifying the operation of Ethernet and InfiniBand switch fabrics. In addition, we provide a full suite of acceleration software (Messaging Accelerator ("VMA"), Fabric Collective Accelerator ("FCA"), and Unstructured Data Accelerator ("UDA")) that further reduce latency, increase throughput, and offload CPU cycles, enhancing the performance of applications in multiple markets while eliminating the need for large investments in hardware infrastructure.
We provide an extensive selection of passive and active copper and optical cables and modules to enable Ethernet and InfiniBand connectivity at speeds up to 400Gb/s.

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
Specialized communication processing and switching functions
We specialize in high-performance, low-latency design architectures that incorporate significant memory and logic areas requiring proficient synthesis and verification. Our adapter ICs are specifically designed to perform communication processing, effectively offloading this very intensive task from server and storage processors in a cost-effective manner. Our switch ICs are specifically designed to switch cluster interconnect data transmissions from one port to another with high bandwidth and low latency, and we have developed a packet switching engine and non-blocking crossbar switch fabric to address this.
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
Advanced interfaces
In addition to Ethernet and InfiniBand interfaces, we also support other industry-standard, high-performance advanced interfaces such as PCI Express, which also utilize our mixed-signal SerDes I/O technology. PCI Express is a high-speed, chip-to-chip interface which provides a high-performance interface between the adapter and processor in server and storage systems. PCI Express and our high-performance interconnect interfaces are complementary technologies that facilitate optimal bandwidth for data transmissions along the entire connection starting from a processor of one system in the cluster to another processor in a different system.
System hardware technology
In addition to silicon technology, we also provide system hardware technology that enables us to build high-density high-performance network adapters and switch systems. Our technology delivers end-to-end solutions that maximize data throughput through a given media at minimal hardware or power cost at very low Bit Error Rate.
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
Customers
HPC, cloud, Web 2.0 and embedded end-user markets for systems utilizing our products are mainly served by leading server, storage and communications infrastructure OEMs and ODMs. In addition, our customer base includes leading embedded systems OEMs that integrate computing, storage and communication functions that use high-performance interconnect solutions contained in a chassis which has been optimized for a particular environment.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs and ODMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM and ODM customers. In the years ended December 31, 2017, 2016 and 2015 sales to Hewlett Packard Enterprise ("HPE") accounted for 13%, 16% and 14%, respectively, of our total revenues. In the year ended December 31, 2017, sales to Dell Technologies ("Dell") accounted for 11% of our total revenues.
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
To accelerate design and qualification of our products into our OEM customers' systems, and ultimately the deployment of our technology by our customers to end users, we have a field applications engineering ("FAE") team and a sales engineering team that provide direct technical assistance during the design-in process. In certain situations, our OEM customers will utilize our expertise to support their end-user customers jointly. Our technical support personnel have expertise in hardware and software, and have access to our development team to ensure proper technical expertise is provided to our OEM customers. Our FAE team provides OEM customers with design reviews of their systems in addition to technical training on the technology we have implemented in our products.
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

•
building and maintaining active partnerships with industry leaders whose products are important in driving Ethernet and InfiniBand adoption, including vendors of processors, operating systems and software applications.

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
Frequent interaction between our silicon, software and systems design teams gives us a comprehensive view of the requirements necessary to deliver quality, high-performance products to our OEM customers. Our research and development expense was $365.9 million in 2017, $322.6 million in 2016 and $252.2 million in 2015.
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
Manufacturing and Testing. We use Taiwan Semiconductor Manufacturing Company ("TSMC") for our CMOS process ICs and STMicroelectronics for our BiCMOS process ICs. We use Advanced Semiconductor Engineering ("ASE") and Amkor Technology Korea Inc. (“Amkor”) to assemble, package and production test our IC products. We use Flextronics International Ltd. ("Flextronics") and Universal Scientific Industrial Co., Ltd. ("USI") to manufacture our standard and custom adapter card products and switch systems. In addition, we also use Comtel Electronics to manufacture some of our switch systems. We use several sub-contractors to manufacture our cables. We maintain close relationships with our suppliers, which improves the efficiency of our supply chain. We focus on mainstream processes, materials, packaging and testing platforms, and have a continuous technology assessment program in place to choose the appropriate technologies to use for future products. We provide all of our suppliers a 6-month rolling forecast, and generally receive their confirmation that they are able to accommodate our needs on a monthly basis. We have access to online production reports that provide up-to-date status information of our products as they flow through the manufacturing process. On a quarterly basis, we generally review lead-time, yield enhancements and pricing with all of our suppliers to obtain the optimal cost for our products.
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
Employees
As of December 31, 2017, we had 2,448 full-time employees and 275 part-time employees, including 1,819 full-time employees in research and development, 487 in sales and marketing, 311 in general and administrative and 106 in operations. 1,728 of our full-time employees and 264 of the part-time employees are located in Israel.
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
As of December 31, 2017, we had 410 issued patents and five registered designs in the United States, five issued patents in Israel and 72 issued patents and four registered designs in other countries. We had 250 patent applications and one design application pending in the United States, one patent application pending in Israel, and 60 patent applications pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its priority date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition, the lives of acquired patents may also have a shorter term depending upon their acquisition date and the issue date of respective patent. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.
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
We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation's proprietary Omni-Path interconnects. The leading IC vendors that provide Ethernet and Fibre Channel products to the market include Intel Corporation (“Intel”), Broadcom Limited ("Broadcom"), Marvell Technology Group, and Cavium. The leading Ethernet switch system vendors include Cisco Systems, Inc., Juniper Networks, Inc. and Arista Networks, Inc. In embedded markets, we typically compete with interconnect technologies that are developed in-house by system OEM vendors and created for specific applications.
Acquisition
In February 2016, we completed the acquisition of EZchip, for approximately $782.2 million. EZchip was a public company formed under the laws of the State of Israel specializing in network-processing semiconductors. The EZchip acquisition is a step in our strategy to become the leading broad-line supplier of intelligent interconnect solutions for the software-defined data centers. The addition of EZchip’s products and expertise in security, deep packet inspection, video, and storage processing enhances our leadership position, and ability to deliver complete end-to-end, intelligent interconnect and processing solutions for advanced data center and edge platforms. The combined company has diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments.
Under the Agreement, EZchip became our wholly owned subsidiary. The acquisition closed on February 23, 2016. At the closing, we assumed each unvested option and restricted share units ("RSUs") of EZchip on the same terms and conditions as were applicable to such EZchip option or RSUs (including with respect to vesting), and converted it to an equivalent equity award to receive our ordinary shares appropriately adjusted to take into account the transaction consideration. All vested, in-the-money EZchip stock options and RSUs, after giving effect to any acceleration or vesting that occurs as a result of the transaction, were cashed out. Any vested out-of-the-money EZchip options were cancelled for no consideration. The acquisition and related transaction expenses were financed with cash on hand and with $280.0 million in term debt. For additional information regarding the debt financing, see Note 15 to the consolidated financial statements. Acquisition-related expenses for the EZchip acquisition for the years ended December 31, 2017 and 2016 were $0.3 million and $8.3 million, respectively, and primarily consisted of investment banking, consulting, and other professional fees.
For further discussion of our acquisitions, see Note 3 to the consolidated financial statements.
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
Available Information
We file reports with the Securities and Exchange Commission ("SEC"), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We post on the Investor Relations pages of our website, ir.mellanox.com, links to our filings with the SEC, our Code of Business Conduct and Ethics, our Complaint and Investigation Procedures for Accounting, Internal Accounting Controls, Fraud or Auditing Matters and the charters of our Audit, Compensation, Technology and Nominating and Corporate Governance Committees of our board of directors and the charter of our Disclosure Committee. Our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC, are posted on our website as soon as reasonably practical after they are electronically filed with, or furnished to, the SEC. You can also obtain copies of these documents, without charge to you, by writing to us at: Investor Relations, c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085 or by emailing us at: ir@mellanox.com. All these documents and filings are available free of charge. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. Further, a copy of this report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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
As a result of the acquisition of EZchip and the related Term Debt, we have become leveraged. As of December 31, 2017, we had $74.0 million outstanding principal under the Term Debt. Our indebtedness could have more important consequences, including:

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
A small number of customers account for a significant portion of our revenues. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. See Part I, Item 1, "Business-Customers” for more information about our customers.
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
See Part I, Item 1, "Business-Competition” for more information about our competitors.
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
See Part I, Item 1, "Business-Manufacturing” for more information about our subcontractors.
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
We base our planned operating expenses in part on our expectations of future revenues, and a significant portion of our expenses is relatively fixed in the short-term. We have limited visibility into customer demand from which to predict future sales of our products. As a result, it may be difficult for us to forecast our future revenues and budget our operating expenses accordingly. Our operating results would be adversely affected to the extent customer orders are cancelled or rescheduled. If revenues for a particular quarter are lower than we expect, we may not be able to proportionately reduce our operating expenses.
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
In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or modifying existing share options. These modifications of our compensation policies and the requirement to expense the fair value of share options and RSUs awarded to employees and officers may increase our operating expenses and result in the dilution of the holders of our ordinary shares. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
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
We are subject to risks associated with our distributors' product inventories.
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We allow limited price adjustments on sales to distributors. Price adjustments may be effected by way of credits for future product or by cash payments to the distributor, either in arrears or in advance, using estimates based on historical transactions. Currently we recognize revenues for sales to distributors upon sell through by the distributors, net of estimated allowances for price adjustments. Upon the adoption of the new revenue standards effective January 1, 2018, we will recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The reserves recognized for these programs are based on judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be material differences between actual amounts and our estimates.
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
Our intangible assets and goodwill are significant. As of December 31, 2017, we had recorded $700.6 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. See Note 12 to the consolidated financial statements for more details about the U.S. tax reform and its effects.
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
We derived 62%, 55% and 54% of our revenues in the years ended December 31, 2017, 2016 and 2015, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The United Kingdom (“U.K.”) held a referendum in June 2016 in which a majority of voters approved an exit from the European Union (“Brexit”). In March 2017, the U.K. began the process to exit the European Union. Negotiations are in progress to determine the future terms of the U.K.’s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to European Union markets either during a transitional period or more permanently. In addition, the exit of the U.K from the European Union could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which European Union treaties, laws and regulations to replace or replicate, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
According to the Israeli Law for Encouragement of Capital Investments, 1959 ("The Law"), the Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority. The Company is eligible for tax benefits under the law with respect to its income derived from its Approved and Beneficiary Enterprises. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.

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
We have received grants from the Israeli National Authority for Technological Innovation, formerly known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry ("OCS") for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with OCS grants, we are subject to restrictions on the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the OCS which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment of a transfer fee calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the OCS, requires us to obtain the approval of the OCS and may result in increased amounts to be paid to the OCS. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the OCS. We cannot be certain that any approval of the OCS will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with OCS funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the OCS. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the OCS, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
During 2017, our shares traded as low as $40.70 per share and as high as $65.90 per share. Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

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
The ownership of our ordinary shares may continue to be concentrated, and certain shareholders may have significant influence over the outcome of corporate actions requiring shareholder approval.
As of December 31, 2017, based on information filed with the SEC or reported to us, Starboard Value LP beneficially owned an aggregate of approximately 10.7% of our outstanding ordinary shares, Capital Research Global Investors beneficially owned an aggregate of approximately 5.9% of our outstanding ordinary shares, FMR, LLC beneficially owned an aggregate of approximately 5.5% of our outstanding ordinary shares, and DNB Asset Management AS owned an aggregate of approximately 5.4% of our outstanding ordinary shares. These shareholders and any other shareholders acquiring beneficial ownership of a significant amount of our outstanding ordinary shares may have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.
Our business could be negatively affected as a result of a proxy contest.
On January 17, 2018, Starboard Value and Opportunity Master Fund Ltd delivered a letter to us notifying us of its intention to nominate director candidates for election to our board of directors at our 2018 Annual General Meeting of Shareholders and solicit proxies from stockholders in support of its nominees. Responding to any proxy contest may be disruptive and costly for our business.
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

•
a requirement for the approval of at least 75% of the voting power represented at the general meeting of the shareholders for the removal of any director from office, and election of any director instead of the director so removed; and

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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
As of December 31, 2017, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet)	1,002	120	63	1,185
Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.
ITEM 3—LEGAL PROCEEDINGS
See Note 9 to the consolidated financial statements for a full description of legal proceedings and related contingencies and their effects on our consolidated financial position, results of operations and cash flows.
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
The following table summarizes the high and low sales prices for our ordinary shares as reported by The NASDAQ Global Select Market.

2017	High	Low
First quarter	$52.80	$40.70
Second quarter	$52.65	$41.55
Third quarter	$47.95	$42.05
Fourth quarter	$65.90	$42.25

2016	High	Low
First quarter	$55.80	$37.54
Second quarter	$55.45	$40.54
Third quarter	$52.15	$39.53
Fourth quarter	$46.20	$38.75
As of February 10, 2018, we had approximately 232 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.
Share Performance Graph
The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The NASDAQ Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2012 and ends on December 31, 2017, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2012, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2012 *	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Mellanox Technologies	100.00	67.31	71.96	70.97	68.88	108.96
NASDAQ Composite Index	100.00	138.32	156.85	165.84	178.28	228.63
Philadelphia Semiconductor Index	100.00	139.31	178.84	172.75	236.02	326.26
_______________________________________________________________________________
* $100 invested on December 31, 2012 in shares or index-including reinvestment of dividends.
Dividends
We have not declared or paid any cash dividends on our ordinary shares in the past, and we do not anticipate declaring or paying cash dividends in the foreseeable future. The Companies Law also restricts our ability to declare dividends. We can only distribute dividends from profits (the "Profit Test") (as defined in the Companies Law) and only if there is no reasonable concern that the dividend distribution will prevent us from meeting our existing and foreseeable obligations as they come due (the "Insolvency Test"); provided that, with court approval, we may distribute dividends if we do not meet the Profit Test so long as we meet the Insolvency Test.
If we elect to distribute dividends out of income derived from "Approved Enterprise" operations, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.
Securities Authorized for Issuance under Equity Compensation Plans
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 10 to the consolidated financial statements.
Recent Sales of Unregistered Securities
None.

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2015, 2014, and 2013 and our consolidated statements of operations data for the years ended December 31, 2014 and 2013, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2017, as well the consolidated balance sheet data as of December 31, 2017 and 2016, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2017	2016 (1)	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$863,893	$857,498	$658,140	$463,649	$390,436
Cost of revenues	300,450	301,986	189,209	148,672	134,282
Gross profit	563,443	555,512	468,931	314,977	256,154
Operating expenses:
Research and development	365,878	322,620	252,175	208,877	169,382
Sales and marketing	150,457	133,780	97,438	76,860	70,544
General and administrative	52,170	68,522	44,212	36,431	37,046
Impairment of long-lived assets	12,019	—	—	—	—
Total operating expenses	580,524	524,922	393,825	322,168	276,972
Income (loss) from operations	(17,081)	30,590	75,106	(7,191)	(20,818)
Interest expense	(7,937)	(7,352)	—	—	—
Other income (loss), net	3,115	1,090	(524)	1,449	1,228
Interest and other, net	(4,822)	(6,262)	(524)	1,449	1,228
Income (loss) before taxes on income	(21,903)	24,328	74,582	(5,742)	(19,590)
Provision for (benefit from) taxes on income	(2,478)	5,810	(18,312)	18,267	3,752
Net income (loss)	$(19,425)	$18,518	$92,894	$(24,009)	$(23,342)
Net income (loss) per share — basic	$(0.39)	$0.38	$2.00	$(0.54)	$(0.54)
Net income (loss) per share — diluted	$(0.39)	$0.37	$1.94	$(0.54)	$(0.54)
Shares used in computing net income (loss) per share:
Basic	50,310	48,145	46,365	44,831	43,421
Diluted	50,310	49,526	47,778	44,831	43,421

	December 31,
	2017	2016 (1)	2015	2014 (2)	2013 (2)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$62,473	$56,780	$263,199	$51,326	$63,164
Short-term investments	211,281	271,661	247,314	334,038	263,528
Working capital	310,286	340,511	540,108	396,591	344,825
Long-term assets	895,015	920,427	376,144	348,982	363,939
Total assets	1,401,934	1,473,505	1,053,382	863,218	806,826
Current liabilities	196,633	212,567	137,130	117,645	98,062
Long-term liabilities	147,853	285,208	49,571	43,821	41,953
Total liabilities	344,486	497,775	186,701	161,466	140,015
Total shareholders' equity	$1,057,448	$975,730	$866,681	$701,752	$666,811
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

(2) In November 2015, the Financial Accounting Standards Board issued guidance requiring current deferred tax assets, current deferred tax liabilities and related current valuation allowances to be reclassified as non-current. As a result of adoption of this guidance, we made the following adjustments to selected consolidated financial data:

	Year ended December 31,
	2014	2013
	(in thousands)
Working capital decrease	$(2,271)	$(7,336)
Long-term assets increase	2,271	7,336

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
Overview
General
We are a fabless semiconductor company that designs, manufactures (through subcontractors) and sells high-performance interconnect products and solutions primarily based on the Ethernet and InfiniBand standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include ICs, adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including HPC, cloud, Web 2.0, Big Data, machine learning, storage, telecommunications, financial services, and EDC. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable Ethernet and InfiniBand solutions with leading performance. We also believe that we are one of the early suppliers of 25/50/100Gb/s Ethernet adapters, switches, and cables to the market. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25/40/50 or 100Gb/s.
Our revenues for the years ended December 31, 2017, 2016 and 2015 were $863.9 million, $857.5 million, and $658.1 million, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
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
In connection with the acquisition, we entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. For additional information on the Term Debt, see Note 15 to the consolidated financial statements.
We accounted for the transaction using the acquisition method, which requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their respective fair values as of the acquisition date.
Acquisition-related expenses for the EZchip acquisition for the years ended December 31, 2017 and 2016 were $0.3 million and $8.3 million, respectively, and primarily consisted of investment banking, consulting, and other professional fees.
Amortization of Intangible Assets from Acquisitions
Intangible assets from acquisitions subject to amortization are comprised of trade names, customer relationships, backlog, and developed technology. In connection with the EZchip acquisition, we recognized $254.5 million of finite-lived intangible assets subject to amortization over their useful lives of 1 to 9 years. Amortization of intangible assets, including acquired intangible assets, was $61.3 million, $59.2 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increased amortization is primarily associated with the EZchip acquisition. For additional information about intangible assets from acquisitions, see Note 6 to the consolidated financial statements.
Patent Settlement
On March 7, 2016, we entered into a settlement and patent license agreement that resolved all litigation matters between Avago (now Broadcom), IPtronics, Inc., IPtronics A/S (now Mellanox Technologies Denmark Aps) and Mellanox. Under the settlement, both parties agreed not to sue each other for a period of 5 years. The settlement was deemed not contributory to our operations or products sold. As a result, we recorded a settlement expense in our operating expenses in the amount of $5.1 million in our first quarter ended March 31, 2016.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, machine learning, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 56%, 55% and 57% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Sales to customers representing 10% or more of revenues accounted for 24%, 16% and 14% of our total revenues for the years ended December 31, 2017, 2016 and 2015, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Operational expenses
Research and development expenses. Our research and development expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in research and development, depreciation, amortization of intangibles, allocable facilities and administrative expenses and tape-out costs. Tape-out costs are expenses related to the manufacture of new ICs, including charges for mask sets, prototype wafers, mask set revisions and testing incurred before releasing new ICs into production.
Sales and Marketing Expenses. Sales and marketing expenses consist primarily of salaries, incentive compensation, share-based compensation and associated costs for employees engaged in sales and marketing, field applications engineering and sales engineering, advertising, trade shows and promotions, travel, amortization of intangibles, and allocable facilities and administrative expenses.
General and Administrative Expenses. General and administrative expenses consist primarily of salaries, share-based compensation and associated costs for employees engaged in finance, legal, human resources and administrative activities, professional service expenses for accounting, corporate legal fees and allocable facilities related expenses.
Taxes on Income
On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact us. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, an acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction. The lower corporate income tax rate will require us to remeasure our U.S. deferred tax assets and liabilities as well as reassess the realizability of our deferred tax assets and liabilities. ASC 740 requires us to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow us to record provisional amounts during a measurement period.
We have concluded that a reasonable estimate could be developed for the effects of the tax reform. However, due to the short time frame between the enactment of the reform and the year end, its fundamental changes, the accounting complexity, and the expected ongoing guidance and accounting interpretations over the next 12 months, we consider the accounting of the deferred tax remeasurement and other items to be incomplete. These effects have been included in the consolidated financial statements for the year ended December 31, 2017 as provisional amounts, which had no effect on the benefit from taxes on income due to the valuation allowance.
During the measurement period, we might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.

The measurement period will end when we obtain, prepare, and analyze the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. We expect to complete our analysis within the measurement period in accordance with SAB 118.
Our operations in Israel have been granted "Approved Enterprise" status by the Investment Center of the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry, Trade and Labor) and "Beneficiary Enterprise" status by the Israeli Income Tax Authority, which makes us eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved and Beneficiary Enterprise programs, income that is attributable to our operations in Yokneam, Israel is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to our operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021.
On January 4, 2016 the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter.
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. We expect that our operations in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, we may utilize the tax benefits under this regime after the end of the benefit period of our Approved and Beneficiary Enterprise statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of our income from our operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from our operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, we recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
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
We believe that the assumptions and estimates associated with the following areas would have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 1 to the consolidated financial statements.
Revenue recognition
We recognize revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. We use a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. Our standard arrangement with our customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred. The customer's obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectability is reasonably assured on a customer-by-customer basis. We determine whether collectability is reasonably assured on a customer-by-customer basis. When assessing the probability of collection, we consider the number of years the customer has been in business and the history of our collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not reasonably assured, no product is shipped and no revenue is recognized unless cash is received in advance.
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
For multiple element arrangements that include a combination of hardware, services, such as post-contract customer support, and software, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. The allocation is derived based on vendor specific objective evidence ("VSOE"). When VSOE or third party evidence is unavailable, we use management's best estimate of selling price.
Distributor Revenue
A portion of our sales are made to distributors under agreements which contain price protection provisions. Currently, we recognize revenues from sales to distributors based on the sell-through method using inventory and point of sale information provided by the distributors, net of estimated allowances for price adjustments. Upon the adoption of the new revenue standards effective January 1, 2018, we will recognize revenues from sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments.
Short-term investments
We classify short-term investments as available-for-sale securities. We view our available-for-sale-portfolio as available for use in current operations. Available-for-sale securities are recorded at fair value, and we record temporary unrealized gains and losses as a separate component of accumulated other comprehensive income (loss). We regularly review our investment portfolio and charge unrealized losses against net income when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Fair value of financial instruments
Our financial instruments consist of cash, cash equivalents, restricted cash, short-term investments and foreign currency derivative contracts. When there is no readily available market data, we may make fair value estimates, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
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
Inventory valuation
Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or net realizable value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels, future sales forecasts and market conditions. Once established, the original cost of our inventory less the related inventory reserve represents the new cost basis of such products.

Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation and amortization is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computer equipment and software, seven years for lab equipment, and seven years for office furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed and it involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2017, our qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
Intangible assets represent acquired intangible assets including developed technology, customer relationships and IPR&D, as well as licensed technology. We amortize the finite lived intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. We capitalize IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, we impair the related IPR&D asset.
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2017, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
Equity investments in privately-held companies
We account for these investments under the cost method, reduced by any impairment write-downs, because we do not have the ability to exercise significant influence over the operating and financial policies of these companies. To determine if an investment is recoverable, we monitor the investments and if facts and circumstances indicate the investment may be impaired, conduct an impairment test. The impairment test considers multiple factors including a review of the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
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
While performing our review for impairment for the fourth quarter of 2017, we noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, we recorded impairment charges totaling $12.0 million in the fourth quarter of 2017, of which $7.7 million were related to property and equipment and $4.3 million were related to intangible assets. See Note 16 to the consolidated financial statements for more details about the impairment charges.
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
We use a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the guidance on judgments regarding the realizability of deferred taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. We recognize potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2017	2016	2015
Total revenues	100%	100%	100%
Cost of revenues	(35)	(35)	(29)
Gross profit	65	65	71
Operating expenses:
Research and development	42	38	38
Sales and marketing	17	16	15
General and administrative	6	7	7
Impairment of long-lived assets	2	—	—
Total operating expenses	67	61	60
Income (loss) from operations	(2)	4	11
Interest expense	(1)	(1)	—
Other income (loss), net	—	—	—
Interest and other, net	(1)	(1)	—
Income (loss) before taxes on income	(3)	3	11
Provision for (benefit from) taxes on income	(1)	1	(3)
Net income (loss)	(2)%	2%	14%
Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 and the Year Ended December 31, 2016 to the Year Ended December 31, 2015
Revenues.
The following tables represent our total revenues for the years ended December 31, 2017 and 2016 by product type and interconnect protocol:

	Year Ended December 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)		(In thousands)
ICs	$161,216	18.7%	$170,641	19.9%
Boards	325,845	37.7%	337,304	39.3%
Switch systems	222,836	25.8%	204,083	23.8%
Cables, accessories and other	153,996	17.8%	145,470	17.0%
Total Revenue	$863,893	100.0%	$857,498	100.0%

	Year Ended December 31,
	2017	% of Revenues	2016	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$194,261	22.5%	$125,249	14.6%
FDR	181,465	21.0%	302,093	35.2%
QDR/DDR/SDR	31,599	3.6%	49,987	5.9%
Total	407,325	47.1%	477,329	55.7%
Ethernet	401,005	46.4%	317,241	37.0%
Other	55,563	6.5%	62,928	7.3%
Total revenue	$863,893	100.0%	$857,498	100.0%
Revenues were $863.9 million for the year ended December 31, 2017 compared to $857.5 million for the year ended December 31, 2016, representing an increase of $6.4 million, or approximately 0.7%. The year-over-year revenue increase in 2017 from 2016 was primarily attributable to increased demand for our 25, 50, and 100Gb/s Ethernet solutions. Revenues from our InfiniBand products decreased primarily due to declines in storage and embedded customers, driven by customer product transitions and customer M&A activity and lower average selling prices as a result of competition in the HPC market. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR and lower data rate products to the EDR product generation. Our 2017 revenues are not necessarily indicative of future results.
The following tables represent our total revenues for the years ended December 31, 2016 and 2015 by product type and interconnect protocol:

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
ICs	$170,641	19.9%	$92,214	14.0%
Boards	337,304	39.3%	265,249	40.3%
Switch systems	204,083	23.8%	179,977	27.3%
Cables, accessories and other	145,470	17.0%	120,700	18.4%
Total Revenue	$857,498	100.0%	$658,140	100.0%

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)
InfiniBand:
EDR	$125,249	14.6%	$39,009	5.9%
FDR	302,093	35.2%	347,760	52.8%
QDR/DDR/SDR	49,987	5.9%	63,745	9.8%
Total	477,329	55.7%	450,514	68.5%
Ethernet	317,241	37.0%	155,221	23.6%
Other	62,928	7.3%	52,405	7.9%
Total revenue	$857,498	100.0%	$658,140	100.0%

Revenues were $857.5 million for the year ended December 31, 2016 compared to $658.1 million for the year ended December 31, 2015, representing an increase of $199.4 million, or approximately 30.3%. The year-over-year Ethernet revenue increase in 2016 from 2015 was primarily attributable to increased demand for our adapters at 25Gb/s and above and incremental revenues from the EZchip acquisition derived from sales of ICs. Revenues from our InfiniBand products also increased primarily due to increased sales into HPC and cloud markets. Revenues from InfiniBand EDR products increased as customers continued transitioning from FDR and lower data rate products to the EDR product generation. The increase in other revenues was primarily due to higher revenue from support.
Gross Profit and Margin. Gross profit was $563.4 million for the year ended December 31, 2017 compared to $555.5 million for the year ended December 31, 2016, representing an increase of $7.9 million, or approximately 1.4%. As a percentage of revenues, gross margin increased to 65.2% in the year ended December 31, 2017 from approximately 64.8% in the year ended December 31, 2016. The increase in gross margin was primarily due to a decrease in intangible asset amortization costs of $5.6 million and inventory step-up amortization costs of $8.3 million, both related to the EZchip acquisition, partially offset by the lower margins due to product mix. Gross margin for 2017 is not necessarily indicative of future results.
Gross profit was $555.5 million for the year ended December 31, 2016 compared to $468.9 million for the year ended December 31, 2015, representing an increase of $86.6 million, or approximately 18.5%. As a percentage of revenues, gross margin decreased to 64.8% in the year ended December 31, 2016 from approximately 71.3% in the year ended December 31, 2015. The decrease in gross margin was primarily due to an increase in intangible asset amortization costs of $39.7 million and inventory step-up amortization costs of $8.3 million, both related to the EZchip acquisition.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Year ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$200,125	23.2%	$174,462	20.3%	$130,255	19.8%
Share-based compensation	40,278	4.7%	40,475	4.7%	28,821	4.4%
Development and tape-out costs	39,001	4.5%	36,091	4.2%	36,305	5.5%
Other	86,474	10.0%	71,592	8.4%	56,794	8.6%
Total Research and development	$365,878	42.4%	$322,620	37.6%	$252,175	38.3%
Research and development expenses were $365.9 million for the year ended December 31, 2017 compared to $322.6 million for the year ended December 31, 2016, representing an increase of $43.3 million, or approximately 13.4%. The increase in salaries and benefits expenses was primarily attributable to headcount additions and merit increases. The increase in development and tape-out costs reflects continued investments in new products. The increase in other expenses was primarily due to higher depreciation expense and facilities costs.
Research and development expenses were $322.6 million for the year ended December 31, 2016 compared to $252.2 million for the year ended December 31, 2015, representing an increase of $70.4 million, or approximately 27.9%. The increase in salaries and benefits expenses was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in other expenses reflects higher outsourced services expenses, depreciation expense, and facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Year ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$90,419	10.5%	$76,774	9.0%	$58,204	8.8%
Share-based compensation	15,693	1.8%	15,183	1.8%	10,309	1.6%
Trade shows and promotions	19,593	2.3%	19,893	2.3%	15,996	2.4%
Other	24,752	2.8%	21,930	2.5%	12,929	2.0%
Total Sales and marketing	$150,457	17.4%	$133,780	15.6%	$97,438	14.8%
Sales and marketing expenses were $150.5 million for the year ended December 31, 2017 compared to $133.8 million for the year ended December 31, 2016, representing an increase of $16.7 million, or approximately 12.5%. The increase in salaries and benefits expenses was primarily related to headcount additions and merit increases. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
Sales and marketing expenses were $133.8 million for the year ended December 31, 2016 compared to $97.4 million for the year ended December 31, 2015, representing an increase of $36.4 million, or approximately 37.3%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, and merit increases. The increase in trade shows and promotions was due primarily to higher trade show exhibit costs and related travel costs. The increase in other expenses primarily reflects higher depreciation expense, amortization costs related to acquired intangible assets associated with the EZchip acquisition and facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2017	% of Revenues	2016	% of Revenues	2015	% of Revenues
	(In thousands)		(In thousands)		(In thousands)
Salaries and benefits	$21,476	2.5%	$20,976	2.4%	$16,050	2.4%
Share-based compensation	10,893	1.3%	13,085	1.5%	9,268	1.4%
Professional services	13,179	1.5%	26,602	3.1%	12,348	1.9%
Other	6,622	0.7%	7,859	1.0%	6,546	1.0%
Total General and administrative	$52,170	6.0%	$68,522	8.0%	$44,212	6.7%
General and administrative expenses were $52.2 million for the year ended December 31, 2017 compared to $68.5 million for the year ended December 31, 2016, representing a decrease of $16.3 million, or approximately 23.8%. The decrease in professional services expenses was primarily due to the fact that during 2016 we incurred $8.3 million of investment banking, consulting and other professional fees related to the EZchip acquisition, and $5.1 million of litigation settlement costs and legal fees.
General and administrative expenses were $68.5 million for the year ended December 31, 2016 compared to $44.2 million for the year ended December 31, 2015, representing an increase of $24.3 million, or approximately 55.0%. The increase in salaries and benefits was primarily attributable to headcount additions, including those associated with the EZchip acquisition, merit increases and higher accrued bonuses under our annual discretionary bonus award program. The increase in professional services expenses was related to investment banking costs, consulting expenses and other professional fees related to the EZchip acquisition, litigation settlement costs and legal fees. The increase in other expenses was primarily related to higher depreciation and facilities costs.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cost of goods sold	$2,000	$2,375	$2,366
Research and development	40,278	40,475	28,821
Sales and marketing	15,693	15,183	10,309
General and administrative	10,893	13,085	9,268
	$68,864	$71,118	$50,764
Share-based compensation expenses were $68.9 million for the year ended December 31, 2017, compared to $71.1 million for the year ended December 31, 2016, representing a decrease of $2.2 million, or approximately 3%. The decrease was primarily related to $4.8 million of cash payments made during 2016 related to accelerated RSUs that were paid to individuals who were terminated on the closing date of the EZchip acquisition, partially offset by the additional expense due to new hires and focal grants.
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
Impairment of long-lived assets. While performing our review for impairment for the fourth quarter of 2017, we noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, we recorded impairment charges totaling $12.0 million in the fourth quarter of 2017, of which $7.7 million were related to property and equipment and $4.3 million were related to intangible assets.

Interest and other, net. Interest and other, net was $4.8 million for the year ended December 31, 2017 compared to $6.3 million for the year ended December 31, 2016. The change was primarily attributable to a $1.5 million increase in interest income and gains on short-term investments.
Interest and other, net was $6.3 million for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015. The change was primarily attributable to $7.4 million in interest expense associated with the Term Debt, a $0.7 million increase in foreign exchange loss, and a $0.8 million decrease in interest income and gains on short-term investments due to lower invested balances post EZchip acquisition, partially offset by a $3.2 million impairment loss of investment in a privately-held company in the year ended December 31, 2015.
Provision for or Benefit from Taxes on Income. Our benefit from taxes on income was $2.5 million for the year ended December 31, 2017 as compared to a provision for taxes on income of $5.8 million for the year ended December 31, 2016. Our effective tax rate was 11.3% and 23.9% for 2017 and 2016, respectively. For the year ended December 31, 2017, the difference between the 11.3% effective tax rate and the 35% federal statutory rate resulted primarily from a decrease of $15.7 million in deferred tax assets due to the effects of the recently enacted U.S. tax reform, partially offset by a $10.4 million decrease in the valuation allowance primarily due to the same effects.
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
Liquidity and Capital Resources
On February 23, 2016, we completed the acquisition of EZchip and acquired its cash of approximately $87.5 million and short term investments of $108.9 million. We financed the acquisition purchase price of approximately $782.2 million and related transaction expenses with cash on hand, and with $280.0 million in term debt. The Term Debt agreement includes customary liquidity covenants and consists of a variable interest rate senior secured loan for the term of three years at an annualized variable interest rate based on, at our option, either (a) the London Interbank Offered Rate ("LIBOR") for Eurocurrency borrowing, or (b) an Alternate Base Rate (“ABR”), which is the highest of (i) the administrative agent’s prime rate, (ii) one-half of 1.00% in excess of the overnight U.S. Federal Funds rate, and (iii) 1.00% in excess of the one-month LIBOR), plus in each case, an applicable margin. The Term Debt provides for an additional term loan borrowing under certain conditions. During the year ended December 31, 2017, we made principal payments of $172.0 million, which included prepayments of $146.5 million which were applied to future payment requirements. As of December 31, 2017, the outstanding principal amount of the Term Debt was $74.0 million.
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2017, our principal source of liquidity consisted of cash and cash equivalents of $62.5 million and short-term investments of $211.3 million. After taking into consideration our forecasted operating expenses, including the restructuring charges as discussed in Note 17 to the consolidated financial statements, and capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and our cash flows from operating activities will be sufficient to fund our operations and both our short-term and long-term liquidity requirements arising from interest and principal payments related to the Term Debt.
We are an Israeli company and as of December 31, 2017 our subsidiaries outside of Israel held approximately $14.9 million in cash and cash equivalents and short term investments.
Our cash and cash equivalents, short-term investments, and working capital at December 31, 2017 and December 31, 2016 were as follows:

	Year ended December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents	$62,473	$56,780
Short-term investments	211,281	271,661
Total	$273,754	$328,441
Working capital	$310,286	$340,511

Our ratio of current assets to current liabilities was 2.6:1 at December 31, 2017 and 2016.
Operating Activities
Net cash provided by our operating activities amounted to $161.3 million in the year ended December 31, 2017. Net cash provided by operating activities was attributable to net loss of $19.4 million adjusted by net non-cash items of $182.6 million, gain on short-term investments of $3.5 million, and changes in assets and liabilities of $1.6 million. Non-cash expenses consisted primarily of $103.8 million of depreciation and amortization, $68.9 million of share-based compensation, and $12.0 million of impairment charges, partially offset by an increase in deferred income taxes of $2.2 million. The $1.6 million cash inflow from changes in assets and liabilities resulted from increases in accrued liabilities and other liabilities of $15.2 million, primarily due to higher accrued salaries, benefits and severance liabilities, partially offset by, among other things, an increase in accounts receivable of $12.2 million primarily due to the timing of sales.
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
Investing Activities
Net cash provided by investing activities was $2.0 million in the year ended December 31, 2017. Cash provided by investing activities was primarily attributable to net proceeds from sales, maturities and purchases of short-term investments of $63.5 million, partially offset by $41.4 million for purchases of property and equipment, $15.0 million for purchases of investments in privately-held companies, $2.8 million for purchases of intangible assets, $1.3 million for purchases of severance-related insurance policies, and $0.9 million of cash used for acquisitions.
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
Financing Activities
Net cash used in financing activities was $149.6 million in the year ended December 31, 2017. Cash used in financing activities was primarily due to $172.0 million of principal payments on the Term Debt and $7.4 million of payments on intangible asset obligations, partially offset by $29.7 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Net cash provided by financing activities was $261.6 million in the year ended December 31, 2016. Cash provided by financing activities was primarily due to $280.0 million of proceeds from the Term Debt and $22.6 million of proceeds from issuances of ordinary shares through employee equity incentive plans, partially offset by $34.0 million of principal payments on the Term Debt and debt issuance costs of $5.5 million.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2017 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Obligations
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term debt including interest
	(in thousands)
2018	$178,682	$23,028	$153,358	$2,296
2019	95,220	18,453	2,447	74,320
2020	15,284	14,740	544	—
2021	13,492	12,950	542	—
2022	10,184	9,648	536	—
Thereafter	60,091	60,091	—	—
Total	$372,953	$138,910	$157,427	$76,616
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
Other Commitments
Operating lease
On May 3, 2016, we entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. Our occupancy of the additional office space and our obligation under the lease agreement are contingent on the lessor's attainment of stated milestones in the lease agreement. As such, we cannot make a reliable estimate as to the timing of cash payments under the lease. At December 31, 2017, the estimated total future lease obligation is approximately $30.7 million. Over a twelve month period the estimated rental expense is approximately $3.1 million.
Royalty-bearing grants
We are obliged to pay royalties to the Israeli National Authority for Technological Innovation or the OCS for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984 (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% on the revenues of the Company's products incorporating OCS funded know-hows, and up to the amount of the grants received. Our obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At December 31, 2017, we estimated a total future royalty obligation of approximately $36.4 million, and if recognized, would increase the cost of revenues in our consolidated statement of operations.
Unrecognized tax benefits
The contractual obligation table excludes our unrecognized tax benefit liabilities because we cannot make a reliable estimate of the timing of cash payments. As of December 31, 2017, our unrecognized tax benefits liabilities totaled $45.2 million, out of which an amount of $24.6 million would reduce our income tax expense and effective tax rate, if recognized.
Recent accounting pronouncements
See Note 1 to the consolidated financial statements for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance sheet arrangements.
Impact of Currency Exchange Rates
Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the NIS. We do not enter into derivative transactions for speculative or trading purposes. We use foreign currency derivative contracts to hedge assets, liabilities and a significant portion of our operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities. For the effective portion of derivatives designated as cash flow hedges, the gains or losses are recorded as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. For the ineffective portion of derivatives designated as cash flow hedges, if any, as well as derivatives not designated as hedging instruments, the change in fair value is immediately recognized in other income (loss), net. See Note 7 to the consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
As of December 31, 2017, the outstanding principal amount of the Term Debt was $74.0 million. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $0.7 million for the following 12 months.
Our investments consist of cash, money market funds, certificates of deposit, and interest bearing investments in government debt securities, commercial paper, corporate bonds, municipal bonds and foreign government bonds with an average maturity of 0.8 years. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 1% change in interest rates would have a $1.4 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.1 million at December 31, 2017. There would also be an impact on future operating expenses denominated in NIS. For the month ending December 31, 2017, approximately $20.5 million of our monthly expenses were denominated in NIS. As of December 31, 2017, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 181.6 million NIS, or approximately $52.4 million based upon the exchange rate on that day. In addition, as of December 31, 2017, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 163.0 million NIS, or approximately $47.0 million based upon the exchange rate on that day.
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
Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1 (1)
	2017	2017	2017	2017	2016	2016	2016	2016
	(in thousands, except per share data)
Total revenues	$237,581	$225,699	$211,962	$188,651	$221,676	$224,211	$214,801	$196,810
Cost of revenues	85,238	77,335	73,427	64,450	73,507	78,191	79,807	70,481
Gross profit	152,343	148,364	138,535	124,201	148,169	146,020	134,994	126,329
Operating expenses:
Research and development	94,123	90,916	92,348	88,491	85,651	83,611	82,324	71,034
Sales and marketing	38,761	37,829	38,110	35,757	35,568	34,408	32,576	31,228
General and administrative	14,136	13,039	12,476	12,519	13,589	13,501	13,494	27,938
Impairment of long-lived assets	12,019	—	—	—	—	—	—	—
Total operating expenses	159,039	141,784	142,934	136,767	134,808	131,520	128,394	130,200
Income (loss) from operations	(6,696)	6,580	(4,399)	(12,566)	13,361	14,500	6,600	(3,871)
Interest expense	(1,932)	(2,016)	(1,996)	(1,993)	(1,944)	(2,195)	(2,215)	(998)
Other income (loss), net	649	956	827	683	108	606	315	61
Interest and other, net	(1,283)	(1,060)	(1,169)	(1,310)	(1,836)	(1,589)	(1,900)	(937)
Income (loss) before taxes on income	(7,979)	5,520	(5,568)	(13,876)	11,525	12,911	4,700	(4,808)
Provision for (benefit from) taxes on income	(5,386)	2,117	2,423	(1,632)	2,530	874	46	2,360
Net income (loss)	$(2,593)	$3,403	$(7,991)	$(12,244)	$8,995	$12,037	$4,654	$(7,168)
Net income (loss) per share — basic	$(0.05)	$0.07	$(0.16)	$(0.25)	$0.18	$0.25	$0.10	$(0.15)
Net income (loss) per share — diluted	$(0.05)	$0.07	$(0.16)	$(0.25)	$0.18	$0.24	$0.09	$(0.15)
______________________________________________________________________________
(1) On February 23, 2016, we acquired EZchip. EZchip's results of operations have been included in our consolidated financial statements beginning February 23, 2016.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The information required by this Item 9 was previously reported in the company’s Current Report on Form 8-K that was filed with the Securities and Exchange Commission on February 24, 2017.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2017 to provide the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Kost, Forer, Gabbay and Kasierer, a member of EY Global, our independent registered public accounting firm, audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report which appears under Item 8.

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual General Meeting of our Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after the end of our fiscal year ended December 31, 2017, under the sections titled “Proposal - Election of Directors,” “Security Ownership,” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.

ITEM 11—EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement under the sections titled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation in Fiscal Year 2017,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.
ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement under the sections titled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Security Ownership,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.
ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement under the section titled “Corporate Governance and Board of Directors Matters” and is incorporated in this report by reference.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in the Proxy Statement under the section titled “Audit Matters” and is incorporated in this report by reference.
PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
        (a)   Documents filed as part of this report.
1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:
2.    Financial Statement Schedules.    The following financial statement schedules are filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	98
All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)		Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
2.2	(2)		Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.
3.1	(3)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 9, 2016).
10.1	(4)	*	Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006).
10.2	(5)	*	Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
10.3	(6)	*	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
10.4	(7)	*	Voltaire Ltd. 2007 Incentive Compensation Plan.
10.5	(8)	*	Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan.
10.6	(9)	*	Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan.
10.7	(10)	*	Voltaire Ltd. 2001 Stock Option Plan.
10.8	(11)	*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.
10.9	(12)	*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.
10.10	(13)	*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.11	(14)	*	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.
10.12	(15)	*	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.
10.13	(16)	*	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.
10.14	(17)	*	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.
10.15	(18)	*	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.
10.16	(19)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.17	(20)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.18	(21)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).
10.19	(22)		Lease Agreement, dated April 9, 2017, by and between the Company, as tenant, and Rubinstein Buildings Ltd., as landlord (as translated from Hebrew).
10.20		†	Office Space Lease dated December 29, 2017 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.
10.21		†	Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
21.1			List of Company Subsidiaries.
23.1			Consent of Kost, Forer, Gabbay and Kasierer, a member of EY Global, independent registered public accounting firm.
23.2			Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1			Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1			Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2			Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1			Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2			Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS			XBRL Instance Document
101.SCH			XBRL Taxonomy Extension Schema Document
101.CAL			XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB			XBRL Taxonomy Extension Label Linkbase Document
101.PRE			XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(4)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(5)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.
(6)	Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(7)	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(9)	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(10)	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(11)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
(12)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.
(14)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(15)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(16)	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(17)	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(18)	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(19)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(20)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(21)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Mellanox Technologies, Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mellanox Technologies Ltd. (the "Company") as of December 31, 2017 and the related consolidated statement of operations, comprehensive loss, shareholders' equity and cash flows for the year in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017, and the consolidated result of its operations and its cash flows for the year in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kost, Forer, Gabbay and Kasierer

KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company's auditor since 2017.

Tel-Aviv, Israel
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

Mellanox Technologies, Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Mellanox Technologies Ltd. (the "Company") internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017 and the related consolidated statement of operations, comprehensive loss, shareholders' equity and cash flows for the year in the period ended December 31, 2017 of the Company and our report dated February 16, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Kost, Forer, Gabbay and Kasierer

KOST FORER GABBAY & KASIERER
A Member of EY Global

Tel-Aviv, Israel
February 16, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Mellanox Technologies, Ltd.
In our opinion, the consolidated balance sheet as of December 31, 2016 and the related consolidated statements of operations, of comprehensive income (loss), of shareholders' equity and of cash flows for each of the two years in the period ended December 31, 2016 present fairly, in all material respects, the financial position of Mellanox Technologies, Ltd. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2016 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements, and on the financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 17, 2017

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$62,473	$56,780
Short-term investments	211,281	271,661
Accounts receivable, net	154,213	141,768
Inventories	64,657	65,523
Other current assets	14,295	17,346
Total current assets	506,919	553,078
Property and equipment, net	109,919	118,585
Severance assets	18,302	15,870
Intangible assets, net	228,195	278,031
Goodwill	472,437	471,228
Deferred taxes and other long-term assets	66,162	36,713
Total assets	$1,401,934	$1,473,505
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,090	$59,533
Accrued liabilities	114,058	105,042
Deferred revenue	23,485	24,364
Current portion of term debt	—	23,628
Total current liabilities	196,633	212,567
Accrued severance	23,205	19,874
Deferred revenue	17,820	15,968
Term debt	72,761	218,786
Other long-term liabilities	34,067	30,580
Total liabilities	344,486	497,775
Commitments and Contingencies (Note 9)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 51,488 and 49,076 shares issued and outstanding at December 31, 2017 and 2016, respectively	221	209
Additional paid-in capital	873,979	774,605
Accumulated other comprehensive income (loss)	1,618	(928)
Retained earnings	181,630	201,844
Total shareholders’ equity	1,057,448	975,730
Total liabilities and shareholders' equity	$1,401,934	$1,473,505

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Total revenues	$863,893	$857,498	$658,140
Cost of revenues	300,450	301,986	189,209
Gross profit	563,443	555,512	468,931
Operating expenses:
Research and development	365,878	322,620	252,175
Sales and marketing	150,457	133,780	97,438
General and administrative	52,170	68,522	44,212
Impairment of long-lived assets	12,019	—	—
Total operating expenses	580,524	524,922	393,825
Income (loss) from operations	(17,081)	30,590	75,106
Interest expense	(7,937)	(7,352)	—
Other income (loss), net	3,115	1,090	(524)
Interest and other, net	(4,822)	(6,262)	(524)
Income (loss) before taxes on income	(21,903)	24,328	74,582
Provision for (benefit from) taxes on income	(2,478)	5,810	(18,312)
Net income (loss)	$(19,425)	$18,518	$92,894
Net income (loss) per share — basic	$(0.39)	$0.38	$2.00
Net income (loss) per share — diluted	$(0.39)	$0.37	$1.94

Shares used in computing net income (loss) per share:
Basic	50,310	48,145	46,365
Diluted	50,310	49,526	47,778

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$(19,425)	$18,518	$92,894
Other comprehensive income, net of tax:
Change in unrealized gains/losses on available-for-sale securities, net	929	342	(204)
Change in unrealized gains/losses on derivative contracts, net (net of tax effect of $105, $47, and $97)	1,617	399	2,555
Other comprehensive income	2,546	741	2,351
Total comprehensive income (loss), net of tax	$(16,879)	$19,259	$95,245

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2014	45,487,764	$192	$615,148	$(4,020)	$90,432	$701,752

Net income	—	—	—	—	92,894	92,894
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	(204)	—	(204)
Unrealized gain on derivative contracts, net of taxes	—	—	—	2,555	—	2,555
Share-based compensation	—	—	50,764	—	—	50,764
Issuances of shares through employee equity incentive plans	1,267,244	6	6,043	—	—	6,049
Issuance of shares through employee share purchase plan	364,746	2	12,816	—	—	12,818
Income tax benefit from share options exercised	—	—	53	—	—	53
Balance at December 31, 2015	47,119,754	$200	$684,824	$(1,669)	$183,326	$866,681

Net income	—	—	—	—	18,518	18,518
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	342	—	342
Unrealized gains on derivative contracts, net of taxes	—	—	—	399	—	399
Share-based compensation	—	—	66,309	—	—	66,309
Issuances of shares through employee equity incentive plans	1,463,884	7	5,083	—	—	5,090
Issuance of shares through employee share purchase plan	491,968	2	17,463	—	—	17,465
Income tax benefit from share options exercised	—	—	(46)	—	—	(46)
Fair value of awards attributable to pre-acquisition services	—	—	972	—	—	972
Balance at December 31, 2016	49,075,606	$209	$774,605	$(928)	$201,844	$975,730

Net loss	—	—	—	—	(19,425)	(19,425)
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	929	—	929
Unrealized gains on derivative contracts, net of taxes	—	—	—	1,617	—	1,617
Share-based compensation	—	—	68,864	—	—	68,864
Issuances of shares through employee equity incentive plans	1,843,168	9	7,633	—	—	7,642
Issuance of shares through employee share purchase plan	568,876	3	22,088	—	—	22,091
Effect of adopting ASU 2016-09: Improvements to Employee Share-Based Payment Accounting	—	—	789	—	(789)	—
Balance at December 31, 2017	51,487,650	$221	$873,979	$1,618	$181,630	$1,057,448

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(19,425)	$18,518	$92,894
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	103,821	97,731	41,372
Deferred income taxes	(2,150)	809	(22,607)
Share-based compensation	68,864	66,309	50,764
Gains on short-term investments, net	(3,460)	(1,774)	(3,000)
Impairment charges	12,019	—	3,189
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(12,175)	(41,331)	(19,351)
Inventories	(887)	8,263	(24,735)
Prepaid expenses and other assets	(681)	6,948	(2,619)
Accounts payable	170	13,330	3,750
Accrued liabilities and other liabilities	15,216	27,261	30,884
Net cash provided by operating activities	161,312	196,064	150,541
Cash flows from investing activities:
Purchase of severance-related insurance policies	(1,312)	(1,172)	(743)
Purchase of short-term investments	(188,745)	(300,858)	(219,459)
Proceeds from sales of short-term investments	193,082	237,764	179,700
Proceeds from maturities of short-term investments	59,129	149,725	129,279
Purchase of property and equipment	(41,376)	(42,976)	(48,601)
Purchase of intangible assets	(2,843)	(7,962)	(210)
Purchase of investments in privately-held companies	(15,021)	(4,982)	—
Acquisitions, net of cash acquired	(872)	(693,692)	—
Net cash provided by (used in) investing activities	2,042	(664,153)	39,966
Cash flows from financing activities:
Proceeds from term debt	—	280,000	—
Principal payments on term debt	(172,000)	(34,000)	—
Term debt issuance costs	—	(5,521)	—
Principal payments on capital lease and intangible assets obligations	(7,369)	(1,364)	(1,105)
Proceeds from issuances of ordinary shares through employee equity incentive plans	29,733	22,555	18,867
Net cash provided by (used in) financing activities	(149,636)	261,670	17,762
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,718	(206,419)	208,269
Cash, cash equivalents, and restricted cash at beginning of period	56,780	263,199	54,930
Cash, cash equivalents, and restricted cash at end of period	$70,498	$56,780	$263,199

Supplemental disclosures of cash flow information
Interest paid	$5,384	$5,335	$27
Income taxes paid	$1,218	$835	$1,114

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$12,981	$8,834	$—
Unpaid property and equipment	$3,962	$5,425	$2,228
Transfer from inventory to property and equipment	$1,753	$3,814	$6,732

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
Certain prior year amounts have been reclassified to conform to the 2017 presentation.
Risks and uncertainties
The Company is subject to all of the risks inherent in a company which operates in the dynamic and competitive semiconductor industry. Significant changes in any of the following areas could have a material adverse impact on the Company's financial position and results of operations; unpredictable volume or timing of customer orders; ordered product mix; the sales outlook and purchasing patterns of the Company's customers based on consumer demands and general economic conditions; loss of one or more of the Company's customers; decreases in the average selling prices of products or increases in the average cost of finished goods; the availability, pricing and timeliness of delivery of components used in the Company's products; reliance on a limited number of subcontractors to manufacture, assemble, package and production test the Company's products; the Company's ability to successfully develop, introduce and sell new or enhanced products in a timely manner; product obsolescence and the Company's ability to manage product transitions; the timing of announcements or introductions of new products by the Company's competitors, and the Company's ability to successfully integrate acquired businesses.
Use of estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, allowances for price adjustments, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, useful lives of property, equipment, and intangibles, accounting for business combinations, goodwill and purchased intangible asset valuation, investments in privately-held companies, accounting and fair value of financial instruments and derivatives, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds.
Restricted cash
The Company maintains certain cash amounts that are restricted as to withdrawal or use over the long-term. The cash is securing bank guarantees primarily issued against long-term tenancy agreements. The long-term restricted cash balance of $8.0 million was reported in other long-term assets on the balance sheet as of December 31, 2017, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the year ended December 31, 2017. There was no restricted cash as of December 31, 2016 and 2015. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	December 31,
	2017	2016	2015
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$62,473	$56,780	$263,199
Restricted cash in other long-term assets, as reported on the balance sheets	8,025	—	—
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$70,498	$56,780	$263,199
Short-term investments
The Company's short-term investments are classified as available-for-sale securities and are reported at fair value. Unrealized gains or losses are recorded in shareholders' equity and included in other comprehensive income ("OCI"). The Company views its available-for-sale portfolio as available for use in its current operations. Accordingly, the Company has classified all investments in available for sale securities with readily available markets as short-term, even though the stated maturity date may be one year or more beyond the current balance sheet date, because of the intent and ability to sell these securities prior to maturity to meet liquidity needs or as part of a risk management program. The Company regularly reviews its investment portfolio and charges unrealized losses against net income when a decline in fair value is determined to be other-than-temporary. The Company reviews several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (1) the length of time a security is in an unrealized loss position, (2) the extent to which fair value is less than cost, (3) the financial condition and near term prospects of the issuer and (4) our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.
Fair value of financial instruments
The Company's financial instruments consist of cash equivalents, restricted cash, short-term investments and foreign currency derivative contracts. The fair value of a financial instrument is the amount that would be received in an asset sale or paid to transfer a liability in an orderly transaction between unaffiliated market participants. When there is no readily available market data, fair value estimates may be made by the Company, which may not necessarily represent the amounts that could be realized in a current or future sale of these assets.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company accounts for its derivative instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative instruments is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gains or losses on the derivative instruments, if any, is recognized in earnings in the current period. The derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not currently designated as hedges for financial reporting purposes, and thus the gains or losses on such derivative instruments are recognized in earnings in the current period.
Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, restricted cash, short-term investments and accounts receivable. Cash, cash equivalents, restricted cash and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company's accounts receivable are derived from revenue earned from customers primarily located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected.
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2017	2016	2015
HPE	13%	16%	14%
Dell	11%	*	*
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	December 31, 2017	December 31, 2016
HPE	13%	11%
Inventory
Inventory includes finished goods, work-in-process and raw materials. Inventory is stated at the lower of cost (principally standard cost which approximates actual cost on a first-in, first-out basis) or net realizable value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels, future sales forecasts and market conditions. Once established, the original cost of the Company's inventory less the related inventory reserve represents the new cost basis of such products.
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computer equipment and software, seven years for lab equipment, and seven years for office furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized. During the fourth quarter of 2017, the Company retired fully depreciated assets that were no longer in use. As a result, $72.8 million of cost and accumulated depreciation was removed from the accounts. No gain or loss was recognized.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed. This involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2017, the Company's qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
Intangible assets represent acquired intangible assets including developed technology, customer relationships and IPR&D, as well as licensed technology. The Company amortizes its finite lived intangible assets over their useful lives using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or, if that pattern cannot be reliably determined, using a straight-line amortization method. The Company capitalizes IPR&D projects acquired as part of a business combination as intangible assets with indefinite lives. On completion of each project, IPR&D assets are reclassified to developed technology and amortized over their estimated useful lives. If any of the IPR&D projects are abandoned, the Company would impair the related IPR&D asset.
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. The Company first assesses qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. The Company performed an impairment test on the IPR&D during the fourth quarter of 2017 when the project reached technological feasibility and was transferred to developed technology, and concluded that the asset was not impaired. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
Equity investments in privately-held companies
The Company has equity investments in privately-held companies. These investments are recorded at cost reduced by any impairment write-downs because the Company does not have the ability to exercise significant influence over the operating and financial policies of the company. The investments are included in other long-term assets on the accompanying balance sheets. The Company monitors the investments and if facts and circumstances indicate an investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
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
While performing the review for impairment for the fourth quarter of 2017, the Company noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, the Company recorded impairment charges totaling $12.0 million in the fourth quarter of 2017, of which $7.7 million were related to property and equipment and $4.3 million were related to intangible assets. See Note 16 for more details about the impairment charges.
Revenue recognition
The Company recognizes revenue from the sales of products when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the price is fixed or determinable; and (4) collection is reasonably assured. The Company uses a binding purchase order or a signed agreement as evidence of an arrangement. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer. The Company's standard arrangement with its customers typically includes freight-on-board shipping point, no right of return and no customer acceptance provisions. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred. The customer's obligation to pay and the payment terms are set at the time of shipment and are not dependent on the subsequent resale of the product. The Company determines whether collectability is reasonably assured on a customer-by-customer basis. When assessing the probability of collection, the Company considers the number of years the customer has been in business and the history of the Company's collections. Customers are subject to a credit review process that evaluates the customers' financial positions and ultimately their ability to pay. If it is determined at the outset of an arrangement that collection is not reasonably assured, no product is shipped and no revenue is recognized unless cash is received in advance.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For multiple element arrangements that include a combination of hardware, services, such as post-contract customer support, and software, the arrangement consideration is first allocated among the accounting units before revenue recognition criteria are applied. The allocation is derived based on vendor specific objective evidence ("VSOE"). When VSOE or third party evidence is unavailable, we use management's best estimate of selling price.
Distributor Revenue
A portion of the Company's sales are made to distributors under agreements which contain price protection provisions. Currently, the Company recognizes revenues from sales to distributors based on the sell-through method using inventory and point of sale information provided by the distributors, net of estimated allowances for price adjustments. Upon the adoption of the new revenue standards effective January 1, 2018, the Company will recognize revenues from sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments.
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

	Year Ended December 31,
	2017	2016
	(In thousands)
Balance, beginning of the period	$1,474	$1,641
Assumed warranty liability from acquisition	—	290
New warranties issued during the period	1,459	1,727
Reversal of warranty reserves	(565)	(856)
Settlements during the period	(1,479)	(1,328)
Balance, end of the period	889	1,474
Less: long-term portion of product warranty liability	(183)	(211)
Balance, end of the period	$706	$1,263
Research and development
Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Advertising
Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $2.9 million, $2.1 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the equity awards as of the grant dates. The fair value of restricted stock units ("RSUs"), is based on the closing market price of our ordinary shares on the date of grant. The Company estimates the fair value of share options and the Employee Share Purchase Plan ("ESPP") using the Black-Scholes option valuation model, which requires the input of subjective assumptions including the expected share price volatility and the calculation of expected term, as well as the fair value of the underlying ordinary share on the date of grant, among other inputs.
The Company bases its estimate of expected volatility on the historical volatility of the Company's shares. The Company did not grant share options in 2017, 2016, and 2015.
Share-based compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period. Share-based compensation expense is recorded in full during the vesting period, and the effect of forfeitures will be recorded as they actually occur.
Comprehensive income (loss)
Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2017 and 2016, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gains (losses) on available-for-sale securities and derivative instruments was immaterial at December 31, 2017 and 2016.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (loss)	$(19,425)	$18,518	$92,894
Basic and diluted shares:
Weighted average ordinary shares outstanding	50,310	48,145	46,365
Effect of dilutive shares	—	1,381	1,413
Shares used to compute diluted net income (loss) per share	50,310	49,526	47,778
Net income (loss) per share—basic	$(0.39)	$0.38	$2.00
Net income (loss) per share—diluted	$(0.39)	$0.37	$1.94
The Company excluded 4.5 million potentially dilutive share options and RSUs from the computation of diluted net loss per share for the year ended December 31, 2017, 0.5 million and 0.5 million potentially dilutive shares from the computation of diluted net income per share for the years ended December 31, 2016 and 2015, respectively, because including them would have had an anti-dilutive effect.
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
The Company uses a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with the guidance on judgments regarding the realizability of deferred taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within the consolidated statements of income as income tax expense.
Adoption of new accounting principles
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The Company adopted ASU No. 2016-09 during the quarter ended March 31, 2017. The standard requires, among other things, excess tax benefits to be

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized in the statement of operations as an income tax benefit as opposed to additional paid-in capital. This change was adopted prospectively and did not have a material effect on the Company's condensed consolidated financial statements. The standard also requires, among other things, excess tax benefits to be included in operating activities in the statement of cash flows as opposed to in financing activities. This change was adopted retrospectively and did not have a material effect on the Company's condensed consolidated financial statements.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires, among other things, an explanation of the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The standard is effective for fiscal years beginning after December 15, 2017. We early adopted ASU 2016-18 retrospectively during the fourth quarter of 2017. The Company has long-term restricted cash in the amount of $8.0 million as of December 31, 2017. This amount was reported in other long-term assets in the balance sheet as of December 31, 2017, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the year ended December 31, 2017. There was no restricted cash as of December 31, 2016 and 2015.
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
In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amends various aspects of the recognition, measurement, presentation, and disclosure of financial instruments, and is effective for the Company beginning January 1, 2018. One aspect that may have a material impact on the Company's consolidated financial statements relates to the measurement of its equity investments in privately-held companies whose fair values are not readily determinable. With the election to use the measurement alternative (as opposed to fair value), these equity investments will be measured at cost, less impairments, adjusted by observable price changes. The Company believes that the adoption of ASU 2016-01 may increase the volatility of its other income (expense), net, as a result of the remeasurement of its equity investments in privately-held companies upon the occurrence of observable price changes and impairments.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and may be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB has issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards,” which become effective for the Company beginning January 1, 2018. The Company expects to adopt the new revenue standards using

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the modified retrospective method. Under the current guidance, the Company defers the recognition of revenue and the cost of revenue from distributor sales until the distributors report that they have sold the products to their customers (known as “sell-through” revenue recognition). Upon the adoption of the new revenue standards, the Company will recognize revenue on sales to distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of the estimated allowances for price adjustments. The deferred “sell-through” revenue, net of the deferred cost of revenue, was approximately $4.5 million as of December 31, 2017, which will be recognized and recorded as an increase to beginning retained earnings during the first quarter of 2018. The Company does not expect any other material effects on its consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—BALANCE SHEET COMPONENTS:

	December 31, 2017	December 31, 2016
	(In thousands)
Accounts receivable, net:
Accounts receivable	$154,845	$142,400
Less: allowance for doubtful accounts	(632)	(632)
	$154,213	$141,768
Inventories:
Raw materials	$12,656	$8,243
Work-in-process	22,769	26,118
Finished goods	29,232	31,162
	$64,657	$65,523
Other current assets:
Prepaid expenses	$7,518	$9,053
Derivative contracts receivable	982	257
VAT receivable	2,259	6,093
Other	3,536	1,943
	$14,295	$17,346
Property and equipment, net:
Computer, equipment, and software	$164,707	$214,719
Furniture and fixtures	3,198	5,210
Leasehold improvements	47,262	46,693
	215,167	266,622
Less: Accumulated depreciation and amortization	(105,248)	(148,037)
	$109,919	$118,585
Deferred taxes and other long-term assets:
Equity investments in privately-held companies	$29,255	$12,720
Deferred taxes	24,563	22,413
Long-term restricted cash	8,025	—
Other assets	4,319	1,580
	$66,162	$36,713
Accrued liabilities:
Payroll and related expenses	$71,868	$62,969
Accrued expenses	31,951	33,125
Derivative contracts payable	17	1,006
Product warranty liability	706	1,263
Other	9,516	6,679
	$114,058	$105,042
Other long-term liabilities:
Income tax payable	$24,425	$24,184
Deferred rent	2,220	2,504
Other	7,422	3,892
	$34,067	$30,580

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BUSINESS COMBINATION:
On February 23, 2016, the Company completed its acquisition of EZchip Semiconductor Ltd. ("EZchip"). Under the terms of the Agreement of Merger dated as of September 30, 2015 (as amended on November 17, 2015), by and among the Company, Mondial Europe Sub Ltd. and EZchip (the "Merger Agreement"), the total consideration was $782.2 million, including $1.0 million attributable to assumed RSUs. The net cash purchase price of $693.7 million consisted of a $781.2 million cash payment for all outstanding common shares of EZchip at the price of $25.50 per share and net of $87.5 million cash acquired. The Company also assumed 891,822 EZchip RSUs and converted them to 499,894 equivalent Company RSU awards. The fair value of the converted RSUs was determined based on the per share value of the underlying Mellanox ordinary shares of $46.40 per share as of the acquisition date. The 499,894 RSUs had a total aggregate value of $23.2 million, of which $1.0 million was recorded as a component of the purchase price for service rendered prior to the acquisition date and $22.2 million will be recognized as share-based compensation expense over the remaining required service period of up to 2.25 years from the acquisition date.
In connection with the acquisition, the Company entered into a $280.0 million variable interest rate Term Debt maturing February 21, 2019. See Note 15 for additional information.
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
Acquisition-related expenses for the EZchip acquisition for the year ended December 31, 2017 were $0.3 million and primarily consisted of employee-related expenses. Acquisition-related expenses for the EZchip acquisition for the year ended December 31, 2016 were $8.3 million and primarily consisted of investment banking, consulting, and other professional fees.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identifiable finite-lived intangible assets

	Fair value	Weighted Average Useful Life
	(in thousands)	(in years)
Purchased intangible assets:
Trade names	$5,600	3
Customer relationships	56,400	9
Backlog	11,300	1
Developed technology	181,246	4 - 6
In-process research and development (1)	33,700	-
Total purchased intangible assets	$288,246

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
During the three months ended September 30, 2016, one component of the IPR&D project reached technological feasibility and $4.2 million was transferred to developed technology. During the three months ended December 31, 2017, the remaining IPR&D project reached technological feasibility and $29.5 million was transferred to developed technology. The total developed technology balance at December 31, 2017 will be amortized over seven years.
Goodwill
Goodwill arising from the acquisition represents the value of the skilled assembled workforce and projected growth in overall revenues. The EZchip acquisition is a step in the Company's strategy to become a leading broad-line supplier of intelligent interconnect solutions for data centers. The addition of EZchip’s products and expertise in network processing is expected to enhance the Company's leadership position, and ability to deliver complete end-to-end, intelligent interconnect and processing solutions for advanced data center and edge platforms. The combined company has diverse and robust solutions to enable customers to meet the growing demands of data-intensive applications used in high-performance computing, Web 2.0, cloud, secure data center, enterprise, telecom, database, financial services, and storage environments. These significant factors

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

were the basis for the recognition of goodwill. Goodwill is not expected to be deductible for tax purposes. Goodwill will not be amortized but instead will be tested for impairment annually or more frequently if certain indicators are present.
Supplemental pro forma data
The following unaudited pro forma data have been prepared as if the EZchip acquisition had occurred on January 1, 2015, and include adjustments for amortization of intangible assets acquired, the effect of purchase accounting adjustments including the step-up of inventory, share-based compensation expense, and interest on the Term Debt incurred to partially finance the acquisition. Pro forma results are not indicative of what would have occurred had the acquisition occurred as of January 1, 2015 or of results that may occur in the future.

	Year Ended December 31,
	2016	2015
	(in thousands, except per share amounts)
Revenues	$867,422	$769,290
Net income	$40,288	$36,130
Net income per share — basic	$0.82	$0.77
Net income per share — diluted	$0.80	$0.74
Material non-recurring adjustments included in the unaudited pro forma net income for the year ended December 31, 2016 for the effect of purchase accounting adjustments include: a reduction of acquisition-related costs of $15.3 million, composed of acquisition cost of $8.3 million incurred by the Company and $7.0 million incurred by EZchip; a reduction of amortization expense related to the acquired intangible assets and the step-up of inventory of $13.0 million; and a reduction of the share-based compensation expense related to accelerated RSUs of $4.8 million.
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

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents, restricted cash, and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's restricted cash and investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2017 and December 31, 2016, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of December 31, 2017, the remaining principal of $74.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The Company calculated a fair value amount of $74.9 million at December 31, 2017 based on a discounted cash flow model using observable market inputs and taking into consideration variables such as interest rate changes, comparable instruments, and long-term credit ratings.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,857	$—	$1,857
Certificates of deposit	—	58,003	58,003
U.S. Government and agency securities	—	43,872	43,872
Commercial paper	—	27,029	27,029
Corporate bonds	—	54,447	54,447
Municipal bonds	—	15,169	15,169
Foreign government bonds	—	12,761	12,761
	1,857	211,281	213,138
Long-term restricted cash	—	8,025	8,025
Derivative contracts	—	982	982
Total financial assets	$1,857	$220,288	$222,145
Derivative contracts	$—	$17	$17
Total financial liabilities	$—	$17	$17
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016.

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
There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2017 and 2016.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
At December 31, 2017 and 2016, the Company held cash, cash equivalents and short-term investments classified as available-for-sale securities as follows:

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$60,616	$—	$—	$60,616
Money market funds	1,857	—	—	1,857
Certificates of deposit	58,039	—	(36)	58,003
U.S. Government and agency securities	44,070	—	(198)	43,872
Commercial paper	27,073	1	(45)	27,029
Corporate bonds	54,673	—	(226)	54,447
Municipal bonds	15,227	—	(58)	15,169
Foreign government bonds	12,809	—	(48)	12,761
Total	274,364	1	(611)	273,754
Less amounts classified as cash and cash equivalents	(62,473)	—	—	(62,473)
Short-term investments	$211,891	$1	$(611)	$211,281

	December 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$54,947	$—	$—	$54,947
Money market funds	1,833	—	—	1,833
Certificates of deposit	78,643	—	—	78,643
U.S. Government and agency securities	56,431	2	(86)	56,347
Commercial paper	29,486	—	(3)	29,483
Corporate bonds	94,292	37	(167)	94,162
Municipal bonds	7,718	—	(12)	7,706
Foreign government bonds	5,327	—	(7)	5,320
Total	328,677	39	(275)	328,441
Less amounts classified as cash and cash equivalents	(56,780)	—	—	(56,780)
Short-term investments	$271,897	$39	$(275)	$271,661
Interest income and gains (losses) on short-term investments, net were $3.7 million and $2.2 million for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in OCI.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The contractual maturities of short-term investments at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$148,232	$147,921	$157,270	$157,163
Due in one to three years	63,659	63,360	114,627	114,498
	$211,891	$211,281	$271,897	$271,661
Equity investments in privately-held companies:
As of December 31, 2017 and 2016, the Company held a total of $29.3 million and $12.7 million in equity investments in privately-held companies, which were reported using the cost method. On April 27, 2015, the Company was informed that one of the privately-held companies intended to discontinue its operations. As a result, the Company concluded that its investment of $3.2 million in this privately-held company was fully impaired and the impairment of this investment was other than temporary. The impairment loss was included in other loss, net, on the consolidated statements of operations for the year ended December 31, 2015. During the years ended December 31, 2017 and 2016, there was no impairment of equity investments in privately-held companies.
NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Carrying amount of goodwill at December 31, 2016	$471,228
Acquisitions	1,209
Adjustments	—
Balance as of December 31, 2017	$472,437
The carrying amounts of intangible assets as of December 31, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$40,407	$(16,478)	$23,929	1-8
Developed technology	279,543	(122,414)	157,129	4-7
Customer relationships	69,776	(24,783)	44,993	4-9
Trade names	5,600	(3,456)	2,144	3
Total intangible assets	$395,326	$(167,131)	$228,195

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amounts of intangible assets as of December 31, 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$24,583	$(6,559)	$18,024	1-8
Developed technology	250,043	(75,591)	174,452	4-7
Customer relationships	69,776	(17,731)	52,045	4-9
Backlog	11,300	(11,300)	—	1
Trade names	5,600	(1,590)	4,010	3
Total finite-lived amortizable intangible assets	361,302	(112,771)	248,531
In-process research and development	29,500	—	29,500	-
Total intangible assets	$390,802	$(112,771)	$278,031
Amortization expense of intangible assets totaled approximately $61.3 million, $59.2 million and $10.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. An impairment charge of $4.3 million was recorded in the fourth quarter of 2017 to write-off the intangible assets related to the 1550nm silicon photonics development activities. See Note 16 for more details about the impairment charge.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2018	$66,718
2019	59,344
2020	47,311
2021	30,919
2022	10,355
Thereafter	13,548
Total	$228,195

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
Fair Value of Derivative Contracts
The fair value of derivative contracts as of December 31, 2017 and 2016 was as follows:

	Other current assets	Other accrued liabilities	Other current assets	Other accrued liabilities
	December 31, 2017		December 31, 2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$980	$—	$257	$999
Derivatives not designated as hedging instruments
Currency forward and option contracts	2	17	—	7
Total derivatives	$982	$17	$257	$1,006
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollar at December 31, 2017 and 2016 were as follows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,	December 31,
	2017	2016
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$52,380	$105,730
Derivatives not designated as hedging instruments
Currency forward and option contracts	$47,015	$34,330
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss)
The following table represents the unrealized gains of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income (loss) as of December 31, 2017 and 2016, and their effect on OCI for the year ended December 31, 2017 (in thousands):

December 31, 2016	$(692)
Amount of gains recognized in OCI (effective portion)	8,651
Amount of gains reclassified from OCI to income (effective portion)	(7,034)
December 31, 2017	$925
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
Effect of Derivative Contracts on the Consolidated Statement of Operations
The effect of derivative contracts on the consolidated statement of operations in the years ended December 31, 2017, 2016, and 2015 was as follows:

	Derivatives designated as hedging instruments			Derivatives not designated as hedging instruments
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
	(in thousands)
Operating income (expenses)	$7,034	$623	$(3,630)	$—	$—	$—
Other income	$—	$—	$—	$3,248	$384	$—

NOTE 8—EMPLOYEE BENEFIT PLANS:
The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax or after-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions of up to 4% of their annual base salaries. The total expenses for these contributions were $2.2 million, $1.9 million and $1.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The severance pay detail is as follows:

	December 31,
	2017	2016
	(in thousands)
Accrued severance liability	$23,205	$19,874
Severance assets	18,302	15,870
Unfunded portion	$4,903	$4,004
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
Severance expenses for the years ended December 31, 2017, 2016 and 2015 were $12.6 million, $11.0 million and $7.6 million, respectively.
In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, for the period from January 1 to June 30, 2016, the Company contributed up to 6.0% of employee monthly salary toward the plan. Effective July 1, 2016 the contribution percentage was increased to 6.25%, and was further increased to 6.5% effective January 1, 2017. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined contribution pension plan expenses were $10.4 million, $8.0 million and $5.7 million in the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Leases
The Company leases office space and motor vehicles under operating leases with various expiration dates through 2026. Expenses related to office space and motor vehicle leases were approximately $21.3 million, $18.9 million and $14.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.
At December 31, 2017, future minimum payments under non-cancelable operating leases are as follows:

Year Ended December 31,	Operating Leases
(in thousands)
2018	$23,028
2019	18,453
2020	14,740
2021	12,950
2022	9,648
Thereafter	60,091
Total minimum lease payments	$138,910

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase commitments

At December 31, 2017, the Company had the following non-cancelable purchase commitments:

Year Ended December 31,	Purchase Commitments
(in thousands)
2018	$153,358
2019	2,447
2020	544
2021	542
2022	536
Thereafter	—
Total purchase commitments	$157,427
Term Debt
See Note 15 for more information about the Term Debt.
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The Company is not involved in the construction, and will not be exposed to any risk during the construction period. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement are contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At December 31, 2017, the estimated total future lease obligation is approximately $30.7 million. Over a twelve month period, the estimated rental expense will be approximately $3.1 million.
Royalty-bearing grants
We are obliged to pay royalties to the Israeli National Authority for Technological Innovation or the OCS for research and development efforts partially funded through grants from the OCS and under approved plans in accordance with the Israeli Law for Encouragement of Research and Development in the Industry, 1984 (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% on the revenues of the Company's products incorporating OCS funded know-hows, and up to the amount of the grants received. The Company's obligation to pay these royalties is contingent on actual sales of the products, at which time a liability is recorded. In the absence of such sales, we cannot make a reliable estimate as to the timing of cash settlement of the royalties. At December 31, 2017, the Company estimated a total future royalty obligation of approximately $36.4 million, and if recognized, would increase the Company's cost of revenues in its consolidated statement of operations.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of December 31, 2017, the Company's unrecognized tax benefits totaled $45.2 million, out of which an amount of $24.6 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 10—SHARE INCENTIVE PLANS:
Stock option plans
During the 2016 annual shareholder meeting, the Company's shareholders approved the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) (the "First Restated 2006 Plan"), which constitutes an amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the "2006 Plan"). The Restated 2006 Plan became effective on March 14, 2016 ("Effective Date"). The approval of the First Restated 2006 Plan extended the term to February 2026.
The First Restated 2006 Plan reserves 750,000 ordinary shares for issuance under new equity awards and reduces to zero the shares available for issuance under all of the Company's other equity incentive plans in effect, including the Voltaire Ltd. 2007 Incentive Compensation Plan, the Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Stock Option Plan, the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the Global Share Incentive Assumption Plan (2010), the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan (collectively, the "Prior Plans").
As of the Effective Date of the First Restated 2006 Plan, the Company ceased granting awards under the Prior Plans, and will grant new awards only from the First Restated 2006 Plan. Any shares subject to issued and outstanding awards under the Prior Plans that expire, are canceled or otherwise terminate after the Effective Date of the First Restated 2006 Plan will be added back to share reserves under the First Restated 2006 Plan. The share reserve of the 2006 Plan will no longer be available for issuance under the First Restated 2006 Plan. In addition, the First Restated 2006 Plan implements additional amendments to reflect compensation and governance best practices.
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated 2006 Plan”), which constitutes a second amendment and restatement of the 2006 Plan, as amended and restated by the First Restated 2006 Plan. The Second Restated 2006 Plan became effective on February 14, 2017. The Second Restated 2006 Plan increases the ordinary shares reserved for issuance under the First Restated 2006 Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First Restated 2006 Plan that expire, are cancelled or otherwise terminated after the effective date of the First Restated 2006 Plan. The Second Restated Plan also extends the term of the First Restated 2006 Plan to February 14, 2027. In addition, the Second Restated Plan implements additional amendments to reflect compensation and governance best practices.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be recognized over the requisite service period of approximately 2.25 years from the date of acquisition. The assumed RSUs retained all applicable terms and vesting periods.
Share option activity
The following table summarizes the share option activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2015	2,028,595	$30.81
Options exercised	(349,131)	$14.58
Options canceled	(44,979)	$84.57
Outstanding at December 31, 2016	1,634,485	$32.79
Options exercised	(479,105)	$15.95
Options canceled	(45,319)	$74.59
Outstanding at December 31, 2017	1,110,061	$38.35
There were no options granted in 2017, 2016 and 2015.
The total pretax intrinsic value of options exercised in 2017 was $16.9 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the most recently available closing price of the Company's ordinary shares of $64.70 prior to December 31, 2017, the total pretax intrinsic value of all outstanding options was $35.5 million. The total pretax intrinsic value of exercisable options at December 31, 2017 was $35.4 million.
The total pretax intrinsic value of options exercised in 2016 was $11.1 million. Based on the most recently available closing price of the Company's ordinary shares of $40.90 prior to December 31, 2016, the total pretax intrinsic value of all outstanding options was $29.0 million. The total pretax intrinsic value of exercisable options at December 31, 2016 was $28.9 million.
The weighted average remaining contractual life of options outstanding at December 31, 2017 was 3.0 years. There were 1,107,712 options exercisable at December 31, 2017 with a weighted average exercise price $38.36 per share.
Restricted share unit activity
The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2015	2,205,083	$44.39
Assumed restricted share units from the EZchip acquisition	499,894	$46.40
Restricted share units granted	2,056,902	$48.39
Restricted share units vested	(1,114,753)	$45.32
Restricted share units canceled	(322,607)	$46.26
Non-vested restricted share units at December 31, 2016	3,324,519	$46.67
Restricted share units granted	1,844,350	$49.88
Restricted share units vested	(1,364,063)	$46.25
Restricted share units canceled	(390,101)	$47.79
Non-vested restricted share units at December 31, 2017	3,414,705	$48.45

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of restricted share units granted was $49.88, $48.39 and $45.98 for the years ended December 31, 2017, 2016 and 2015, respectively. The total intrinsic value of all outstanding restricted share units was $220.9 million as of December 31, 2017.
Employee stock purchase plan activity
The ESPP is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. In May 2016 the shareholders approved an increase of 4,000,000 additional shares under the ESPP for a total of 6,585,712 shares reserved for issuance. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2017, 2016 and 2015, 568,876, 491,968, and 364,746 shares, respectively, were issued under the ESPP at weighted average per share prices of $38.83, $35.50 and $35.15, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2017:

Number of Shares
Share options outstanding	1,110,061
Restricted share units outstanding	3,414,705
Shares authorized for future issuance	757,786
ESPP shares available for future issuance	3,425,469
Total shares reserved for future issuance as of December 31, 2017	8,708,021

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation
The Company accounts for share-based compensation expense for share option awards and ESPP based on the estimated fair value of the instruments as of the grant dates. There were no employee share options granted in 2017, 2016 and 2015. The following weighted average assumptions were used in the valuation of the ESPP for the years ended December 31, 2017, 2016 and 2015:

	Employee Share Purchase Plan
	Year ended December 31,
	2017	2016	2015
Dividend yield, %	—	—	—
Expected volatility	24.6%	35.8%	33.7%
Risk free interest rate	1.20%	0.45%	0.10%
Expected life, years	0.50	0.50	0.50
The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$2,000	$2,375	$2,366
Research and development	40,278	40,475	28,821
Sales and marketing	15,693	15,183	10,309
General and administrative	10,893	13,085	9,268
Total share-based compensation expense	$68,864	$71,118	$50,764

Share-based compensation expense by type of award:
Share options	$115	$2,711	$6,680
ESPP	6,232	6,394	4,007
RSU	62,517	62,013	40,077
Total share-based compensation expense	$68,864	$71,118	$50,764
Share-based compensation expense during the year ended December 31, 2016 included cash payments of $4.8 million for the settlement of accelerated RSUs for individuals terminated on the Closing Date of the EZchip acquisition.
At December 31, 2017, there was $142.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.7 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income before reclassifications, net of taxes	918	8,651	9,569
Realized (gains)/losses reclassified from accumulated other comprehensive income	11	(7,034)	(7,023)
Net current-period other comprehensive income, net of taxes	929	1,617	2,546
Balance at December 31, 2017	$693	$925	$1,618

Balance at December 31, 2015	$(578)	$(1,091)	$(1,669)
Other comprehensive income/(loss) before reclassifications, net of taxes	(144)	1,022	878
Realized (gains)/losses reclassified from accumulated other comprehensive income	486	(623)	(137)
Net current-period other comprehensive income, net of taxes	342	399	741
Balance at December 31, 2016	$(236)	$(692)	$(928)
The following table provides details about the realized (gains)/losses reclassified from accumulated other comprehensive income for the years ended December 31, 2017 and 2016:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Year ended December 31,
	2017	2016
	(in thousands)
Realized (gains) on derivatives designated as hedging instruments	$(7,034)	$(623)	Cost of revenues and Operating expenses:
	(347)	(18)	Cost of revenues
	(635)	(36)	General and administrative
	(628)	(25)	Sales and marketing
	(5,424)	(544)	Research and development
Realized losses on available-for-sale securities	11	486	Other income, net
Total reclassifications for the period	$(7,023)	$(137)	Total

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES:
The components of income (loss) before taxes on income are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$(21,528)	$(17,969)	$(12,539)
Foreign	(375)	42,297	87,121
Income (loss) before taxes on income	$(21,903)	$24,328	$74,582

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
U.S. federal	$(617)	$(1,333)	$(1,578)
State and local	632	220	284
Foreign	(261)	6,161	5,737
Total current	(246)	5,048	4,443
Deferred:
Foreign	(2,232)	762	(22,755)
Total deferred	(2,232)	762	(22,755)
Provision for (benefit from) taxes on income	$(2,478)	$5,810	$(18,312)

At December 31, 2017 and 2016, significant deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$42,820	$75,350
Reserves and accruals	11,305	13,841
Depreciation and amortization	2,393	358
Other	6,645	7,128
Gross deferred tax assets	63,163	96,677
Valuation allowance	(31,648)	(55,827)
Total deferred tax assets	31,515	40,850
Intangible assets	(6,952)	(18,437)
Total deferred tax liabilities	(6,952)	(18,437)
Net deferred tax assets	$24,563	$22,413

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to the future realization of deferred tax assets for each jurisdiction. As of December 31, 2015, management determined that sufficient positive evidence existed to conclude that it was more likely than not that $22.4 million of deferred tax assets of one of the Company’s Israeli subsidiaries were realizable, and therefore, reduced the valuation allowance accordingly. After weighing all positive and negative evidence, including historical results and projections of future taxable income, the Company determined that it remained more likely than not that $24.6 million and $22.4 million of deferred tax assets would be realized as of December 31, 2017 and 2016, respectively. The Company continued to provide valuation allowances against a significant portion of the remaining deferred tax assets on the consolidated balance sheet as of December 31, 2017 due to uncertainty concerning realization of these deferred tax assets.
On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, an acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets and liabilities as well as reassess the realizability of its deferred tax assets and liabilities. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during a measurement period.
The Company has concluded that a reasonable estimate could be developed for the effects of the tax reform. However, due to the short time frame between the enactment of the reform and the year end, its fundamental changes, the accounting complexity, and the expected ongoing guidance and accounting interpretations over the next 12 months, the Company considers the accounting of the deferred tax remeasurement and other items to be incomplete. These effects have been included in the consolidated financial statements for the year ended December 31, 2017 as provisional amounts, which had no effect on the benefit from taxes on income due to the valuation allowance.
During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.
The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
On January 4, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 26.5% to 25.0%, effective in 2016. Deferred tax assets and liabilities at December 31, 2015 were measured using the 26.5% tax rate. Deferred tax assets and liabilities as of January 1, 2016 were remeasured using the 25.0% tax rate. The change in the corporate income tax rate from 26.5% to 25.0% resulted in a reduction of approximately $1.3 million to the Company's deferred tax assets and a corresponding increase in the Company's income tax expense during the first quarter of 2016. On December 29, 2016, the Israeli Government legislated a reduction in corporate income tax rates from 25.0% to 24.0% in 2017 and to 23.0% in 2018 and thereafter. This change in the corporate income tax rates from 25.0% to 24.0% and 23.0% resulted in a reduction of approximately $1.4 million to the Company's deferred tax assets as of December 31, 2016, and a corresponding increase in the Company's income tax expense during the fourth quarter of 2016.
At December 31, 2017, the Company had net operating loss carryforwards ("NOLs") of approximately $168.9 million in Israel, $86.2 million in the United States ("U.S.") for federal tax purposes, $37.2 million in the U.S. for state tax purposes and $7.2 million in Denmark. The U.S. NOLs for federal tax purposes will expire from 2024 to 2027, and the U.S. NOLs for state tax purposes will expire from 2018 to 2037. The non-U.S. NOLs have no expiration date.
The Company has not provided for Israeli income and foreign withholding taxes on $2.6 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2017. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The amount of the unrecognized deferred tax liability for temporary differences related to investments in non-Israeli subsidiaries that were essentially permanent in duration as of December 31, 2017 was less than $1 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2017	2016	2015
Tax at statutory rate	35.0%	35.0%	35.0%
Tax at rates other than the statutory rate	(4.8)	(84.5)	(42.5)
Valuation allowance	47.3	40.8	(22.0)
Net change in tax reserves	8.0	17.1	6.0
Adjustment of deferred tax balances following changes in tax rates	(71.8)	10.9	—
Other, net	(2.4)	4.6	(1.1)
Provision for (benefit from) taxes on income	11.3%	23.9%	(24.6)%
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959. Under the terms of the Approved and Beneficiary Enterprise programs, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of approximately $11.6 million, $37.3 million and $33.0 million in 2017, 2016, and 2015, respectively, increasing diluted earnings per share by approximately $0.23, $0.75 and $0.69 in the years ended December 31, 2017, 2016, and 2015, respectively.
The following summarizes the activity related to the Company's unrecognized tax benefits:

	December 31,
	2017	2016	2015
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$41,460	$25,382	$18,037
Increases in tax positions for prior years	3,655	252	1,153
Decreases in tax positions for prior years	—	—	(131)
Increases in tax positions for current year	8,090	8,131	7,908
Increases in tax positions acquired or assumed in a business combination	—	8,990	—
Decreases due to lapses of statutes of limitations	(8,051)	(1,295)	(1,585)
Gross unrecognized tax benefits, end of the period	$45,154	$41,460	$25,382

As of December 31, 2017, 2016 and 2015, the total amount of gross unrecognized tax benefits was $45.2 million, $41.5 million, and $25.4 million, respectively. Of these amounts as of December 31, 2017, 2016 and 2015, $24.6 million, $23.4 million, and $18.9 million, respectively, would reduce our income tax expense and effective tax rate, if recognized.
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e., from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. As of December 31, 2017, 2016 and 2015, the amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.9 million, $1.8 million, and $1.2 million, respectively. For unrecognized tax benefits that existed at December 31, 2017, the Company does not anticipate any significant changes within the next twelve months.
As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. As of December 31, 2017, the 2014 through 2016 tax years are open and may be subject to potential examinations in the United States. The Company has net operating losses in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of December 31, 2017, the 2013 through 2016 tax years are open and may be subject to potential examinations in Denmark and Israel. As of December 31, 2017 the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2013 to 2015.
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
Revenues by geographic region are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
United States	$327,528	$386,360	$300,674
China	172,405	192,581	152,739
Europe	176,937	149,855	93,666
Other Americas	92,449	52,447	24,692
Other Asia	94,574	76,255	86,369
Total revenue	$863,893	$857,498	$658,140
Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.
Property and equipment, net by geographic location are as follows:

	December 31,
	2017	2016
	(in thousands)
Israel	$99,752	$101,001
United States	7,017	14,246
Other	3,150	3,338
Total property and equipment, net	$109,919	$118,585
Property and equipment, net is attributed to the geographic location in which it is located.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenues by product type and interconnect protocol are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
ICs	$161,216	$170,641	$92,214
Boards	325,845	337,304	265,249
Switch systems	222,836	204,083	179,977
Cables, accessories and other	153,996	145,470	120,700
Total revenue	$863,893	$857,498	$658,140

	Year ended December 31,
	2017	2016	2015
	(in thousands)
InfiniBand:
EDR	$194,261	$125,249	$39,009
FDR	181,465	302,093	347,760
QDR/DDR/SDR	31,599	49,987	63,745
Total	407,325	477,329	450,514
Ethernet	401,005	317,241	155,221
Other	55,563	62,928	52,405
Total revenue	$863,893	$857,498	$658,140

NOTE 14—OTHER INCOME (LOSS), NET:
Other income (loss), net, is summarized in the following table:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest income and gains (losses) on short-term investments, net	$3,748	$2,244	$2,998
Foreign exchange loss, net	(596)	(840)	(186)
Impairment of investment in a privately-held company	—	—	(3,189)
Other	(37)	(314)	(147)
Total other income (loss), net	$3,115	$1,090	$(524)

NOTE 15—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs of $5.5 million on the Term Debt are being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt. The Term Debt provides for an additional term loan borrowing under certain conditions.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Term Debt at December 31, 2017:

(in thousands)
Term Debt, principal amount	$74,000
Less unamortized debt issuance costs	1,239
Term Debt, principal net of unamortized debt issuance costs	$72,761
Effective interest rate	3.8%
Principal on the Term Debt is paid in quarterly installments. Principal payments are made at a rate of (i) 2.50% of the original principal amount beginning on June 30, 2016 and ending on March 31, 2017, (ii) 3.75% of the original principal amount beginning on June 30, 2017 and ending on March 31, 2018 and (iii) 6.25% of the original principal amount beginning on June 30, 2018 and ending on December 31, 2018, with the balance due on February 21, 2019. During the year ended December 31, 2017, the Company made principal payments of $172.0 million, including prepayments of $146.5 million which were applied to future payment requirements. The Company is also required to make mandatory prepayments of loans under the Term Debt, subject to specified exceptions, with the proceeds of asset sales, debt issuances and specified other events.
At December 31, 2017, future scheduled principal payments on the Company's Term Debt are summarized as follows:

(in thousands)
2018	$—
2019	74,000
$74,000
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
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At December 31, 2017, the Company was in compliance with the covenants for the Term Debt.
NOTE 16—IMPAIRMENT OF LONG-LIVED ASSETS:
While performing the review for impairment for the fourth quarter of 2017, the Company noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, the Company recorded impairment charges totaling $12.0 million in the fourth quarter of 2017, of which $7.7 million were related to property and equipment and $4.3 million were related to intangible assets.
The impairment charges were calculated based on the differences between the net book values of the related assets and their estimated fair values. The Company primarily used the market approach to determine the estimated fair values of the property and equipment. Under this approach we considered various factors, including secondary market comparables,

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

replacement costs, age and condition of the assets and estimated selling costs. The impaired intangible assets represent obsolete technologies that were deemed to have no value, and therefore were fully written off.
NOTE 17—SUBSEQUENT EVENT:
On January 9, 2018, the Company announced that it discontinued its 1550nm silicon photonics development activities. The discontinuation of the 1550nm silicon photonics development activities is expected to result in restructuring charges of approximately $9.0 million to $12.0 million primarily related to employee termination and severance costs, facility related costs and contract cancellation charges. The Company expects to recognize most of the restructuring charges in the first quarter of 2018.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$632	$—	$—	$632
Allowance for sales returns and adjustments	—	—	—	—
Income tax valuation allowance	55,827	—	(24,179)	31,648
Total	$56,459	$—	$(24,179)	$32,280
Year ended December 31, 2016
Deducted from asset accounts:
Allowance for doubtful accounts	$621	$11	$—	$632
Allowance for sales returns and adjustments	—		—	—
Income tax valuation allowance	28,999	26,828	—	55,827
Total	$29,620	$26,839	$—	$56,459
Year ended December 31, 2015
Deducted from asset accounts:
Allowance for doubtful accounts	$672	$—	$(51)	$621
Allowance for sales returns and adjustments	—		—	—
Income tax valuation allowance	46,220	—	(17,221)	28,999
Total	$46,892	$—	$(17,272)	$29,620

ITEM 16—FORM 10-K SUMMARY
Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 16, 2018.

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

Signature	Title	Date

/s/ EYAL WALDMAN	Chief Executive Officer and Director (principal executive officer)	February 16, 2018
Eyal Waldman

/s/ JACOB SHULMAN	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 16, 2018
Jacob Shulman

/s/ DOV BAHARAV	Director	February 16, 2018
Dov Baharav

/s/ SHAI COHEN	Director	February 16, 2018
Shai Cohen

/s/ GLENDA DORCHAK	Director	February 16, 2018
Glenda Dorchak

/s/ IRWIN FEDERMAN	Director	February 16, 2018
Irwin Federman

/s/ AMAL JOHNSON	Director	February 16, 2018
Amal Johnson

/s/ DAVID PERLMUTTER	Director	February 16, 2018
David Perlmutter

/s/ THOMAS J. RIORDAN	Director	February 16, 2018
Thomas J. Riordan

/s/ C. THOMAS WEATHERFORD	Director	February 16, 2018
C. Thomas Weatherford