Form 10-K/A
period 2017-12-31
Mellanox Technologies, Ltd.
filed 2018-04-17
CIK 1356104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 billion (based on the closing sales price of the registrant’s ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

The total number of shares outstanding of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of March 31, 2018, was 52,159,490.

EXPLANATORY NOTE

Mellanox Technologies, Ltd. (“Mellanox,” the “Company,” “we,” “us” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (“Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”) on February 16, 2018. The Company is filing this Amendment No. 1 to the Form 10-K, or “Form 10-K/A,” solely for the purpose of including the Part III information that was to be incorporated by reference from its Definitive Proxy Statement for the 2018 Annual General Meeting of Shareholders. This Form 10-K/A hereby amends and restates in their entirety Items 10 through 14 of Part III of the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(b) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as expressly noted in this Form 10-K/A, this Form 10-K/A does not reflect events occurring after the original filing of the Form 10-K or modify or update in any way any of the other disclosures contained in the Form 10-K including, without limitation, the financial statements. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s Form 10-K and the Company’s other filings with the SEC.

MELLANOX TECHNOLOGIES, LTD.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of the Registrant

The names of each member of our board of directors (our “Board”), the year in which each director was first elected to the board, the age of each director as of March 31, 2018 and the principal occupation of each director are as follows:

Name	Year Director First Elected	Age	Principal Occupation
Irwin Federman	1999	82	Chairman of the Board of Directors, Mellanox Technologies, Ltd.; Senior Advisor, U.S. Venture Partners
Eyal Waldman	1999	57	President and Chief Executive Officer, Mellanox Technologies, Ltd.
Dov Baharav	2010	67	Chairman of Gilat Satellite Networks Ltd.
Shai Cohen	2015	54	Chief Executive Officer and Co-Founder of Proteantecs Ltd.
Glenda Dorchak	2009	63	Advisor to and board member of technology companies
Amal Johnson	2006	65	Advisor to and board member of technology companies
Umesh Padval	2018	60	Partner, Thomvest Ventures
David Perlmutter	2014	64	Managing General Partner of Eucalyptus Growth Capital
Thomas Riordan	2007	61	Consultant to early stage technology companies
Steve Sanghi	2018	62	President, Chief Executive Officer and Chairman of the Board of Directors of Microchip Technology Incorporated
Thomas Weatherford	2005	71	Advisor to technology companies and former financial executive

Irwin Federman has served as a member of our Board since June 1999 and as chairman of our Board since June 2013. He has also served as our lead independent director since March 2010. Mr. Federman was a general partner of U.S. Venture Partners (“USVP”), a venture capital firm, from April 1990 to October 2015. He is now a Senior Advisor to USVP. Mr. Federman was president and chief executive officer (“CEO”) of Monolithic Memories, Inc., a semiconductor company, from 1978 to 1987. Mr. Federman serves on the boards of directors of Intermolecular, Inc., a materials analysis and discovery company, Check Point Software Technologies Ltd., a security software company, and a number of private companies and charitable trusts. Mr. Federman previously served on the board of directors of SanDisk Corporation. Mr. Federman holds a Bachelor of Science in Economics from Brooklyn College and was awarded an Honorary Doctorate of Engineering from Santa Clara University. Mr. Federman has received Lifetime Achievement awards from the International Business Forum, Silicon Valley Bank and Deloitte and Touche. Mr. Federman is located in the United States.

Mr. Federman’s intimate knowledge of the business, financial and operational aspects of technology companies in all stages of development over the past forty plus years uniquely qualifies him to serve as chairman of our Board and, in that capacity as a non-executive director, to serve as our lead independent director.

Eyal Waldman is a co-founder of Mellanox, and has served as our president and CEO and as a member of our Board since March 1999. From March 1999 until June 2013, he also served as our chairman of our Board. From March 1993 to February 1999, Mr. Waldman served as vice president of engineering and was a co-founder of Galileo Technology, Ltd., a semiconductor company, which was acquired by Marvell Technology Group, Ltd. in January 2001. From August 1989 to March 1993, Mr. Waldman held a number of design and architecture related positions at Intel Corporation (“Intel”), a manufacturer of computer, networking and communications products. Mr. Waldman also serves and previously served on the boards of directors of a number of private companies. Mr. Waldman holds a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Technion—Israel Institute of Technology (“Technion”). Mr. Waldman is located in Israel.

Mr. Waldman’s qualifications to serve on our Board include his decades-long experience in the semiconductor industry, his role as a co-founder of Mellanox, eighteen years of service as our president and CEO, service as our chairman of our Board between March 1999 and June 2013, and his design, engineering and architecture expertise. Our Board particularly values Mr. Waldman’s extensive experience in the semiconductor industry and as our CEO, which gives him unique insights into the Company’s challenges, opportunities and operations.

Dov Baharav has served as a member of our Board since November 2010 and currently chairs the audit committee. Mr. Baharav is the chairman of Gilat Satellite Networks Ltd., a provider of products and services for satellite-based broadband communications, and Cyberint Technologies Ltd., which specializes in Information and Cyber Security. Mr. Baharav has served as the chairman of the board of directors of Israel Aerospace Industries, Ltd., a defense and civil aerospace technology company, from July 2011 until October 2013. From March 2013 to December 2014, Mr. Baharav served on the board of directors of Allot Communications, Ltd., a foreign private issuer which provides intellectual property service optimization solutions for fixed and mobile broadband operators and large enterprises. From July 2002 until November 2010, Mr. Baharav served as president and CEO of Amdocs Management Limited (“Amdocs”), a communications services company. He also served as a member of Amdocs’ board of directors and executive committee from July 2002 until November 2010. Mr. Baharav joined Amdocs in 1991 as vice president and then president of Amdocs’ principal U.S. subsidiary, Amdocs, Inc., and served as chief financial officer of Amdocs from 1995 until July 2002. From 1983 until 1991, Mr. Baharav served as chief operating officer of Optrotech Ltd., an electro-optical device company. Mr. Baharav is the chairman of scholarships fund with the College of Management Academic Studies in Rishon Lezion, Israel. He was also a member of the board of directors of SeamBI, a private advertising technology company, from July 2006 to November 2012. Mr. Baharav holds a Bachelor of Science degree in Physics and Accounting, as well as a Master of Business Administration, from the University of Tel Aviv. Mr. Baharav is located in Israel.

Mr. Baharav’s qualifications to serve on our Board include his extensive experience serving on boards of directors in industries served by the Company and his experience as a chief executive officer and chief financial officer, which roles further qualify him to chair our audit committee.

Shai Cohen has served as a member of our Board since December 2015. Mr. Cohen is the CEO and co-founder of Proteantecs Ltd., an Israeli startup. Mr. Cohen is a co-founder of Mellanox and served as our chief operating officer from May 2011 until February 2016. Previously, Mr. Cohen served as our vice president of operations and engineering from June 1999 until May 2011. From September 1989 to May 1999, Mr. Cohen worked at Intel, where he was a senior staff member in the Pentium processors department and a circuit design manager at the cache controllers group. Mr. Cohen holds a Bachelor of Science in Electrical Engineering from Technion. Mr. Cohen is located in Israel.

Mr. Cohen’s qualifications to serve on our Board include his role as a co-founder of Mellanox, his previous service as our chief operating officer, and his design, engineering and architecture expertise. Our Board particularly values Mr. Cohen’s extensive experience in the semiconductor industry and his knowledge of the inner workings of the Company, which gives him unique insights into the Company’s operations, challenges and opportunities.

Glenda Dorchak has served as a member of Mellanox’s board of directors since July 2009 and chairs our nominating and corporate governance committee. Ms. Dorchak currently serves on the board of Energy Focus Inc., a public company providing energy efficient LED lighting and technology, where she chairs the nominating and corporate governance committee and the compensation committee, and Mirametrix Inc, a private software company that provides gaze-tracking software. She is also an operating advisor to OMERS Private Equity, a private equity investment fund for a Canadian pension plan. Ms. Dorchak was executive vice president and general manager of Global Business for Spansion, Inc., a Sunnyvale, California based flash memory provider, from April 2012 to June 2013. From January 2009 until September 2010, when it was acquired by Red Bend Software, Ms. Dorchak was the CEO and vice chairman of VirtualLogix, Inc., a Sunnyvale, California based provider of virtualization software for wireless and embedded devices. Prior to VirtualLogix, Inc., she served as chairman and CEO of Intrinsyc Software International, Inc., a product development company of hardware, software, engineering and production services, from August 2006 to November 2008 where she had also served as an independent director from September 2003 to December 2004. Ms. Dorchak was an executive at Intel from 2001 to 2006, including serving as vice president and chief operating officer of Intel’s Communications Group; vice president and general manager of Intel’s Consumer Electronics Group; and vice president and general manager of the Broadband Products Group. Prior to her tenure at Intel, she served as chairman and CEO of Value America, Inc., an online retailer, from September 1999 to November 2000 and president from September 1998 to August 1999. From 1974 to 1998, Ms. Dorchak worked for IBM Corporation (“IBM”), a global technology and consulting corporation, both in Canada and later in Raleigh, North Carolina, where she held executive positions with the IBM’s Personal Systems Group, including directorships with the Ambra Systems Group and IBM PC North America. Ms. Dorchak is located in the United States.

Ms. Dorchak’s qualifications to serve on our Board include her executive and director experience in the software and technology industries. Our Board particularly values Ms. Dorchak’s deep knowledge, experience and understanding of global markets gained from over 30 years in the technology industry.

Amal M. Johnson has served as a member of our Board since October 2006 and chairs our compensation committee. Ms. Johnson is the former executive chairperson of the board of Author-it Software Corporation, a Software-as-a-Service private company that provides a platform for creating, maintaining, and distributing single-sourced technical content. Prior to joining Author-it, Ms. Johnson served as the chairman of MarketTools, Inc., an Internet-based market research company, from August 2008 through January of 2012, and as its CEO from March 2005 through August 2008. Prior to joining MarketTools, Ms. Johnson was a general partner at ComVentures L.P., an investment fund, from April 2004 to March 2005 and, from March 1999 to March 2004, a general partner at Lightspeed Venture Partners, a venture capital firm, focusing on enterprise software and infrastructure. Ms. Johnson was president of Baan Supply Chain Solutions, an enterprise resource planning software company, from January 1998 to December 1998, president of Baan Affiliates from January 1997 to December 1997, and president of Baan Americas from October 1994 to December 1996. Prior to that, Ms. Johnson served as president of ASK Manufacturing Systems, a defense and space company, from August 1993 to July 1994 and held executive positions at IBM from 1977 to June 1993. Ms. Johnson also serves on the board of directors of Intuitive Surgical Inc., a medical device company, CalAmp, a wireless networking company, and Essex Property Trust, Inc. Ms. Johnson holds a Bachelor of Arts in Mathematics from Montclair State University, and studied computer science at Stevens Institute of Technology graduate school of engineering. Ms. Johnson is located in the United States.

Ms. Johnson’s qualifications to serve on our Board include her extensive executive and public company director experience in the software and technology industries. Our Board particularly values Ms. Johnson’s significant enterprise infrastructure knowledge acquired from executive leadership roles at software and market research focused companies.

Umesh Padval has served as a member of our Board since February 2018. He has also served as a venture partner at Thomvest Ventures since 2016. Previously, Mr. Padval served as a partner at Bessemer Ventures Partners from 2007 to 2016 and as vice president of LSI Corporation from 2001 to 2007. From 1998 to 2001, Mr. Padval served as President and then CEO of C-Cube Microsystems, Inc. (“C-Cube”) from 1993 to 1998, Mr. Padval served as vice president and general manager at VLSI Technology, Inc (“VLSI”). From 1987 to 1993, Mr. Padval held various management positions at VLSI related to marketing and sales. Prior to joining VLSI, Mr. Padval served in various engineering and product marketing roles at Advanced Micro Devices, Inc. from 1984 to 1987. Since 2008, Mr. Padval has served on the board of directors of Integrated Device Technology, Inc. Mr. Padval also previously served on the board of directors of Silicon Image, Inc., Monolithic Power Systems, Inc., Elantec Semiconductor, Inc., C-Cube and Entropic Communications, Inc. Mr. Padval holds Master of Science degrees from Stanford University and Pennsylvania State University and a Bachelors of Technology from Indian Institute of Technology, Bombay. Mr. Padval is located in the United States.

Mr. Padval’s qualifications to serve on our Board include his 30 years of senior leadership experience in the semiconductor industry. Our Board particularly values Mr. Padval’s extensive engineering and product marketing experience.

David Perlmutter has served as a member of our Board since May 2014 and chairs our technology, strategy and M&A committee. Since March 15, 2016, Mr. Perlmutter has also served as a managing general partner of Eucalyptus Growth Capital, focusing on investing in Israeli Hi Tech growth start-ups. Mr. Perlmutter previously served, since 2009 and until February 2014, as an executive vice president, general manager of Intel’s Architecture Group and chief product officer of Intel. During this period, Mr. Perlmutter was responsible for the business and development of Intel’s platform solutions for all computing and communication segments including datacenters, desktops, laptops, handhelds, embedded devices, and computer electronics. Prior to that period, Mr. Perlmutter served at Intel for 29 years, during which he held various management positions and was instrumental in developing several major products at Intel. Since April 2014, Mr. Perlmutter has served as a board member of several private technology companies, including Stratoscale Ltd., a virtualization technology company, OptimaTest Ltd., a security and investigations company, and Kili Technology Corporation, a silicon, electronic and software design company. He also currently chairs two nonprofit organizations, The Israel Innovation Institute, and Mishelanu—Strengthening Jewish and Israeli Identity of 2nd Generation Israelis in the US, and has been a member of the Board of Governors of Technion since January 2005. Mr. Perlmutter holds patents on branch target buffers and multiprocessing cache coherency protocols. In addition, he received an award for innovation in industrial development from the Israeli president in 1987 for the development of the i387 math coprocessor and was elected as a Fellow of the Institute of Electronics and Electrical Engineers in 2008 for his contributions to the mobile computer industry. Mr. Perlmutter graduated from the Technion, with a B.Sc. in Electrical Engineering. Mr. Perlmutter is located in Israel.

Mr. Perlmutter’s qualifications to serve on our Board include his executive experience in the software and technology industries. Our Board particularly values the significant knowledge he has acquired from executive leadership roles at Intel.

Thomas Riordan has served as a member of our Board since May 2007. Mr. Riordan previously served as a member of our Board from February 2003 to February 2005. Currently, Mr. Riordan serves as a consultant to several technology companies using RISC-V open instruction set architecture and, since June 2013, has been a member of the computer science faculty of Foothill College in Los Altos, CA, teaching computer architecture. Mr. Riordan served as the executive vice president and chief operating officer of Mosys, Inc., a semiconductor company, from April 2011 to April 2017. Prior to joining Mosys, Mr. Riordan was the CEO of Exclara, Inc., a semiconductor company, from August 2006 until March 2011. Prior to Exclara, from January 2005 until July 2006, Mr. Riordan was an entrepreneur-in-residence at Bessemer Venture Partners, an investment fund. From August 2000 to December 2004, Mr. Riordan was vice president of the microprocessor division of PMC-Sierra, Inc. (“PMC”), a semiconductor company. From August 1991 to August 2000, Mr. Riordan was CEO, president and a member of the board of directors of Quantum Effect Devices, Inc., a semiconductor design company that Mr. Riordan co-founded and was purchased by PMC. From February 1985 to June 1991, Mr. Riordan served in various design and managerial roles, most recently as director of research and development at MIPS Computer Systems, Inc., a semiconductor design company. From March 1983 to January 1985, Mr. Riordan served as a design engineer at Weitek Corporation, a semiconductor company. From October 1979 to February 1983, Mr. Riordan was a design engineer at Intel. Mr. Riordan holds a Bachelor of Science degree in Electrical Engineering from Florida Technological University and a Master of Science degree in Electrical Engineering as well as a Bachelor of Arts degree in Government from the University of Central Florida and has done post-graduate work in Electrical Engineering at Stanford University. Mr. Riordan served as a member of the board of directors of PLX Technology, Inc., a semiconductor and software company, from November 2004 until its acquisition by Avago Technologies Ltd. in August 2014. Mr. Riordan also serves on the boards of directors of several private companies. Mr. Riordan is located in the United States.

Mr. Riordan’s qualifications to serve on our Board include his extensive executive, management and board member experience in the semiconductor and technology industries. Our Board particularly values Mr. Riordan’s more than 30 years of experience as a developer, manager and executive in semiconductors and microprocessors.

Steve Sanghi has served as a member of our Board since February 2018. He has also served as the President of Microchip Technology Inc. (“Microchip”) since August 1990, the CEO of Microchip since October 1991 and the chairman of the board of directors of Microchip since October 1993. Prior to joining Microchip, Mr. Sanghi served as vice president of operations at Waferscale Integration, Inc., a semiconductor company, from 1988 to 1990. Mr. Sanghi served at Intel Corporation from 1978 to 1988, where he held various positions in management and engineering, including serving as general manager of programmable memory operations. Mr. Sanghi currently serves on the board of directors of Myomo, Inc., a biotechnology company. Mr. Sanghi’s previously served on the boards of directors of Hittite Microwave Corporation from 2013 until its sale in 2014 and Xyratex, Ltd. from 2004 until its sale in 2014. Mr. Sanghi was also a member of the board of FIRST® (For Inspiration and Recognition of Science and Technology) Robotics, a non-profit company formed to inspire young students in the vital areas of Science, Technology, Engineering and Math from 2007 to 2016. Mr. Sanghi has won numerous industry awards, including “Executive of the Year” by Electronic Engineering Times in 2010 and 2016. He also won the “Arizona Entrepreneur of the Year” award by Ernst and Young in 1994. Mr. Sanghi holds a Master of Science degree in Electrical and Computer Engineering from the University of Massachusetts, and a Bachelor of Science degree in Electronics and Communication from Punjab University, India. Mr. Sanghi is located in the United States.

Mr. Sanghi’s qualifications to serve on our Board include over 30 years of operations and senior management experience, leading large-scale organizations and teams in the semiconductor industry. Our Board particularly values Mr. Sanghi’s decades of experience as the president, CEO and chairman of the board of directors of Microchip.

Thomas Weatherford has served as a member of our Board since November 2005. From August 1997 until his retirement in January 2003, Mr. Weatherford served as executive vice president and chief financial officer of Business Objects SA, a provider of business intelligence software. Mr. Weatherford also serves on the board of directors of Guidewire Software, Inc., an insurance technology company. Mr. Weatherford also previously served on the board of directors of Spansion Inc., a provider of flash memory products from May 2010 until its merger with Cypress in March 2015, Tesco Corporation, a global provider of technology-based solutions to the upstream energy industry, from May 2004 to May 2013 and several privately held companies. Mr. Weatherford has also served on an SEC advisory committee on accounting standards. Mr. Weatherford holds a Bachelor of Business Administration from the University of Houston. Mr. Weatherford is located in the United States.

Mr. Weatherford’s qualifications to serve on our Board include his accounting and financial expertise, experience in the semiconductor and technology industries and service on the boards of directors of several companies. Our Board particularly values Mr. Weatherford’s experience on public company audit committees and overseeing the preparation of financial statements, as well as his familiarity with accounting standards.

Executive Officers of the Registrant

Set forth below is certain information regarding each of our executive officers as of March 31, 2018.

Name	Age	Position(s)
Eyal Waldman	57	President and Chief Executive Officer
Michael Kagan	60	Chief Technology Officer
Jacob Shulman	47	Chief Financial Officer
Marc Sultzbaugh	54	Sr. Vice President of Worldwide Sales

Eyal Waldman is a co-founder of Mellanox, and has served as our president and CEO and as a member of our Board since March 1999. From March 1999 until June 2013, he also served as our chairman of our Board. From March 1993 to February 1999, Mr. Waldman served as vice president of engineering and was a co-founder of Galileo Technology, Ltd., a semiconductor company, which was acquired by Marvell Technology Group, Ltd. in January 2001. From August 1989 to March 1993, Mr. Waldman held a number of design and architecture related positions at Intel, a manufacturer of computer, networking and communications products. Mr. Waldman also serves and previously served on the boards of directors of a number of private companies. Mr. Waldman holds a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from Technion. Mr. Waldman is located in Israel.

Michael Kagan is a co-founder of Mellanox and has served as our chief technology officer since January 2009. Previously, Mr. Kagan served as our vice president of architecture from May 1999 to December 2008. From August 1983 to April 1999, Mr. Kagan held a number of architecture and design positions at Intel. While at Intel, between March 1993 and June 1996, Mr. Kagan managed Pentium MMX design, and from July 1996 to April 1999, he managed the architecture team of the Basic PC product group. Mr. Kagan holds a Bachelor of Science in Electrical Engineering from Technion. Mr. Kagan is located in Israel.

Jacob Shulman has served as our chief financial officer since November 2012. Mr. Shulman joined Mellanox in June 2007 as our corporate controller and served as our vice president of finance from March 2012 until November 2012. From 2005 to 2007, Mr. Shulman was corporate controller at Atrica, a telecom company that was purchased by Nokia Siemens. Prior to Atrica, Mr. Shulman spent seven years in senior finance positions, including controller and divisional chief financial officer positions with Matav Cable Systems, an Israeli cable television provider, Thyssenkrupp AG, a multinational conglomerate corporation, and Guava Technologies, a biotechnology and medical devices company. Mr. Shulman’s background also includes five years of audit-related work with Ernst & Young LLP and Deloitte & Touche LLP. Mr. Shulman is located in the United States. On February 21, 2018, the Company announced the resignation of Mr. Shulman, effective May 4, 2018.

Marc Sultzbaugh has served as our senior vice president of worldwide sales since December 2012. Previously Mr. Sultzbaugh served as vice president of worldwide sales from April 2007 until December 2012. Mr. Sultzbaugh joined Mellanox in 2001 as director of high performance computing and director of central area sales and was later promoted to senior director of sales in October 2005. Prior to joining Mellanox, he held various executive sales and marketing positions with Brooktree Semiconductor, a semiconductor company. From 1985 to 1989, Mr. Sultzbaugh was an engineer at AT&T Microelectronics, a microchip and fiber-optic component manufacturing company. He holds a Bachelor of Science degree in Electrical Engineering from The University of Missouri-Rolla and a Masters of Business Administration from The University of California, Irvine. Mr. Sultzbaugh is located in the United States.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and Nasdaq. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of copies of such forms received with respect to the fiscal year 2017, we believe that all directors, executive officers and persons who own more than 10% of our ordinary shares have complied with the reporting requirements of Section 16(a).

Audit Committee

Our Board has a standing audit committee, the members of which are Dov Baharav, chair, Thomas Riordan and Thomas Weatherford. Our board has determined that Mr. Weatherford is an audit committee financial expert as defined by the SEC rules and has the requisite financial sophistication as defined by Nasdaq rules and regulations. Our board has determined that Mr. Weatherford is independent within the meaning of the independent director standards of Nasdaq and the SEC.

Code of Ethics

Our written Code of Business Conduct and Ethics applies to all of our directors and employees, including our executive officers. The Code of Business Conduct and Ethics is available on our website at http://www.mellanox.com. Any changes to or waivers of the Code of Business Conduct and Ethics will be disclosed on the same website.

ITEM 11—EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

We invest our resources to grow our business in a manner that we believe will increase shareholder value. To further this objective, our compensation committee oversees our compensation program to support and reward the achievement of our financial goals and to promote the attainment of other key business objectives. In order to conduct our business effectively, we must attract, motivate and retain highly qualified employees. Our compensation program, the principles of which are included in our Compensation Philosophy, is designed to reward high performance and innovation, to promote accountability and to ensure that executive interests are aligned with the interests of our shareholders.

In this Compensation Discussion and Analysis section, we discuss the material elements of our compensation programs and policies, including program objectives and reasons for payment of each element of our executives’ compensation. Following this discussion, you will find a series of tables containing more specific details about the compensation earned by, or awarded to, our named executive officers. This discussion focuses principally on compensation and practices relating to the named executive officers for 2017.

Our named executive officers for 2017 were: Eyal Waldman, president and CEO; Jacob Shulman, chief financial officer; Marc Sultzbaugh, senior vice president of worldwide sales; and Michael Kagan, chief technology officer. On February 21, 2018, we announced Mr. Shulman’s resignation from the Company effective May 4, 2018.

Executive Summary—2017 Performance and Link to Pay Decisions

Company Financial Performance.

•	Our revenue for 2017 was $863.9 million, an increase of 1 percent from revenue in 2016 of $857.5 million and a new record high for the Company.

•	GAAP net loss in 2017 was $19.4 million, or $0.39 per diluted share, compared to net income of $18.5 million, or $0.37 per diluted share, in 2016.

•	Non-GAAP* net income in 2017 was $116.6 million, or $2.28 per diluted share, compared to a net income of $169.5 million, or $3.43 per diluted share, in 2016. 2017 non-GAAP net income excludes $68.9 million of share-based compensation expense, amortization expense of acquired intangible assets of $52.2 million, restructuring and related charges of $12.0 million, acquisition and other charges of $2.7 million, and income tax effects and adjustments of $0.3 million. 2016 non-GAAP net income excludes $71.1 million of share-based compensation expense, amortization expense of acquired intangible assets of $56.6 million, acquisition and other charges of $17.1 million, settlement costs of $5.0 million and income tax effects and adjustments of $1.1 million.

•	We generated cash from operating activities of $161.3 million for 2017, compared to $196.1 million in 2016.

*	Please see “Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income” on page 17 of this Form 10-K/A for a reconciliation of non-GAAP net income (loss) to GAAP net income.

Base Salaries. The 2017 base salaries of our named executive officers, other than our CEO, were increased on average over 2016 base salaries by approximately 12.5% in order to maintain competitive positioning. These increases positioned our U.S.-based named executive officers closer to our peer group median, as 2016 salaries for such executives were approximately 20% less than the median of our peer companies, and we increased the base salary of our Israeli-based CTO (who was not included in our 2016 benchmarking analysis) to bring him to relative parity to his named executive officer peers. A 7.0% increase to our CEO’s 2016 base salary was approved by shareholders for 2017 at the 2017 annual meeting of shareholders.

Cash Bonuses Reflected 2017 Company Performance. As in prior years, ten percent of the Company’s earnings, measured on the basis of our non-GAAP operating income, funded the Company’s annual bonus pool for all eligible employees, including the named executive officers, in accordance with the criteria set forth in our Compensation Philosophy. For 2017, the total profit sharing pool was $13.2 million, representing 10% of our non-GAAP operating income, which was $132.0 million, excluding our bonus pool. Bonus awards for our named executive officers are generally based on Company performance and individual achievement and require the approval of both the compensation committee and the board of directors. The board of directors and compensation committee determined that our CEO would not receive a bonus payout for 2017 based on their evaluation of Company performance in 2017. In addition, the CEO did not recommend a bonus for our chief financial officer due to his resignation. The bonus approved for our chief technology officer was 18% of his annual base salary and the bonus approved for our senior vice president of worldwide sales was 8% of his annual base salary. These bonuses were 50% and 70% lower than the individuals’ 2016 bonuses, respectively.

Equity as a Key Component of Compensation. In April 2017, our compensation committee and board of directors granted each of our named executive officers (other than our CEO) restricted share unit awards as long-term incentives. Our CEO’s grant of 90,000 restricted share units was made following shareholder approval at our 2017 annual general meeting of shareholders. The size of the award granted to Mr. Waldman in 2017 was lower than the award granted to him in 2016 by 10%. Our 2017 restricted share unit awards are subject to vesting over four years, which encourages retention of our executives and encourages and rewards the executives to create shareholder value over the long term. Based on benchmarking against our U.S. peer group in 2016, the 2016 equity grants awarded to three of four named executive officers including our CEO, chief financial officer and vice president of worldwide sales, were at or below the peer group median. Comparative data were not available to benchmark the 2016 equity award to our chief technology officer, who is based in Israel.

Compensation Program Governance

	Best Practices We Employ		Practices We Avoid
✓	Executive stock ownership guidelines of 3x salary for all executive officers and holding requirements to help meet ownership	X	Incentive program designs do not encourage excessive risk taking

✓	Change in control severance requires a double trigger	X	Pledging or hedging of shares by officers and directors is not permitted

✓	Compensation committee is comprised entirely of independent directors	X	No repricing of underwater options

✓	Compensation committee engages an independent consultant	X	No excise tax gross-ups

✓	Compensation Philosophy allows the clawback of excess payments based on false and restated financial statements	X	No uncapped short-term incentive award or variable compensation

Shareholder Advisory Vote to Approve Executive Compensation

At our 2017 annual general meeting of shareholders, our shareholders voted 77% (reflecting shares represented in person or by proxy at the meeting and entitled to vote) in favor of the non-binding advisory vote to approve the compensation of our named executive officers. Our compensation committee reviewed the result of the shareholders’ advisory vote on executive compensation, as well as feedback from shareholders during the 2017 proxy solicitation period and following our annual meeting. In consideration of investor feedback, our compensation committee is exploring introducing performance-based equity awards for at least the chief executive officer. Otherwise, we do not expect to implement significant changes to our executive compensation programs as a result of the shareholders’ advisory vote, although the compensation committee continues to evolve its practices in determining compensation to further align with shareholder interests.

Compensation Philosophy and Objectives

We generally seek to set base salaries near the market median by reference to benchmarking and/or survey data, where available, but the base salary for each individual named executive officer reflects a number of factors, including past performance, scope of responsibility, experience and qualifications. The compensation committee also uses the same criteria for determining bonus awards, with emphasis on the individual’s contributions to the prior year’s success. Bonus awards for 2017 were based on performance during 2017 and the criteria set forth in the Compensation Philosophy.

We seek to align the interests of our executives and other employees with the interests of our shareholders by granting our executives and other employees equity awards. In 2017, our compensation committee and board of directors granted our named executive officers restricted share units. Our compensation committee and board of directors believe that restricted share units can provide value certainty, which is important for talent retention, while continuing to align the interests of our executives and other employees with the interests of our shareholders.

In accordance with our Compensation Philosophy, the maximum annual value of variable compensation components (cash bonuses and equity grants) for all office holders of the Company shall not exceed two percent (2%) of the Company’s market capitalization. The compensation approved for payment to our office holders for the year 2017 complies with this requirement.

In order to retain the focus of our named executive officers on our business in the event of a potential change in control, we have entered into executive severance benefits agreements with each of our named executive officers that provide for certain payments and other severance benefits in the event their service is terminated following a change in control of our Company. We believe that these executive severance benefits agreements help attract and retain talented executives by ensuring their efforts remain focused on our shareholders’ long term interests without needing to engage in potential short-term employment planning.

We believe that the total cash compensation (including base salary and annual cash bonus awards) of our named executive officers, the incentive and retention benefit of equity awards in the form of restricted share units, and the security provided by executive severance benefits agreements, created a competitive total compensation package for our named executive officers in 2017.

Pursuant to the Companies Law, the compensation of our named executive officers (other than our CEO) and the compensation of other office holders (who are not directors) who report directly to our CEO must also be approved by our Board following the approval by our compensation committee. In accordance with the Companies Law, our CEO’s compensation must be approved by our compensation committee, board of directors and shareholders holding a majority of the voting power represented at the general meeting provided that (i) at least one-half of the shares of non-controlling shareholders or shareholders that do not have a Personal Interest (as defined in the Companies Law) in the approval voted at the meeting are voted in favor (disregarding abstentions) or (ii) the total number of shares of non-controlling shareholders or shareholders that do not have such Personal Interest voted against the terms of service of the CEO does not exceed two percent of the aggregate voting rights in the Company.

Approach for Determining Form and Amount of Compensation

Designing a Competitive Compensation Package. Our executive compensation program is administered by our compensation committee, which is currently comprised of three independent members. Operating under its charter, our compensation committee reviews, in consultation with the management and the board of directors, and evaluates the Compensation Philosophy, including the compensation plans, policies and programs of the Company. In addition, our compensation committee reviews and recommends to our Board the approval of our CEO’s compensation (including base salary, cash bonuses, equity awards, and other forms of individual compensation such as a change in control agreement). Our compensation committee also annually evaluates and approves certain elements of our other named executive officers’ compensation, including compensation of other office holders of the Company (as the term “office holder” is defined in the Companies Law and includes our named executive officers). These annual evaluations include, among others: (i) consideration of the current levels and components of compensation paid to our named executive officers and office holders, (ii) consideration of the mix of cash incentives and long-term equity awards, (iii) a review of available survey and/or peer group data for compensation paid to executives in positions comparable to those held by our named executive officers and office holders, (iv) consideration of the ratio between an office holder’s compensation and the salary paid to other employees of the Company, including without limitation, the ratios to the median and average salaries of such employees, and whether such variation has an effect on employment relationships within the Company, and (v) consideration of the education, skills, expertise, professional experience and accomplishments of the office holder, his or her role, responsibilities and previous compensation arrangement of the office holders. Our executive compensation program has three primary components: (i) base compensation or salary, (ii) annual cash bonuses and (iii) equity awards consisting of restricted share units. Our program is designed to provide incentives and rewards for our short-term, mid-term and long-term performance, and is structured to motivate our named executive officers to meet our strategic objectives, thereby maximizing total return to shareholders. In addition, we provide our named executive officers with benefits that are standard for the local employment market and, therefore, generally make available to all salaried employees in the geographic location where they are based. In Israel, we make contributions on behalf of most of our employees, including our named executive officers, to an education fund and also to a fund known as Managers’ Insurance, which provides a combination of retirement plan, insurance and severance pay benefits to Israeli employees, and we permit employees to participate in the company’s automobile leasing program, under which we pay for gas, maintenance, insurance and the cost of normal wear and tear of the vehicle over the life of the lease. We make matching 401(k) plan contributions in an amount up to 4% of base salary for all employees based in the United States, including our U.S.-based named executive officers. The Company’s match of 401(k) contributions had an implied cap of $10,800 for fiscal year 2017 due to the cap on eligible compensation deferrals to the 401(k), including catchup contributions for persons of age 50 or older.

Recruitment and retention of our named executive officers and other executive management requires a competitive compensation package. Our compensation committee’s approach emphasizes fixing the primary elements of total compensation for executives—base salary, annual cash incentive and long-term incentive awards—at approximately the median of the market.

Historically, in making compensation decisions, our compensation committee and board of directors referenced third-party surveys that provide compensation market data.

For 2017 compensation determinations, our compensation committee and board of directors referred to data from, respectively, a 2017 Radford U.S. Executive Survey, an independent third-party national compensation survey, and the Israel-based Zviran survey, an independent third-party survey of compensation practices by large high-tech companies in Israel, which, together, we refer to as the “Surveys”. The Radford survey consisted of semiconductor companies and companies in the San Francisco Bay Area. The industry data from the Surveys consist of salaries and other compensation paid by companies to executives in positions comparable to those held by our named executive officers to the extent such position was represented in the survey data. Specifically, we reviewed data on named executive officer positions in the United States from the Radford survey and for positions in Israel from the Zviran survey. The companies covered by the Surveys are not identified in the summary reports presented to the compensation committee.

Beginning in the second half of 2016, with the assistance of Compensia, an independent consultant retained by the compensation committee for purposes of establishing a peer group and performing discrete analysis of U.S. executive compensation, and input from our CEO, the compensation committee approved the following peer group consisting of 18 publicly traded companies from the semiconductor industry (the “Peer Group”):

Arista Networks, Inc.	Inphi Corporation
Brocade Communications Systems Inc.	Integrated Device Technology, Inc.
Cavium, Inc.	Intersil Corporation
Cirrus Logic Inc.	Marvell Technology Group Ltd
Cray Inc.	Microsemi Corporation
Cypress Semiconductor Corporation	Mobileye N.V.
Diodes Inc.	NETGEAR, Inc.
Electronics For Imagining Inc.	Pure Storage, Inc.
Finisar Corporation	Silicon Laboratories Inc.

For companies within the Peer Group, the median revenues for the preceding four quarters as of September 2016 were approximately $924 million, and the median 200-day average market capitalization as of September 15, 2016 was $2.5 billion. The Company’s revenues for the preceding quarters as of September 2016 were at the 42nd percentile of the Peer Group and the Company’s 200-day average market capitalization as of September 15, 2016 was at the 45th percentile of the Peer Group.

Compensia’s analysis of the compensation of Messrs. Waldman, Shulman and Sultzbaugh indicated that each of their actual total cash compensation (comprised of their 2016 salaries and 2015 performance bonuses paid in 2016), plus 2016 RSU awards, were at or below the median total compensation of the Peer Group. Compensia’s analysis did not include Mr. Kagan as he is located in Israel and there is a lack of comparable data for his position in Israel.

We typically engage in a formal executive compensation benchmarking exercise every other year, and expect to do so again in the third quarter of 2018. However, we continue to consider market data from the Surveys every year. In July 2017, our compensation committee made minor adjustments to our 2016 peer group, removing Intersil Corporation, Mobileye N.V., due to acquisitions, and adding Macom Technology Solutions because it most closely met our peer criteria.

The Role of the Compensation Committee Consultant. As noted above, in the second half of 2016, our compensation committee engaged Compensia, an independent third party compensation consulting firm, to assist in discrete projects and report to the compensation committee, including selecting the Peer Group, gathering general industry compensation data, conducting a review of total compensation of certain named executive officers and members of the Board, and providing advice with respect to certain executive and Board compensation issues that arose in the latter half of 2016, and Compensia’s studies were referenced in 2017. In February 2018, the Compensation Committee engaged Radford (part of Aon Hewitt, a business unit of Aon PLC) specifically for CEO and CFO compensation review. In order to determine and confirm independence, before engaging any consultant, each consultant completes an independence questionnaire provided by the Company. In addition, each director and executive officer of the Company completes an annual questionnaire which includes questions which ask about any actual or potential conflicts or relationship between such individual and any relevant consultant.

The Role of Our Chief Executive Officer. Our CEO provides our compensation committee with his assessment of the performance levels of the Company and our named executive officers (other than himself) and his recommendations with respect to compensation of our named executive officers (other than himself). Our compensation committee believes it is important to consider and evaluate our CEO’s input on matters concerning compensation of other named executive officers. The compensation committee believes that our CEO’s input regarding our other named executive officers’ individual performances, including the expected contributions and future potential of each of them, is useful because each other named executive officer reports directly to our CEO, and our CEO interacts with our other named executive officers on an ongoing basis throughout the year.

Base Salary

In February 2017, our CEO completed his review of the 2016 performance of each of our named executive officers reporting him, and made recommendations to our compensation committee for base salary increases for each of the other named executive officers for 2017. Our compensation committee evaluated the CEO’s recommendations considering the Peer Group median for U.S. based executives, available survey data, the Company’s growth in revenue and earnings during 2016 and each individual’s performance and contributions to the Company’s success. Our compensation committee and board of directors each then approved the CEO’s 2017 base salary recommendations for the named executive officers reporting to Mr. Waldman, as follows: Mr. Shulman’s base salary was increased 16.7% to $350,000; Mr. Sultzbaugh’s base salary was increased 5.7% to $370,000; and Mr. Kagan’s base salary was increased 18.2% to $279,626. The base salary for Mr. Kagan is converted from New Israeli Shekels to U.S. dollars using the 2017 average exchange rate of 3.57 New Israeli Shekels to 1 U.S. dollar.

In February 2017, the compensation committee also reviewed the 2016 performance of the CEO considering the Company’s financial performance and technology execution, the CEO’s significant contributions to the Company’s performance and the Peer Group data. Following approval by each of the compensation committee and the board of directors, at the April 2017 annual general meeting, our shareholders approved an increase in the annual base salary of our CEO of approximately 7.0% from $570,000 to $610,000 effective from April 1, 2017. Our CEO’s 2017 base salary was slightly below the Peer Group median.

Our compensation committee and our board of directors approved a base salary of $400,000 for Mr. Sultzbaugh effective July 1, 2018, a 10.8% increase over his 2017 base salary of $370,000, to reflect an increase in responsibilities due to an internal reorganization. Our compensation committee and our board of directors did not approve any increases in the base salaries of our other named executive officers, including our chief executive officer and, thus, the 2018 base salaries of our other named executive officers will remain at their 2017 levels.

Annual Cash Bonus Program

We structured our 2017 annual cash bonus award program to reward named executive officers for our Company’s successful performance, measured on the basis of our non-GAAP operating income, and for each individual’s contribution to that performance.

Under our annual cash bonus award program, our employees in good performance standing, including our named executive officers, are eligible to receive an award, in accordance with the criteria set forth in our Compensation Philosophy from a bonus pool in an amount that is targeted by our compensation committee at generally up to 10% of our non-GAAP operating income, excluding bonus expenses. In accordance with our Compensation Philosophy, the maximum annual value of the cash bonus payable for each of our office holders shall not exceed two times such office holder’s annual base salary.

Our compensation committee may adjust the available annual bonus pool based on its assessment of our achievement of our operating plan and company profitability. In January 2018, the compensation committee determined that the total profit sharing pool for the fiscal year ended December 31, 2017 was $13.2 million and represented 10% of our non-GAAP operating income, which was $132.0 million, excluding this bonus expense. The size of each named executive officer’s bonus for 2017 was determined in February 2018 in the discretion of our compensation committee based upon its assessment of a number of factors, including our CEO’s recommendations, overall company performance in 2017, each named executive officer’s individual performance in 2017 and ability to influence our Company’s performance, the relative scope of each named executive officer’s responsibilities and internal equity. Based on consultation with our CEO (other than with respect to himself) and our board of directors, the compensation committee determined that neither the chief executive officer nor the chief financial officer would receive a bonus award for 2017. The board of directors and compensation committee determined that our CEO would not be awarded a bonus for 2017 based on their evaluation of Company performance in 2017. In addition, the compensation committee determined, following our CEO’s recommendation, that our chief financial officer would not be awarded a bonus for 2017 due to his anticipated resignation. The following bonuses were approved for our other executive officers based on their individual contributions to our financial performance for fiscal year 2017: Mr. Sultzbaugh was awarded $30,000, which represents approximately 8% of his 2017 annual base salary and Mr. Kagan was awarded $50,000, which represents approximately 18% of his base salary. Payments of the annual cash bonus program award to Mr. Sultzbaugh and Mr. Kagan were made in the first pay period in April 2018.

Equity Compensation Awards

We provide equity awards to our named executive officers in order to align their interests with the interests of our shareholders by tying the value delivered to our named executive officers to the value of our ordinary shares. Annual equity award grants provide our named executive officers with long-term incentives that aid in retaining executive talent and reward executives for creating shareholder value over the long term. We may also make grants of equity awards at the discretion of our Board and the compensation committee in connection with the hiring or promotion of new executive officers.

Our annual awards of restricted share units made to existing employees in April 2017, including our named executive officers, vest over four years at the rate of 1/4th of the shares on May 1, 2018, and thereafter at the rate of 1/16th of the original number of shares on the first day of each quarterly period of August, November and February and May commencing August 1, 2018, with the last 1/16th of the original number of shares vesting on May 1, 2021, so long as the restricted share unit holder remains an officer or employee of the company. We set these vesting schedules in order to provide an incentive to our employees, including our named executive officers, to continue their employment with us over the long term and, with respect to the restricted share units, generally to provide them the opportunity to sell their vested shares to cover taxes incurred with vesting during a period following the public release of our prior quarter’s fiscal operating results.

As with the other components of our compensation program, we determine the size of each equity award to a named executive officer after considering, among other things, the role of each named executive officer within our Company, the criticality of his function within the organization, and the Peer Group data. Since long-term incentive compensation levels fluctuate from year to year across the companies for whom market data are collected, including the Peer Group (depending on each company’s granting patterns, valuation assumptions, and stock price), we generally review the market data under both a value approach, which is based on the fair value of long-term incentive awards, and a percentage of common shares outstanding approach, which compares the number of shares subject to each long-term incentive award to the number of shares outstanding for each company. The ability of each executive officer to influence our Company’s performance and internal parity are also principal considerations for our compensation committee when determining grant size.

In April 2017, our Board granted each of our named executive officers restricted share units as follows: Mr. Shulman, 15,000; Mr. Sultzbaugh, 17,000; and Mr. Kagan, 17,000. The value of these award levels ranged from 7% below to 17% above the levels awarded in 2016. In April 2017, our Board also approved the grant of 90,000 restricted share units to Mr. Waldman, subject to the approval of our shareholders, which was obtained at our 2017 annual general meeting of shareholders. The value of Mr. Waldman’s 2017 award was lower than his 2016 grant by 10%, reflecting our compensation committee’s assessment of Mr. Waldman’s individual performance and contributions to the company in 2016.

Change in Control Severance Arrangements

We have entered into executive severance benefits agreements with each of our named executive officers which provide for certain severance benefits in the event of an executive’s separation of service following a change in control (a so-called “double trigger” requirement).

Pursuant to the terms of the executive severance benefits agreements in place for 2017, if the executive’s employment with our Company is terminated without cause or if the executive is constructively terminated (as defined below), in each case during the 12-month period following a change in control (as defined in the agreements) of our Company (each, a “qualifying termination”), and the executive provides us a general release of all claims, then the executive is entitled to receive the following payments and benefits:

•	continuation of the named executive officer’s salary for six months at a per annum rate of 120% of the executive’s annual base salary in effect on the termination date;

•	in the case of a named executive officer who resides in the United States, if the named executive officer elects COBRA coverage under our group health plan, payment for the cost to continue COBRA coverage for the named executive officer and his eligible dependents for up to 12 months following the termination date; and

•	accelerated vesting and immediate exercisability of the named executive officer’s outstanding and unvested stock awards as to 50% of the total number of unvested shares subject to such outstanding and unvested stock option awards.

Following a review of the change in control arrangements of our Peer Group, which indicated that our change in control severance benefits are well below market, in April 2018, our compensation committee and our board of directors approved amendments to our NEO’s executive severance agreements, except in the case of Messrs. Waldman and Shulman, to, among other things, increase the cash severance to 12 months’ salary and target bonus and provide for full accelerated vesting of the NEO’s outstanding equity awards in the event of a qualifying termination.

For the purposes of the executive severance benefits agreements,

•	“Cause” means that, in the reasonable determination of the Company (or the Board, in the case of the CEO), the executive: (a) has committed an act of fraud or embezzlement or has intentionally committed some other illegal act that has a material adverse impact on the Company or any successor or parent or subsidiary thereof; (b) has been convicted of, or entered a plea of “guilty” or “no contest” to, a felony which causes or may reasonably be expected to cause substantial economic injury to or substantial injury to the reputation of the Company or any subsidiary or affiliate of the Company; (c) has made any unauthorized use or disclosure of confidential information or trade secrets of the Company or any successor or parent or subsidiary thereof that has a material adverse impact on any such entity; (d) has committed any other intentional misconduct that has a material adverse impact on the Company or any successor or parent or subsidiary thereof; or (e) has intentionally refused or intentionally failed to act in accordance with any lawful and proper direction or order of the Board or the appropriate individual to whom the executive reports, provided such direction is not materially inconsistent with the executive’s customary duties and responsibilities.

•	“Constructive termination” means that the executive voluntarily terminates his employment with the Company after any of the following are undertaken without the executive’s express written consent: (a) the removal of or a material reduction in the nature or scope of the executive’s responsibilities, or the assignment to the executive of duties that are materially inconsistent with the executive’s position other than a change in reporting relationship; (b) a change in the executive’s direct reporting relationship so that the executive no longer reports directly to the CEO (or the Board in the case of the CEO); (c) a reduction in the executive’s base salary, unless the base salaries of all other executives are similarly reduced; or (d) a relocation of the executive’s place of employment by more than thirty (30) miles from such the executive’s place of employment on the effective date of the severance benefits agreement. The termination of the executive’s employment as a result of the executive’s death or disability shall not be deemed to be a Constructive Termination.

•	“Change in Control” generally includes each of the following:

•	A transaction or series of transactions whereby any person or related group of persons directly or indirectly acquires beneficial ownership of securities of the Company possessing more than 50% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition; or

•	During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least two thirds of the directors then still in office who either were directors at the beginning of the two- year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or

•	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or shares of another entity, in each case other than a transaction:

(i)	Which results in the Company’s voting securities outstanding immediately before the transaction continuing to directly or indirectly, at least a majority of the combined voting power of the successor entity’s outstanding voting securities immediately after the transaction, and

(ii)	After which no person or group beneficially owns voting securities representing 50% or more of the combined voting power of the successor entity; provided, however, that no person or group shall be treated as beneficially owning 50% or more of combined voting power of the successor entity solely as a result of the voting power held in the Company prior to the consummation of the transaction; or

•	The Company’s shareholders approve a liquidation or dissolution of the Company.

The benefits payable under the change in control severance agreements are in addition to payments or other benefits, if any, that any named executive officer who resides in Israel may be entitled to receive under applicable Israeli law. Israeli law generally requires severance pay equal to one month’s salary for each year of employment upon the retirement, death or termination without cause (as defined in the Israeli Severance Pay Law) of an employee. To satisfy this requirement, we make contributions on behalf of our Israel-based employees to a fund known as Managers’ Insurance or to a pension fund. These funds provide a combination of pension plan, insurance and severance pay benefits to the employee, giving the employee or his or her estate payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time Israeli employee and hourly employee as of September 2012, including each of our Israel-based named executive officers, is entitled to participate in the Managers’ Insurance and/or pension fund. Each employee who participates contributes an amount equal to 6% (as of January 2017) of his or her salary to the Managers’ Insurance and/or pension plan and we contribute up to 6.5% (as of January 2017) to the Managers’ Insurance and/or pension plan, 8.33% for severance payments and up to 2.5% for disability insurance).

Within the context of our Compensation Philosophy, the compensation committee believes the terms of our executive severance agreements with our named executive officers will encourage their continued attention and dedication to their assigned duties through and following any change in control of our Company. We believe that the terms of these agreements will further ensure that each of our named executive officers will continue to remain focused on the long-term objective of delivering shareholder value during and following a change in control event if they are assured that their long-term employment interests are reasonably provided for with a competitive market severance arrangement. We believe that these executive severance agreements thus help ensure the best interests of our shareholders.

Additionally, under the Company’s Global Share Incentive Plan, in the event of a change in control in the Company, each outstanding award will be assumed or substituted by the successor corporation. If the successor corporation in a change in control refuses to assume or substitute an outstanding award, the award will vest in full.

The potential payments under the executive severance benefits agreements as of December 31, 2017 are set forth below under the heading “—Potential Payments Upon Termination Following a Change in Control.”

Perquisites and Other Benefits

Historically, from time to time, our compensation committee and board of directors have provided certain of our named executive officers with perquisites that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but do believe that these additional benefits may assist our executive officers in neutralizing personal costs associated with performing their duties as expected by the Company and provide time efficiencies for our executive officers in appropriate circumstances, particularly when we require frequent or lengthy travel. In 2017, our named executive officers received the perquisites set forth in the table below, which our compensation committee determined were appropriate in order to facilitate the efforts of Mr. Waldman and Mr. Sultzbaugh on behalf of our Company while at our California headquarters.

Name	Perquisite
Eyal Waldman	Housing and housing-related expense reimbursement Tax reimbursement related to perquisites provided

Marc Sultzbaugh	Housing and housing-related expense reimbursement Select travel reimbursement Tax reimbursement related to perquisites provided

The table above does not include automobile-related expense reimbursement, insurance reimbursement, retirement fund contributions, severance fund contributions and education fund contributions, all of which are provided to all of our Israel-based employees on a non-discriminatory basis including our named executive officers based in Israel.

In the future, we may provide additional perquisites to our named executive officers as an element of their overall compensation structure. We do not expect these perquisites to be a significant element of our compensation structure. All future practices regarding perquisites will be approved and subject to periodic review by our compensation committee and/or board of directors.

In addition to the termination-related benefits provided to our Israeli employees under Israeli law, each full-time Israeli employee, including each of our Israel-based named executive officers, is entitled to participate in an education fund plan, pursuant to which each employee who participates in the plan contributes an amount equal to 2.5% of his or her salary to the education fund and we contribute 7.5% of his or her salary up to the maximum amount exempted from tax (currently contribution from a monthly salary of NIS15,712). In addition, the Company pays directly to the employee via his or her salary or as additional contribution to the education fund, per the employee’s choice, 7.5% of the portion of the employee’s salary which exceeds the aforesaid maximum salary exempt from tax.

Shareholder-approved Compensation Philosophy

At our 2016 annual general meeting held on May 9, 2016, our shareholders re-approved our Compensation Philosophy for our office holders, which addresses certain items prescribed by the Companies Law. Our compensation committee reviews its Compensation Philosophy annually and reserves the discretion to amend it from time to time. Regardless of whether the compensation committee amends the Compensation Philosophy or not, pursuant to the Companies Law, our Compensation Philosophy must generally be approved by the board of directors (after considering the recommendations of the compensation committee) and the shareholders every three years.

Tax Considerations

Section 162(m) of the U.S. Internal Revenue Code establishes a limitation on the deductibility of compensation payable in any particular tax year to our named executive officers. Section 162(m) provides that publicly-held companies cannot deduct compensation paid to certain named executive officers (other than, prior to the Tax Cuts and Jobs Act of 2017, our CFO) to the extent that such compensation exceeds $1 million per officer. Prior to the Tax Cuts and Jobs Act of 2017, compensation that is “performance-based” compensation within the meaning of Section 162(m) did not count toward the $1 million limit. As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on this “qualified performance-based compensation” exception was eliminated and the limitation on deductibility was generally expanded to include all NEOs. Historically, the deductibility of compensation under Section 162(m) has not been a factor in the compensation committee’s compensation determination process and as a result of the Tax Cuts and Jobs Act of 2017, subject to the Act’s grandfathering rules, the Company may no longer take a deduction for any compensation paid to its NEOs in excess of $1 million.

Other Policies

Share Ownership and Holding Policy. Effective as of our 2015 annual general meeting of shareholders, each of our executive officers became subject to a policy that he or she hold shares of the Company with an aggregate value of at least three times his or her annual salary by the fifth anniversary that he or she became subject to the policy. Our named executive officers have until February 24, 2020 to comply with this policy. On January 31, 2017, the compensation committee and board of directors adopted amendments to the share ownership policy that adopted holding requirements: executive officers and directors who are subject to share ownership requirements and who have not attained the minimum ownership level in the allotted period, shall retain the lesser of (i) twenty five percent (25%) of the gross number of shares acquired upon an exercise, vesting or settlement or (ii) fifty percent (50%) of the number of shares remaining after satisfying the exercise price, if any, and tax withholding requirements.

Clawback Policy. In addition, pursuant to our Compensation Philosophy, our executives are required to repay to us any excess payments, including cash and equity, made to them that were based on the Company’s performance if such payments were paid based on false and restated financial statements of the Company.

Reconciliation of GAAP Net Income (Loss) to Non-GAAP Net Income

	Year Ended December 31,
	2017	2016
Reconciliation of GAAP net income (loss) to non-GAAP:
GAAP net income	$(19,425)	$18,518
Adjustments:
Share-based compensation expense:
Cost of revenues	2,000	2,375
Research and development	40,278	40,474
Sales and marketing	15,693	15,183
General and administrative	10,893	13,086

Total share-based compensation expense	68,864	71,118
Amortization of acquired intangibles:
Cost of revenues	42,482	48,119
Research and development	779	781
Sales and marketing	8,919	7,713

Total amortization of acquired intangibles	52,180	56,613
Settlement costs :
General and administrative	—	4,981

Total settlement costs	—	4,981
Acquisition and other charges:
Cost of revenues	—	8,261
Research and development	734	1,834
Sales and marketing	141	206
General and administrative	1,794	6,844

Total acquisition and other charges	2,669	17.145
Restructuring and related charges	12,019	—
Tax effects and adjustments	250	1,086

Non-GAAP net income	$116,557	$169,461

REPORT OF THE COMPENSATION COMMITTEE

Our compensation committee reviews and recommends our programs, policies and practices relating to the compensation and benefits of our officers and employees. Our compensation committee, in consultation with our CEO (other than with respect to his own compensation) and our Board, decides how much cash compensation should be part of each of our officer’s total compensation by obtaining global market survey data and, for most named executive officers, benchmarking to a peer group of companies, and considering the relative importance of short-term incentives. In addition, our compensation committee, in consultation with our CEO (other than with respect to his own compensation), makes recommendations to our Board regarding equity-based compensation to align the interests of our management with shareholders, considering each named executive officer’s equity holdings. Our compensation committee also manages approvals and processes equity awards under our equity incentive plans. Under the Companies Law and subject to its provisions, compensation for officers (other than directors and our CEO) is required to be approved by the compensation committee and the board of directors. Compensation for our CEO and our director compensation program are required to be approved by the shareholders, following the approval by the compensation committee and the board of directors. Our compensation committee annually reviews and evaluates our incentive compensation plans. All members of our compensation committee are independent under the applicable rules and regulations of the SEC, Nasdaq and the U.S. Internal Revenue Service.

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis, for the year ended December 31, 2017 with management. In reliance on the reviews and discussion referred to above, our compensation committee recommended to our Board that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K, as amended, for the year ended December 31, 2017, as filed with the SEC.

The foregoing report is provided by the undersigned members of our compensation committee.

Amal Johnson, Chair Dov Baharav Glenda Dorchak

The Report of the Compensation Committee is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

EXECUTIVE COMPENSATION TABLES

2017 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to each named executive officer for the years ended December 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)(1)
Eyal Waldman(7)	2017	604,072	—	4,585,500	234,988	(3)	5,437,679
President & Chief	2016	557,819	270,000	4,149,000	221,325		5,198,144
Executive Officer	2015	515,000	300,000	3,864,800	203,765		4,883,565
Jacob Shulman	2017	337,500	—	764,250	11,348	(4)	1,113,098
Chief Financial	2016	293,750	100,000	696,000	10,759		1,100,509
Officer	2015	275,000	70,000	628,425	11,681		985,106
Marc Sultzbaugh	2017	365,000	30,000	866,150	43,055	(5)	1,304,205
Senior Vice President	2016	337,500	100,000	928,000	78,145		1,443,645
of Worldwide Sales	2015	300,000	150,000	837,900	73,291		1,361,191
Michael Kagan(7)	2017	264,680	50,000	866,150	58,670	(6)	1,189,500
Chief Technology	2016	229,375	100,000	742,400	56,224		1,127,999
Officer	2015	215,807	75,000	733,163	53,471		1,002,441

(1)	These amounts reflect bonuses earned in each fiscal year and paid in the subsequent fiscal year as approved by the compensation committee and the board of directors subject to, in the case of our CEO, approval by our shareholders.
(2)	Amounts shown in this column represent the aggregate grant date fair value of restricted share units granted, as calculated under FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 10 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
(3)	Includes $50,252 contributed to a severance fund, which is mandated by Israeli law, $45,158 in tax related reimbursements, $45,827 in housing and housing-related expense reimbursements, $39,358 contributed to an employee education fund on behalf of Mr. Waldman, $36,835 contributed to a retirement fund on behalf of Mr. Waldman, $12,708 for automobile related expenses pursuant to the company’s automobile leasing program, $3,156 for 401(k) plan matching contribution, $939 for a recuperation fund, which is required under Israeli law, $531 for Company events and Company cell phone, and $224 in the value of the cash cards given to all Israeli employees for the holidays.
(4)	Includes 401(k) plan matching contribution of $10,800 and $548 in the value of the cash card given to all US employees for the holidays.
(5)	Includes housing and housing-related expense reimbursements of $17,220, tax related reimbursements of $12,029, 401(k) plan matching contribution of $10,800, automobile related expense reimbursements of $2,458 and $548 in the value of the cash card given to all US employees for the holidays.
(6)	Includes $21,376 contributed to a severance fund, which is mandated by Israeli law, $19,246 contributed to an employee education fund on behalf of Mr. Kagan, $15,140 contributed to a retirement fund on behalf of Mr. Kagan, $1,051 for a recuperation fund, $918 for Company events and Company cell phone, $596 of transportation benefits, and $343 in the value of the cash cards given to all Israeli employees for the holidays.
(7)	Amounts reported for Messrs. Waldman and Kagan in 2017, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2017 average exchange rate of 3.57 New Israeli Shekels to 1 U.S. dollar. Amounts reported for Messrs. Waldman and Kagan in 2016, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2016 average exchange rate of 3.83 New Israeli Shekels to 1 U.S. dollar. Amounts reported for Messrs. Waldman and Kagan in 2015, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2015 average exchange rate of 3.89 New Israeli Shekels to 1 U.S. dollar.

2017 Grants of Plan-Based Awards

The table below sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2017.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	Grant Date Fair Value of Stock and Option Awards ($)(2)
Eyal Waldman	4/25/2017	90,000	4,585,500
Jacob Shulman	4/25/2017	15,000	764,250
Marc Sultzbaugh	4/25/2017	17,000	866,150
Michael Kagan	4/25/2017	17,000	866,150

(1)	All restricted share units vest with respect to 12/48th of the original number of ordinary shares subject thereto on May 1, 2018 and thereafter at a rate of 3/48th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2018, with the last 3/48ths of the original number of shares vesting on May 1, 2021, subject to continued employment with the Company.
(2)	Represents the grant date fair value of restricted share units granted in 2017 calculated in accordance with the provisions of FASB ASC Topic 718.

2017 Outstanding Equity Awards at Fiscal Year-End Table

The following table provides information on the stock options and restricted share units held by each of our named executive officers as of December 31, 2017.

	Option Awards					Stock Awards
Name	Vesting Commencement Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Vesting Commencement Date		Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested ($)(5)
Eyal Waldman						5/1/2014	(1)	5,000	323,500
						5/1/2015	(2)	30,000	1,941,000
						5/1/2016	(3)	62,500	4,043,750
						5/1/2017	(4)	90,000	5,823,000
Jacob Shulman	4/22/2009	12,590	—	10.23	4/22/2019
						5/1/2014	(1)	1,250	80,875
						5/1/2015	(2)	5,062	327,511
						5/1/2016	(3)	9,375	606,563
						5/1/2017	(4)	15,000	970,500
Marc Sultzbaugh	12/26/2008	1,739	—	8.23	12/26/2018
	4/22/2009	85,317	—	10.23	4/22/2019
						5/1/2014	(1)	1,500	97,050
						5/1/2015	(2)	6,750	436,725
						5/1/2016	(3)	12,500	808,750
						5/1/2017	(4)	17,000	1,099,900
Michael Kagan
						5/1/2014	(1)	1,250	80,875
						5/1/2015	(2)	5,906	382,118
						5/1/2016	(3)	10,000	647,000
						5/1/2017	(4)	17,000	1,099,900

(1)	Restricted share units with a vesting commencement date of May 1, 2014 vest with respect to 12/48ths of the original number of ordinary shares subject thereto on May 1, 2015 and thereafter at a rate of 3/48th of the original number of shares on the first day of each quarterly period of May, August, November, and February, commencing on August 1, 2015, with the last 3/48ths of the original number of shares vesting on May 1, 2018, subject to continued service on each applicable vesting date.
(2)	Restricted share units with a vesting commencement date of May 1, 2015 vest with respect to 12/48ths of the original number of ordinary shares subject thereto on May 1, 2016 and thereafter at a rate of 3/48th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2016, with the last 3/48ths of the original number of shares vesting on May 1, 2019, subject to continued service on each applicable vesting date.
(3)	Restricted share units with a vesting commencement date of May 1, 2016 vest with respect to 12/48ths of the original number of ordinary shares subject thereto on May 1, 2017 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2017, with the last 3/48ths of the original number of shares vesting on May 1, 2020, subject to continued service on each applicable vesting date.
(4)	Restricted share units with a vesting commencement date of May 1, 2017 vest with respect to 12/48ths of the original number of ordinary shares subject thereto on May 1, 2018 and thereafter at a rate of 3/48th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2018, with the last 3/48ths of the original number of shares vesting on May 1, 2021, subject to continued service on each applicable vesting date.
(5)	Amounts are calculated by multiplying the number of units shown by $64.70 per share, which was the closing price of our ordinary shares on December 29, 2017.

2017 Option Exercises and Share Vested Table

The following table summarizes the share option exercises by our named executive officers in 2017 and RSU awards that vested during 2017.

	Option Awards		Share Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Eyal Waldman	130,972	5,066,599	71,563	3,337,132
Jacob Shulman	2,579	107,467	12,062	565,146
Marc Sultzbaugh	—	—	15,875	739,838
Michael Kagan	22,793	880,441	13,249	617,221

(1)	Represents the difference between the option exercise price and the market price of the underlying shares at exercise multiplied by the number of shares covered by the exercised option.
(2)	Represents the vesting date closing market price of our ordinary shares multiplied by the number of RSUs that vested.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our named executives participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments Upon Termination Following a Change in Control

The following table sets forth quantitative estimates of the benefits to be received by each of our named executive officers under the executive severance benefits agreements described under “Compensation Discussion and Analysis—Change in Control Severance Arrangements,” if his employment were terminated without cause or constructively terminated (as these terms are defined in the executive severance benefits agreements) on December 31, 2017, assuming that such termination occurred during the 12-month period following a change in control (as such term is defined in the executive severance benefits agreements) of our Company. Such benefits are in addition to any payments or other benefits that our employees, including our named executive officers, who reside in Israel may be entitled to receive under applicable Israeli law. For more information, see “Compensation Discussion and Analysis—Change in Control Severance Arrangements.”

Name	Salary Continuation ($)	COBRA Coverage ($)	Israeli Severance and Benefits ($)(1)	Value of Accelerated Equity Awards ($)(2)	Total ($)
Eyal Waldman	380,193	—	821,855	6,065,625	7,267,673
Jacob Shulman	210,000	23,833	—	992,725	1,226,558
Marc Sultzbaugh	222,000	23,833	—	1,221,213	1,467,046
Michael Kagan	166,682	—	469,612	1,104,947	1,741,241

(1)	Includes severance pay and benefits in accordance with Israeli law. The executives are also entitled to such payments and benefits upon retirement, death or termination without cause (as defined in the Israeli Severance Pay Law) not in connection with a change in control.
(2)	The value of accelerated equity awards is calculated based on the closing price of our common stock on December 29, 2017, which was $64.70 per share.

Additionally, under the Company’s Global Share Incentive Plan, in the event of a change in control of the Company, each outstanding award will be assumed or substituted by the successor corporation. If the successor corporation in a change in control refuses to assume or substitute an outstanding award, the award will vest in full. Assuming that a change in control occurred as of December 31, 2017 and that the outstanding awards were not assumed or substituted, the value of the accelerated equity awards for Messrs. Waldman, Shulman, Sultzbaugh and Kagan would be $12,131,250, $1,985,450, $2,442,426 and $2,209,894.

Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Waldman, our CEO. For 2017, our last completed fiscal year, the total compensation in 2017 of our CEO was approximately 43.5 times the median total compensation in 2017 of all of our other employees (the “Pay Ratio”). The median of the annual total compensation of all employees of our Company (other than our CEO) was $124,654 and the annual total compensation of our CEO was $5,424,560. The Company chose October 1, 2017 as the date for establishing the employee population used in identifying the median employee and used January 1, 2017 through September 30, 2017 as the measurement period. We identified the median employee using the sum of base salary or wages (based on our payroll records) earned, annual bonus actually paid, and grant date fair value of RSUs approved by the compensation committee during the measurement period for each employee (U.S. and non-U.S.) employed as of October 1, 2017. Permanent employees who joined in 2017 and permanent employees who were on leave during 2017 were assumed to have worked for the entire measurement period. We captured all full-time, part-time, seasonal and temporary employees located in the U.S., Israel, China and Denmark as of October 1, 2017, consisting of approximately 2,566 individuals, with approximately 17% of these individuals located in the U.S., approximately 77% located in Israel, and approximately 6% located in China and Denmark. As permitted by SEC rules, under the 5% “de minimis” exemption, we excluded 100 non-U.S. employees, as described in further detail below. Earnings of our employees outside the U.S. were converted to U.S. dollars using the currency exchange rate as of September 30, 2017. No cost-of-living adjustments were made. The annual total compensation of the median employee and the annual total compensation of the CEO were calculated in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.

The non-U.S. excluded employees and their employee populations are as follows: Japan (9 employees); Netherlands (6 employees); Singapore (6 employees); Switzerland (1 employee); Taiwan (11 employees); U.K. (17 employees); Argentina (1 employee); Australia (5 employees); Czech Republic (2 employees); Greece (2 employees); India (5 employees); Indonesia (1 employee); Malaysia (2 employees); Norway (1 employee); Russia (14 employees); South Korea (3 employees); Thailand: (5 employees); Turkey (2 employees); and Canada (7 employees).

RISK ASSESSMENT AND COMPENSATION PRACTICES

Our management assessed and discussed with our compensation committee and board of directors the Company’s compensation policies and practices for our employees as they relate to our risk management and, based upon this assessment, we believe that any risks arising from such policies and practices are not reasonably likely to have a material adverse effect on the Company in the future.

Our employees’ base salaries are fixed in amount and thus we do not believe that they encourage excessive risk-taking. While performance-based cash bonuses and sales commissions focus on achievement of short-term and mid-term or annual goals, which may encourage the taking of short-term and mid-term risks at the expense of long-term results, we believe that our internal controls help mitigate this risk and our performance-based cash bonuses and sales commissions are limited, representing a small portion of the total compensation opportunities available to most employees. We also believe that our performance-based cash bonuses and sales commissions appropriately balance risk and the desire to focus our employees on specific short-term and mid-term goals important to our success and do not encourage unnecessary or excessive risk-taking.

A significant proportion of the compensation provided to our employees and non-employee directors is in the form of long-term equity-based incentives that are important to help further align our employees’ and directors’ interests with those of our shareholders. We do not believe that these equity-based incentives encourage unnecessary or excessive risk taking because their ultimate value is tied to our share price. In addition, we generally stagger grants of equity-based awards and, in the case of employees, subject them to long-term vesting schedules to help ensure that employees have significant value tied to the long-term performance of our ordinary shares. Certain specified executive officers and our non-employee directors are also subject to share ownership guidelines and holding requirements to further align our employees’ and directors’ interests with our shareholders’ interests.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Our Board has a standing compensation committee, the members of which are Amal Johnson, chair, Dov Baharav and Glenda Dorchak. None of the members of our compensation committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

DIRECTOR COMPENSATION

In October 2006, our Board adopted a compensation program for non-employee directors which became effective on February 6, 2007 and was last amended at our 2017 annual general meeting of shareholders held on April 25, 2017. The current annual cash compensation amounts payable to each non-employee member of our Board for their annual board services are set forth in the table below:

Annual Fees
Board membership	$45,000
Additional amounts, as applicable, payable to:
Chairperson of the Board	$30,000
Chairperson of the audit committee	$25,000
Chairperson of the compensation committee	$15,000
Chairperson of the nominating and corporate governance committee	$10,000
Chairperson of the technology, strategy and M&A committee	$10,000
Member of the audit committee (other than chairperson)	$10,000
Member of the compensation committee (other than chairperson)	$7,400
Member of the nominating and corporate governance committee (other than chairperson)	$5,000
Member of the technology, strategy and M&A committee (other than chairperson)	$5,000

Our non-employee directors are reimbursed for expenses incurred in connection with attending board and committee meetings, and are entitled to insurance, exemption and indemnification as customary for officers in the Company.

In addition to cash compensation, under the existing board compensation plan, each of our non-employee directors receive an annual automatic, non-discretionary award of 4,200 restricted share units. Annual awards to our non-employee directors who continue to serve as a non-employee director following the annual general meeting will typically be processed on the first day of the month following the date of each annual general meeting. The annual award vests, in equal monthly increments over the 12 months following the applicable annual general meeting and will be 100% vested on the 12-month anniversary of the grant date, provided the director continues to serve as a non-employee director.

Our directors have a three-month period following cessation of service to our Company in which to exercise any outstanding vested options, except in the case of a director’s death or disability, in which case the options will be exercisable by the director or his or her estate or beneficiary for a 12-month period following the cessation of services. Options and restricted share units granted to our non-employee directors will fully vest and become immediately exercisable upon a change in control of our Company.

In addition, effective as of our 2015 annual general meeting of shareholders, each of our non-employee directors became subject to a policy requiring that he or she hold shares of the Company in the value of at least three times his or her annual retainer fees. All our non-employee directors have until February 2020 to comply with this policy. This policy is set forth in our Executive Officer and Director Share Ownership Policy and our Corporate Governance Guidelines. In January 2017, the board of directors also adopted a holding policy whereby, in the case that a non-employee director (or specified employee) does not hold the minimum share ownership by his or her fifth anniversary of becoming subject to the ownership policy, he or she will be required to retain the lesser of (i) twenty-five percent (25%) of the gross number of shares acquired upon an exercise, vesting or settlement or (ii) fifty percent (50%) of the number of shares remaining after satisfying the exercise price, if any, and tax withholding requirements.

The table below sets forth information regarding compensation provided by us to our non-employee directors during the year ended December 31, 2017.

Director Compensation in Fiscal Year 2017

Name	Fees Earned or Paid in Cash ($)	Share Awards ($)(1)	Total ($)
Dov Baharav	71,175	213,990	285,165
Shai Cohen	49,500	213,990	263,490
Glenda Dorchak	61,800	213,990	275,790
Irwin Federman	73,250	213,990	287,240
Amal Johnson	65,000	213,990	278,990
David Perlmutter	56,250	213,990	270,240
Thomas Riordan	61,250	213,990	275,240
Thomas Weatherford	65,875	213,990	279,865

(1)	Amounts shown in this column represent the fair value of restricted share units granted on April 25, 2017. The fair value of the restricted share units is based on the closing market price of our ordinary shares on the grant date, as calculated under FASB ASC Topic 718.

The aggregate number of ordinary shares subject to outstanding options and restricted share units awards for each of our directors as of December 31, 2017 is as follows:

Name	Shares Subject to Outstanding Options as of 12/31/17 (#)	Shares Subject to Unvested Restricted Stock Units as of 12/31/17 (#)
Dov Baharav	—	1,750
Shai Cohen	—	1,750
Glenda Dorchak	34,142	1,750
Irwin Federman	—	1,750
Amal Johnson	11,428	1,750
David Perlmutter	45,000	1,750
Thomas Riordan	21,428	1,750
Thomas Weatherford	—	1,750

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders(2)	4,524,766	(3)	38.35	757,786
Equity compensation plans not approved by security holders	—		—	—

Total	4,524,766		38.35	757,786

(1)	Reflects weighted average price of options only.
(2)	Consists of the Second Amended and Restated Global Share Incentive Plan (2006), the Global Share Incentive Assumption Plan (2010), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.
(3)	Consists of 1,110,061 options and 3,414,705 restricted share units.

Security Ownership of Certain Beneficial Owners and Management

The following table provides information relating to the beneficial ownership of our ordinary shares as of March 31, 2018, by:

•	each shareholder known by us to own beneficially more than 5% of our ordinary shares (based on information supplied in Schedules 13D and 13G filed with the SEC, as indicated);

•	each of the four executive officers named in the summary compensation table on page 19;

•	each of our directors; and

•	all of our directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, and includes options that are currently exercisable or exercisable within 60 days of March 31, 2018. Except as indicated by footnote, and subject to community property laws where applicable, we believe the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, Attention: Chief Financial Officer.

	Beneficial Ownership
Name of Beneficial Owner	Ordinary Shares	Options Exercisable within 60 Days	Restricted share Units Vesting or Settled within 60 Days	Shares Beneficially Owned	Percentage of Shares Outstanding(1)
5% Shareholders:
Starboard Value LP(2)	5,466,621	—	—	5,466,621	10.5%
777 Third Avenue, 18th Floor New York, New York 10017
Capital Research Global Investors(3)	3,811,933	—	—	3,811,933	7.3%
333 South Hope Street Los Angeles, CA 90071
DNB Asset Management AS(4)	2,749,192	—	—	2,749,192	5.3%
Dronning Aufemias Gate 30, Bygg M-12N 0191 Oslo, Norway
Executive Officers, Directors and Nominees for Director:
Eyal Waldman(5)	1,747,500	—	—	1,747,500	3.4%
Shai Cohen	33,232	—	350	33,582	*
Michael Kagan	143,720	—	—	143,720	*
Marc Sultzbaugh	22,357	87,056	—	109,413	*
Thomas J. Riordan	24,500	21,428	350	46,278	*
Irwin Federman	12,500	—	350	12,850	*
Jacob Shulman	10,286	—	—	10,286	*
Amal M. Johnson	27,500	11,428	350	39,278	*
Glenda Dorchak	12,000	29,142	350	41,492	*
Thomas Weatherford	9,917	—	350	10,267	*
David Perlmutter	12,500	45,000	350	57,850	*
Dov Baharav	6,668	—	350	7,018	*
Umesh Padval	350	—	350	700	*
Steve Sanghi	350	—	350	700	*
All executive officers and directors as a group (14 persons)	2,063,380	194,054	3,500	2,260,934	4.3%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding ordinary shares.
(1)

The applicable percentage ownership for members of our Board and named executive officers is based on 52,159,490 ordinary shares outstanding as of March 31, 2018, together with applicable options and restricted share units for such shareholder. The applicable percentage ownership for the other beneficial owners listed in the table is based on the number of outstanding shares as of the dates indicated in the relevant Schedules 13D and 13G filings described in footnotes 2 through 4 below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Ordinary shares subject to the options currently exercisable, or exercisable within 60 days of March 31, 2018, and ordinary shares underlying restricted share units that vest within 60 days of March 31, 2018 are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.
(2)	This information is as of March 13, 2018 and is based on the Schedule 13D/A filed with the SEC on March 13, 2018 by Starboard Value LP (“Starboard”). Starboard may be deemed to be the beneficial owner and has sole voting and dispositive power of the (i) 3,758,713 ordinary shares owned by Starboard Value and Opportunity Master Fund LTD, (ii) 440,135 ordinary shares owned by Starboard Value and Opportunity S LLC, (iii) 247,597 ordinary shares owned by Starboard Value and Opportunity C LP, (iv) 456,609 ordinary shares owned by Starboard Leaders Papa LLC and (v) 563,567 ordinary shares held in the Starboard Value LP Account.
(3)	This information is as of December 29, 2017 and is based on the Schedule 13G filed with the SEC on February 14, 2017 by Capital Research Global Investors (“Capital Research”). Capital Research is the beneficial owner and has sole voting and dispositive power of the 3,811,933 ordinary shares owned by Capital Research.
(4)	This information is as of December 31, 2017 and is based on the Schedule 13G filed with the SEC on February, 13, 2018 by DNB Asset Management AS (“DNB”). DNB is the beneficial owner and has sole voting and dispositive power of the 2,749,192 ordinary shares owned by DNB.
(5)	Includes 1,426,041 ordinary shares held by Waldo Holdings 2, a general partnership formed pursuant to the laws of Israel, of which Mr. Waldman is a general partner. Mr. Waldman has sole voting and dispositive power over all of these shares.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Our audit committee reviews and, where required, approves related party transactions on an ongoing basis as required by the Companies Law and the regulations promulgated thereunder and as required by Nasdaq Listing Rules. Under the Companies Law, our audit committee must approve specified actions and transactions with office holders and controlling shareholders or in which an office holder or controlling shareholder has a Personal Interest. The audit committee is also required to determine whether any such action is material and whether any such transaction is an extraordinary transaction or non-negligible transaction, for the purpose of approving such action or transaction as required by the Companies Law. Under the Companies Law, a “controlling shareholder” is a shareholder who has the ability to direct the Company’s activity, excluding an ability deriving merely from holding an office of director or another office in the Company, and a person will be presumed to control the Company if he holds 50% or more of (i) our voting rights or (ii) the rights to appoint our directors or general managers. For the purpose of “transactions with an interested party,” the Companies Law definition also includes a shareholder that owns 25% or more of the voting rights in the general meeting of the Company, if there is no other person who holds more than 50% of the voting rights in the Company. Two or more persons holding voting rights in the Company each of which has a Personal Interest in the approval of the transaction being brought for approval of the Company will be considered to be joint holders. The Company is not currently aware of any controlling shareholder, as such term is defined in the Companies Law.

Director Independence

The board of directors currently consists of eleven directors. Our Corporate Governance Guidelines require that our Board be comprised of a majority of directors who qualify as independent directors as required under the rules of Nasdaq. Our Board has determined that each of our current directors other than Mr. Waldman, our president and CEO, and Mr. Cohen, our former chief operating officer, is independent under the director independence standards of Nasdaq.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Services

Subject to shareholder approval of the audit committee’s authority to determine remuneration for their services, the audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. In addition to its retention of EY Israel to audit our consolidated financial statements for the fiscal year ended 2017, the audit committee retained EY Israel to provide other non-audit and advisory services in 2017. The audit committee has reviewed all non-audit services provided by EY Israel in 2017 and has concluded that the provision of such non-audit services was compatible with maintaining EY Israel’s independence and that such independence has not been impaired.

Set forth below are the aggregate fees billed for professional services rendered for the fiscal year ended December 31, 2017 by EY Israel and the aggregate fees billed for professional services rendered for the fiscal year ended December 31, 2016 by PricewaterhouseCoopers LLP (“PwC”).

	Fiscal Year Ended December 31,
Service Category	2017	2016
	EY Israel	PwC
Audit Fees	$705,000	$1,900,000
Audit-Related Fees	69,676	195,300
Tax Fees	53,428	362,000
All Other Fees	34,200	48,897

Total	$862,304	$2,506,197

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual consolidated financial statements, as well as fees for issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation; “audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and any services related to acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

The Sarbanes-Oxley Act of 2002 and the auditor independence rules of the SEC require all issuers to obtain pre-approval from their respective audit committees in order for their independent registered public accounting firms to provide professional services without impairing independence. As such, the audit committee has a policy and has established procedures by which it pre-approves all audit and other permitted professional services to be provided by the Company’s independent registered public accounting firm. From time to time, the Company may desire additional permitted professional services for which specific pre-approval is obtained from the audit committee before provision of such services commences. The audit committee has considered and determined that the provision of the services other than audit services referenced above is compatible with maintenance of the auditors’ independence.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report.

1. Financial Statements. The financial statements and report of the independent registered public accounting firm have been included in Part II, Item 8 of our Annual Report on Form 10-K filed on February 16, 2018.

2. Financial Statement Schedules. All financial statement schedules have been included in Part IV, Item 15 of our Annual Report on Form 10-K filed on February 16, 2018 or they are either inapplicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.

3. Exhibits. See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b) Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit

2.1	(1)		Agreement of Merger, dated as of September 30, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.

2.2	(2)		Amendment No. 1 to the Agreement of Merger, dated as of November 17, 2015, among Mellanox Technologies, Ltd., Mondial Europe Sub Ltd. and EZchip Semiconductor Ltd.

3.1	(3)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 9, 2016).

10.1	(4)	*	Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006).

10.2	(5)	*	Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.

10.3	(6)	*	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.

10.4	(7)	*	Voltaire Ltd. 2007 Incentive Compensation Plan.

10.5	(8)	*	Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan.

10.6	(9)	*	Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan.

10.7	(10)	*	Voltaire Ltd. 2001 Stock Option Plan.

10.8	(11)	*	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

10.9	(12)	*	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.10	(13)	*	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.11	(14)	*	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.

10.12	(15)	*	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.

10.13	(16)	*	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.

10.14	(17)	*	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.

10.15	(18)	*	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.

10.16	(19)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.17	(20)	*	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.18	(21)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.19	(22)		Lease Agreement, dated April 9, 2017, by and between the Company, as tenant, and Rubinstein Buildings Ltd., as landlord (as translated from Hebrew).

10.20	(23)		Office Space Lease dated December 29, 2017 by and between Oakmead Parkway Properties Partnership, a California general partnership, as landlord, and Mellanox Technologies, Inc., as tenant.

10.21	(24)		Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

21.1	(25)		List of Company Subsidiaries.

23.1	(26)		Consent of Kost, Forer, Gabbay and Kasierer, a member of EY Global, independent registered public accounting firm.

23.2	(27)		Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.

24.1	(28)		Power of Attorney (previously filed).

31.1	(29)		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(30)		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3		†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4		†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(31)		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(32)		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(33)		XBRL Instance Document

101.SCH	(34)		XBRL Taxonomy Extension Schema Document

101.CAL	(35)		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	(36)		XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(37)		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	(38)		XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on September 30, 2015.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on November 17, 2015.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(4)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(5)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.
(6)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(7)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(9)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(10)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(11)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
(12)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.
(13)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.
(14)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.

(15)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(16)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(17)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(18)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(19)	Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(20)	Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (SEC File No. 333-137659) filed on November 14, 2006.
(21)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.
(22)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(23)	Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(24)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(25)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(26)	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(27)	Incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(28)	Incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(29)	Incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(30)	Incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(31)	Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(32)	Incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(33)	Incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(34)	Incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(35)	Incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(36)	Incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(37)	Incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(38)	Incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
*	Indicates management contract or compensatory plan, contract or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2018.

MELLANOX TECHNOLOGIES, LTD.

By:	/s/ EYAL WALDMAN
Eyal Waldman President and Chief Executive Officer (principal executive officer)