Form 10-Q
period 2018-03-31
Mellanox Technologies, Ltd.
filed 2018-05-04
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of April 27, 2018, was 52,186,809.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$90,578	$62,473
Short-term investments	195,726	211,281
Accounts receivable, net	142,897	154,213
Inventories	69,886	64,657
Other current assets	15,553	14,295
Total current assets	514,640	506,919
Property and equipment, net	110,135	109,919
Severance assets	18,012	18,302
Intangible assets, net	218,738	228,195
Goodwill	472,437	472,437
Deferred taxes and other long-term assets	94,404	66,162
Total assets	$1,428,366	$1,401,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64,498	$59,090
Accrued liabilities	107,661	114,058
Deferred revenue	20,216	23,485
Current portion of term debt	34,332	—
Total current liabilities	226,707	196,633
Accrued severance	22,770	23,205
Deferred revenue	18,600	17,820
Term debt	—	72,761
Other long-term liabilities	33,096	34,067
Total liabilities	301,173	344,486
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 52,160 and 51,488 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	224	221
Additional paid-in capital	903,008	873,979
Accumulated other comprehensive income (loss)	(13)	1,618
Retained earnings	223,974	181,630
Total shareholders’ equity	1,127,193	1,057,448
Total liabilities and shareholders' equity	$1,428,366	$1,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Total revenues	$251,000	$188,651
Cost of revenues	88,998	64,450
Gross profit	162,002	124,201
Operating expenses:
Research and development	86,426	88,491
Sales and marketing	39,494	35,757
General and administrative	16,516	12,519
Restructuring charges	7,587	—
Total operating expenses	150,023	136,767
Income (loss) from operations	11,979	(12,566)
Interest expense	(1,171)	(1,993)
Other income, net	638	683
Interest and other, net	(533)	(1,310)
Income (loss) before taxes on income	11,446	(13,876)
Benefit from taxes on income	(26,397)	(1,632)
Net income (loss)	$37,843	$(12,244)
Net income (loss) per share — basic	$0.73	$(0.25)
Net income (loss) per share — diluted	$0.71	$(0.25)
Shares used in computing net income (loss) per share:
Basic	51,819	49,337
Diluted	53,646	49,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$37,843	$(12,244)
Other comprehensive income (loss), net of tax:
Change in unrealized gains/losses on available-for-sale securities, net of tax	(293)	69
Change in unrealized gains/losses on derivative contracts, net of tax	(1,338)	4,244
Other comprehensive income (loss), net of tax	(1,631)	4,313
Total comprehensive income (loss), net of tax	$36,212	$(7,931)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$37,843	$(12,244)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,442	25,181
Deferred income taxes	(26,827)	(942)
Share-based compensation	14,974	14,768
Gain on investments, net	(886)	(858)
Loss on disposal of property and equipment	139	—
Changes in assets and liabilities:
Accounts receivable	11,316	15,532
Inventories	(5,654)	(10,457)
Prepaid expenses and other assets	(1,349)	(3,693)
Accounts payable	3,911	4,931
Accrued liabilities and other liabilities	(4,504)	2,783
Net cash provided by operating activities	55,405	35,001

Cash flows from investing activities:
Purchase of severance-related insurance policies	(317)	(315)
Purchase of short-term investments	(20,899)	(50,302)
Proceeds from sales of short-term investments	8,943	54,242
Proceeds from maturities of short-term investments	28,104	1,815
Purchase of property and equipment	(7,226)	(15,911)
Purchase of intangible assets	(6,315)	(1,115)
Purchase of investments in private companies	(2,500)	(11,000)
Net cash used in investing activities	(210)	(22,586)

Cash flows from financing activities:
Principal payments on term debt	(39,000)	(20,000)
Payments on capital lease and intangible asset financings	(2,173)	(2,514)
Proceeds from issuances of ordinary shares through employee equity incentive plans	14,058	11,676
Net cash used in financing activities	(27,115)	(10,838)

Net increase in cash, cash equivalents, and restricted cash	28,080	1,577
Cash, cash equivalents, and restricted cash at beginning of period	70,498	56,780
Cash, cash equivalents, and restricted cash at end of period	$98,578	$58,357

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$549	$3,220
Unpaid additions to property and equipment	$2,254	$1,510
Transfer from inventory to property and equipment	$425	$633

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Significant accounting policies
Other than the changes discussed below, there have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018.
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers (ASC 606-10), using the modified retrospective method. Prior to the adoption of ASC 606-10, the Company deferred the recognition of revenue and the cost of revenue from sales to distributors until the distributors reported that they had sold the products to their customers (known as “sell though” revenue recognition). Under ASC 606-10, the Company recognizes revenue on sales to all distributors upon shipment and transfer of control (known as “sell-in” revenue recognition), net of estimated allowances for price adjustments. As a result of this adoption, the Company revised its accounting policy for revenue recognition as detailed below.
Revenue Recognition
The Company recognizes revenue when (or as) it satisfies performance obligations by transferring promised products or services to its customers in an amount that reflects the consideration the Company expects to receive. The Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied.
The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with a customer. For each contract, the Company considers the promise to transfer tangible products, extended warranty and post-contract customer support, each of which are distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to rebates and adjustments to determine the net consideration to which the Company expects to receive. As the Company’s standard payment terms are less than one year, the contracts have no significant financing component. The Company allocates the transaction price to each distinct performance obligation based on their relative standalone selling price. Revenue from tangible products is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. The revenues from fixed-price support or maintenance contracts, including extended warranty contracts and software post-contract customer support agreements, are recognized ratably over the contract period and the costs associated with these contracts are recognized as incurred. The Company's standard arrangements with its customers typically do not allow for rights of return.
The Company maintains inventory, or hub arrangements with certain customers. Pursuant to these arrangements, the Company delivers products to a customer or a designated third party warehouse based upon the customer's projected needs, but does not recognize product revenue unless and until the customer reports it has removed the Company's product from the warehouse to be incorporated into its end products.
A portion of the Company’s sales are made to distributors under agreements which contain price protection provisions. Revenue from sales to distributors is recognized upon shipment and transfer of control, net of estimated allowances for price adjustments. Frequently, distributors submit distribution price adjustment (“DPA”) claims to the Company to adjust the distributor’s cost from the standard price to the pre-approved lower price. After the Company verifies the DPA claim, a credit memo is issued to the distributor. The Company records an allowance for these unprocessed DPA claims and for estimated future DPA claims as a reduction of revenue and a reduction of accounts receivable. The allowance is recorded as a reduction to revenue in the same period that the related revenue is recorded and is calculated based on specific authorized DPA claims and an analysis of historical DPA claims, at the distributor level, over a period of time considered adequate to account for current pricing and business trends.
Most of the Company’s distributors are entitled to a limited right of return related to stock rotation. Distributors have the right to return a limited amount of product not to exceed a percentage of distributor’s prior quarter's net purchases. However, a simultaneous, compensation order of equal or greater value must be placed by distributor within the same quarter of the return. Therefore, no stock rotation reserves are recorded.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restricted cash
The Company maintains certain cash amounts that are restricted as to withdrawal or use over the long-term. The cash is securing bank guarantees primarily issued against long-term tenancy agreements. The long-term restricted cash balance of $8.0 million was reported in other long-term assets on the balance sheet as of March 31, 2018, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the year ended March 31, 2018. There was no restricted cash as of March 31, 2017. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	March 31,
	2018	2017
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$90,578	$58,357
Restricted cash in other long-term assets, as reported on the balance sheets	8,000	—
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$98,578	$58,357
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2018	2017
Hewlett Packard Enterprise ("HPE")	17%	13%
Dell Technologies Inc. ("Dell")	10%	13%
____________________
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	March 31, 2018	December 31, 2017
HPE	20%	13%
____________________
Product warranty
The following table provides changes in the product warranty accrual for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of the period	$889	$1,474
New warranties issued during the period	349	436
Reversal of warranty reserves	—	(356)
Settlements during the period	(301)	(343)
Balance, end of the period	937	1,211
Less: long-term portion of product warranty liability	(172)	(162)
Current portion, end of the period	$765	$1,049

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income (loss)	$37,843	$(12,244)
Basic and diluted shares:
Weighted average ordinary shares outstanding	51,819	49,337
Effect of dilutive shares	1,827	—
Shares used to compute diluted net income (loss) per share	53,646	49,337
Net income (loss) per share — basic	$0.73	$(0.25)
Net income (loss) per share — diluted	$0.71	$(0.25)
The Company excluded 0.2 million potentially dilutive share options and restricted share units ("RSUs") from the computation of diluted net income per share for the three months ended March 31, 2018, and 4.6 million outstanding share options and RSUs from the computation of diluted net loss per share for the three months ended March 31, 2017, respectively, because including them would have had an anti-dilutive effect.
Adoption of new accounting principles
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaced the revenue recognition guidance in U.S. GAAP under Topic 605, and was required to be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which became effective for the Company beginning January 1, 2018. The Company adopted the standard using the modified retrospective method. See Note 2 for details about the impact from adopting the new revenue standard and other required disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amended various aspects of the recognition, measurement, presentation, and disclosure of financial instruments, and became effective for the Company beginning January 1, 2018. One aspect that may have a material impact on the Company's consolidated financial statements relates to the measurement of its equity investments in privately-held companies whose fair values are not readily determinable. With the election to use the measurement alternative (as opposed to fair value), the Company measures these equity investments at cost, less impairments, adjusted by observable price changes. No gain or loss was recorded in the three months ended March 31, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.
Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company is currently evaluating the effect that the standard will have on its consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—REVENUE
On January 1, 2018, the Company adopted ASC Topic 606-10 using the modified retrospective method and applied the standard to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606-10, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605.
The Company recognized the cumulative effect of initially adopting Topic 606-10 as an adjustment to the opening balance of retained earnings as of January 1, 2018. Distributor revenue was recognized using the sell-through method under Topic 605, while such revenue is recognized using the sell-in method under Topic 606-10, which primarily contributed to the adjustment to the opening balance of retained earnings as well as the impact of adoption disclosed in the tables below.
The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606-10 were as follows:

	December 31, 2017	Adjustments	January 1, 2018
	(in thousands)
Deferred revenue, short term	$23,485	$(4,501)	$18,984
Retained earnings	$181,630	$4,501	$186,131
In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated balance sheet was as follows:

	March 31, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands)
Condensed Consolidated Balance Sheet
Account receivable, net	$142,897	$3,080	$145,977
Deferred revenue, short term	20,216	11,800	32,016
Retained earnings	$223,974	$(8,720)	$215,254
In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated statement of operations and cash flows was as follows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations
Total revenues	$251,000	$(6,819)	$244,181
Cost of revenues	88,998	(2,600)	86,398
Net income	$37,843	$(4,219)	$33,624
Earnings per share
Basic	$0.73	$(0.08)	$0.65
Diluted	$0.71	$(0.08)	$0.63

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$37,843	$(4,219)	$33,624
Accounts receivable	11,316	(3,080)	8,236
Accrued liabilities and other liabilities	$(4,504)	$7,299	$2,795
Revenues by geographic region are as follows (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
United States	$96,260	$73,248
China	56,213	33,201
Europe	35,996	46,405
Other Americas	27,740	10,890
Other Asia	34,791	24,907
Total revenue	$251,000	$188,651
The following tables represent our total revenues for the three months ended March 31, 2018 and 2017 by product type and interconnect protocol (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended March 31,
	2018	2017
	(in thousands)
ICs	$28,587	$42,422
Boards	118,051	64,292
Switch systems	55,647	47,146
Cables, accessories and other	48,715	34,791
Total revenue	$251,000	$188,651

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
InfiniBand:
EDR	$55,946	$39,623
FDR	41,748	49,829
QDR/DDR/SDR	5,444	7,533
Total	103,138	96,985
Ethernet	136,948	80,477
Other	10,914	11,189
Total revenue	$251,000	$188,651
The Company recognizes contract liabilities, or deferred revenues, when it receives advance payments from customers before performance obligations primarily related to extended warranty and post-contract customer support have been performed. Advance payments are received at the beginning of the service period and the related deferred revenues are reclassified to revenue ratably over the service period. The balance of deferred revenues approximates the aggregate amount of the transaction price allocated to the unsatisfied performance obligations at the end of reporting period. The Company expects to recognize the long-term portion of deferred revenue over the remaining service period of up to five years.
The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2018:

(in thousands)
Balance, beginning of the period	$36,804
New performance obligations	8,145
Reclassification to revenue as a result of satisfying performance obligations	(6,133)
Balance, end of the period	38,816
Less: long-term portion of deferred revenue	18,600
Current portion, end of the period	$20,216
Because all performance obligations in the Company’s contracts with customers, other than extended warranty and post-contract customer support, relate to contracts with a duration of less than one year, the Company has elected to apply the optional exemption and is not required to disclose the aggregate amount of the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied at the end of the reporting period.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	March 31, 2018	December 31, 2017
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$143,529	$154,845
Less: allowance for doubtful accounts	(632)	(632)
	$142,897	$154,213
Inventories:
Raw materials	$10,372	$12,656
Work-in-process	31,723	22,769
Finished goods	27,791	29,232
	$69,886	$64,657
Other current assets:
Prepaid expenses	$7,782	$7,518
Derivative contracts receivable	170	982
VAT receivable	3,701	2,259
Other	3,900	3,536
	$15,553	$14,295
Property and equipment, net:
Computer, equipment, and software	$171,640	$164,707
Furniture and fixtures	2,972	3,198
Leasehold improvements	48,102	47,262
	222,714	215,167
Less: Accumulated depreciation and amortization	(112,579)	(105,248)
	$110,135	$109,919
Deferred taxes and other long-term assets:
Equity investments in private companies	$31,755	$29,255
Deferred taxes	51,390	24,563
Long-term restricted cash	8,000	8,025
Other assets	3,259	4,319
	$94,404	$66,162
Accrued liabilities:
Payroll and related expenses	$62,163	$71,868
Accrued expenses	35,117	31,951
Derivative contracts payable	540	17
Product warranty liability	765	706
Other	9,076	9,516
	$107,661	$114,058
Other long-term liabilities:
Income tax payable	$24,975	$24,425
Deferred rent	2,505	2,220
Other	5,616	7,422
	$33,096	$34,067

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of March 31, 2018 and December 31, 2017, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Liabilities Measured at Fair Value on a Nonrecurring Basis:
As of March 31, 2018, the remaining principal of $35.0 million on the Company's $280.0 million Term Debt is classified as a Level 2 fair value measurement in the fair value hierarchy. The principal amount of the Term Debt approximates its fair value at March 31, 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$599	$—	$599
Certificates of deposit	—	46,295	46,295
U.S. Government and agency securities	—	36,457	36,457
Commercial paper	—	25,904	25,904
Corporate bonds	—	57,417	57,417
Municipal bonds	—	14,494	14,494
Foreign government bonds	—	15,159	15,159
	599	195,726	196,325
Long-term restricted cash	—	8,000	8,000
Derivative contracts	—	170	170
Total financial assets	$599	$203,896	$204,495
Derivative contracts	—	540	540
Total financial liabilities	$—	$540	$540
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,857	$—	$1,857
Certificates of deposit	—	58,003	58,003
U.S. Government and agency securities	—	43,872	43,872
Commercial paper	—	27,029	27,029
Corporate bonds	—	54,447	54,447
Municipal bonds	—	15,169	15,169
Foreign government bonds	—	12,761	12,761
	1,857	211,281	213,138
Long-term restricted cash	—	8,025	8,025
Derivative contracts	—	982	982
Total financial assets	$1,857	$220,288	$222,145
Derivative contracts	—	17	17
Total financial liabilities	$—	$17	$17
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2018 and 2017.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$89,979	$—	$—	$89,979
Money market funds	599	—	—	599
Certificates of deposit	46,361	—	(66)	46,295
U.S. Government and agency securities	36,644	—	(187)	36,457
Commercial paper	25,992	—	(87)	25,905
Corporate bonds	57,861	—	(445)	57,416
Municipal bonds	14,551	—	(57)	14,494
Foreign government bonds	15,220	—	(61)	15,159
Total	287,207	—	(903)	286,304
Less amounts classified as cash and cash equivalents	(90,578)	—	—	(90,578)
Short-term investments	$196,629	$—	$(903)	$195,726

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$60,616	$—	$—	$60,616
Money market funds	1,857	—	—	1,857
Certificates of deposit	58,039	—	(36)	58,003
U.S. Government and agency securities	44,070	—	(198)	43,872
Commercial paper	27,073	1	(45)	27,029
Corporate bonds	54,673	—	(226)	54,447
Municipal bonds	15,227	—	(58)	15,169
Foreign government bonds	12,809	—	(48)	12,761
Total	274,364	1	(611)	273,754
Less amounts classified as cash and cash equivalents	(62,473)	—	—	(62,473)
Short-term investments	$211,891	$1	$(611)	$211,281
Interest income and gains on short-term investments, net were $1.0 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The contractual maturities of short-term investments at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$171,097	$170,488	$148,232	$147,921
Due in one to three years	25,532	25,238	63,659	63,360
	$196,629	$195,726	$211,891	$211,281
Equity investments in privately-held companies:
As of March 31, 2018 and December 31, 2017, the Company held a total of $31.8 million and $29.3 million, respectively, in equity investments in privately-held companies. No gain or loss was recorded during the three months ended March 31, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
There has been no change in the carrying amount of goodwill of $472.4 million during the three months ended March 31, 2018.
The carrying amounts of intangible assets as of March 31, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$47,271	$(19,686)	$27,585
Developed technology	279,543	(133,297)	146,246
Customer relationships	69,776	(26,546)	43,230
Trade names	5,600	(3,923)	1,677
Total intangible assets	$402,190	$(183,452)	$218,738
The carrying amounts of intangible assets as of December 31, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(in thousands)
Licensed technology	$40,407	$(16,478)	$23,929
Developed technology	279,543	(122,414)	157,129
Customer relationships	69,776	(24,783)	44,993
Trade names	5,600	(3,456)	2,144
Total intangible assets	$395,326	$(167,131)	$228,195
Amortization expense of intangible assets totaled approximately $16.3 million and $15.0 million for the three months ended March 31, 2018 and 2017, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2018 (remaining nine months)	$51,849
2019	60,253
2020	49,693
2021	31,630
2022	11,059
Thereafter	14,254
Total	$218,738

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
Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at March 31, 2018 and December 31, 2017 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	March 31, 2018		December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$170	$528	$980	$—
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$12	$2	$17
Total derivatives	$170	$540	$982	$17
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$64,485	$52,380
Derivatives not designated as hedging instruments
Currency forward and option contracts	$39,841	$47,015

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of March 31, 2018 and December 31, 2017 and their effect on OCI for the three months ended March 31, 2018:

(in thousands)
December 31, 2017	$925
Amount of loss recognized in OCI (effective portion)	(803)
Amount of gain reclassified from OCI to income (effective portion)	(535)
March 31, 2018	$(413)
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
	(in thousands)
Operating income	$535	$1,436	$—	$—
Other income (loss)	$—	$—	$(890)	$2,066

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At March 31, 2018, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2018 (remaining nine months)	$16,328
2019	17,514
2020	14,683
2021	12,880
2022	9,756
Thereafter	60,021
Total minimum lease payments	$131,182

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Purchase commitments

At March 31, 2018, the Company had the following non-cancelable purchase commitments:

(in thousands)
2018 (remaining nine months)	$212,618
2019	11,918
2020	2,005
2021	536
2022	536
Thereafter	—
$227,613
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement is contingent on the lessor's attainment of stated milestones in the lease agreement. As such, the Company cannot make a reliable estimate as to the timing of cash payments under the lease. At March 31, 2018, the estimated total future lease obligation is approximately $30.3 million. Over a twelve month period an estimated rental expense is approximately $3.0 million, and if recognized, would increase the Company's operating expenses in its condensed consolidated statement of operations.
Royalty-bearing grants
The Company is obliged to pay royalties to the Israeli National Authority for Technological Innovation (the "NATI"), formerly known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), for research and development efforts partially funded through grants from the NATI under approved plans in accordance with the Israeli Law for Encouragement of Research, Development and Technological Innovation in Industry, 1984 and the regulations and rules of the NATI (the "R&D Law").  Royalties are payable to the Israeli government at the rate of 4.5% of the revenues of the Company's products incorporating NATI-funded know-how, and up to the amount of the grants received. Total royalty obligation and royalty rates may increase if manufacturing is transferred outside of Israel. The Company's obligation to pay these royalties is contingent on actual sales of the products or connected services, at which time a liability is recorded. In the absence of such sales, the Company cannot make a reliable estimate as to the timing of cash settlement of the royalties. At March 31, 2018, the Company had a total future contingent royalty obligation of approximately $36.4 million, and if recognized, would increase the Company's cost of revenues in its condensed consolidated statement of operations.
In April 2018, the Company entered into a settlement agreement with the NATI, which eliminated this future contingent royalty obligation of the Company. See Note 15 for further details.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of March 31, 2018, the Company's unrecognized tax benefits totaled $46.0 million, out of which an amount of $23.4 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount of a loss or potential loss. The Company may be unable to reasonably estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”), which constitutes a second amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the “2006 Plan”), as amended and restated by the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) as of March 14, 2016 (the “First Restated Plan”). The Second Restated Plan became effective on February 14, 2017. The Second Restated Plan increases the ordinary shares reserved for issuance under the First Restated Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First Restated Plan that expire, are cancelled or otherwise terminated after the effective date of the First Restated Plan. The Second Restated Plan also extends the term of the First Restated Plan to February 14, 2027. In addition, the Second Restated Plan implements additional amendments to reflect compensation and governance best practices.
Share option activity
Share option activity under the Company's equity incentive plans in the three months ended March 31, 2018 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,110,061	$38.35
Options exercised	(113,101)	$23.96
Options canceled	(1,560)	$90.96
Outstanding at March 31, 2018	995,400	$39.91
The total pretax intrinsic value of options exercised in the three months ended March 31, 2018 and 2017 was $5.0 million and $3.6 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $72.85 on March 31, 2018, the total pretax intrinsic value of options outstanding at March 31, 2018 was $37.5 million. The total pretax intrinsic value of options outstanding at December 31, 2017 was $35.5 million.
There were 993,393 and 1,107,712 options exercisable at March 31, 2018 and December 31, 2017, respectively. The total pretax intrinsic value of exercisable options at March 31, 2018 was $37.4 million. The total pretax intrinsic value of exercisable options at December 31, 2017 was $35.4 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restricted share unit activity
RSU activity under the Company's equity incentive plans in the three months ended March 31, 2018 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2017	3,414,705	$48.45
Restricted share units granted	87,200	$65.62
Restricted share units vested	(271,422)	$45.44
Restricted share units canceled	(255,488)	$48.86
Non-vested restricted share units at March 31, 2018	2,974,995	$49.19
The weighted average fair value of RSUs granted in the three months ended March 31, 2018 and 2017 was $65.62 and $44.83, respectively.
The total intrinsic value of all outstanding RSUs as of March 31, 2018 and December 31, 2017 was $216.7 million and $220.9 million, respectively.
Employee Stock Purchase Plan activity
There were 288,017 and 269,698 shares purchased under the ESPP for the three months ended March 31, 2018 and 2017 at an average price per share of $39.40 and $37.63, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2018:

Number of Shares
Share options outstanding	995,400
Restricted share units outstanding	2,974,995
Shares authorized for future issuance	927,634
ESPP shares available for future issuance	3,137,452
Total shares reserved for future issuance as of March 31, 2018	8,035,481

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Dividend yield	—%	—%
Expected volatility	37.2%	25.3%
Risk free interest rate	1.20%	0.91%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of goods sold	$411	$482
Research and development	8,174	8,690
Sales and marketing	3,599	3,338
General and administrative	2,790	2,258
Total share-based compensation expense	$14,974	$14,768
At March 31, 2018, there was $123.9 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.55 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive income/(loss) before reclassifications, net of taxes	(293)	(803)	(1,096)
Realized (gains)/losses reclassified from accumulated other comprehensive income	—	(535)	(535)
Net current-period other comprehensive income/(loss), net of taxes	(293)	(1,338)	(1,631)
Balance at March 31, 2018	$400	$(413)	$(13)

Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	73	5,680	5,753
Realized (gains)/losses reclassified from accumulated other comprehensive income	(4)	(1,436)	(1,440)
Net current-period other comprehensive income/(loss), net of taxes	69	4,244	4,313
Balance at March 31, 2017	$(167)	$3,552	$3,385
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(535)	$(1,436)	Cost of revenues and Operating expenses:
	(26)	(84)	Cost of revenues
	(64)	(115)	General and administrative
	(47)	(145)	Sales and marketing
	(398)	(1,092)	Research and development
Realized (gains)/losses on available-for-sale securities	—	(4)	Other income, net
Total reclassifications for the period	$(535)	$(1,440)	Total

NOTE 11—INCOME TAXES:
As of March 31, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $46.0 million and $45.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $1.8 million at March 31, 2018 and $1.6 million at December 31, 2017.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the three months ended March 31, 2018, the Company released $26.7 million of valuation allowance against the deferred tax assets primarily related to net operating losses carryforwards ("NOLs") and tax credit carryforwards related to its U.S. subsidiaries. After the discontinuation of the Company’s 1550nm silicon photonics development activities in the first quarter of fiscal 2018, the U.S. subsidiaries will have sufficient taxable income in the future to utilize the deferred tax assets before they expire.
As of March 31, 2018, the Company's U.S. subsidiaries had federal and state NOLs of approximately $86.1 million and $74.4 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $12.9 million and $4.5 million, respectively. The U.S. NOLs for federal tax purposes will expire from 2024 to 2027, and the U.S. NOLs for state tax purposes will expire from 2018 to 2037.
On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, an elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a limitation on the tax deductibility of interest expense, and a change in rules related to uses and limitations of NOLs created in tax years beginning after December 31, 2017.
The lower corporate income tax rate required the Company to remeasure its U.S. deferred tax assets and liabilities as of December 31, 2017 as well as reassess the realizability of its deferred tax assets and liabilities. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which allowed the Company to record provisional amounts during a measurement period.
The Company has concluded that a reasonable estimate could be developed for the effects of the tax reform, and recorded a provisional decrease to deferred tax assets of $3.2 million and corresponding decrease to the valuation allowance as of December 31, 2017. However, due to the fundamental changes of the tax law, the accounting complexity, and the expected ongoing guidance and accounting interpretations during the measurement period, the Company considers the accounting for the deferred tax remeasurement and other items to be incomplete. These effects have been included in the consolidated financial statements for the year ended December 31, 2017 as provisional amounts.
During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. No adjustments to the provisional amounts were recorded during the three months ended March 31, 2018.
The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
As of March 31, 2018, the 2014 through 2017 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of March 31, 2018, the 2013 through 2017 tax years are open and may be subject to potential examinations in Denmark and Israel. As of March 31, 2018, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2013 to 2015.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $4.7 million for the three months ended March 31, 2018, increasing diluted earnings per share by approximately $0.09 in the three months ended March 31, 2018.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

statuses (i.e. from fiscal year 2022 onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12.0%.
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (230.6)% and 11.8% for the three months ended March 31, 2018 and 2017, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the three months ended March 31, 2018 resulted primarily from the release of valuation allowance against the deferred tax assets related to U.S. subsidiaries, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
At March 31, 2018, the Company maintained a valuation allowance against deferred tax assets of one of its subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at March 31, 2018, that these deferred tax assets are not more-likely-than-not to be realized.

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest income and gains on short-term investments, net	$967	$878
Foreign exchange loss, net	(182)	(162)
Other	(147)	(33)
Other income, net	$638	$683

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the Term Debt at March 31, 2018:

(in thousands)
Term Debt, principal amount	$35,000
Less unamortized debt issuance costs	668
Term Debt, principal net of unamortized debt issuance costs	$34,332
Effective interest rate	3.84%
During the three months ended March 31, 2018 the Company paid $39.0 million of principal. At March 31, 2018, future contractual principal payments on the Company's Term Debt is summarized as follows:

(in thousands)
2018 (remainder of year)	$—
2019	35,000
$35,000
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
The Term Debt contains a number of covenants and restrictions that among other things, and subject to certain agreed upon exceptions, require the Company and its subsidiaries to satisfy certain financial covenants and restricts the ability of the Company and its subsidiaries to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, prepay, redeem or purchase subordinated debt and amend or otherwise alter debt agreements, in each case, subject to certain agreed upon exceptions. A failure to comply with these covenants could permit the lenders under the Term Debt to declare all amounts borrowed under the Term Debt, together with accrued interest and fees, to be immediately due and payable. At March 31, 2018, the Company was in compliance with the covenants for the Term Debt.
See Note 15 for more details about the subsequent payment of the Term Debt.

NOTE 14—RESTRUCTURING CHARGES:
In connection with the discontinuation of its 1550nm silicon photonics development activities, the Company initiated a restructuring plan to wind down the business operations related to these activities, which primarily included terminating employees, exiting contracts with vendors, selling assets, and exiting facilities.
During the three months ended March 31, 2018, the Company recorded employee separation and severance costs of $3.4 million. The Company has completed the employee termination activities, and does not expect additional costs related to employee terminations in future periods.
During the three months ended March 31, 2018, the Company recorded contract exit costs with vendors of $3.2 million. The Company expects to record up to $0.5 million of exit costs in the second quarter of 2018.
During the three months ended March 31, 2018, the Company recorded a loss on disposal of assets of $1.0 million. The Company expects to record up to $0.5 million of losses on the disposal of assets in the second quarter of 2018.
As of March 31, 2018, the Company is still using the facilities related to the discontinued activities and therefore has not recorded any related restructuring charges. The Company expects to record up to $0.5 million of facility related charges in the second quarter of 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 15—SUBSEQUENT EVENTS:
In April 2018, the Company entered into a settlement agreement with the NATI. As part of the settlement, the Company agreed to pay approximately $9.3 million to eliminate its future contingent royalty obligation of $36.4 million to the NATI, which primarily related to products that the Company is no longer developing. The settlement costs will be included in the statement of operations in the second quarter of 2018.
On April 30, 2018, the Company paid off all outstanding principal and interest related to the Term Debt.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2018 and results of operations for the three months ending March 31, 2018 and 2017 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2017. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

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
We are a leader in high performance Ethernet interconnects, including adapters, switches, and optical and copper cables and transceivers. We have gained significant market share in the 25Gb/s and greater market segment and are the leading provider of adapters at these speeds. We work closely with key cloud, web 2.0, server, storage, machine learning and telco customers to develop hardware and software that accelerate workloads and make data centers more efficient. This deep engagement with our customers enables us to deliver unique acceleration capabilities and thereby differentiate our products from our competitors. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 25/40/50 or 100Gb/s.
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. We are the leader in the HPC market and provide the most efficient, highest bandwidth, and lowest latency end to end interconnect solutions for scientific and data intensive applications.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended March 31, 2018 were $251.0 million compared to $188.7 million for the three months ended March 31, 2017, representing an increase of $62.3 million, or approximately 33.0%. Our revenues for the three months ended March 31, 2018 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, Big Data, machine learning, telecommunications, enterprise data center, financial services and storage markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 57.0% and 54.1% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. Sales to customers representing 10% or more of revenues accounted for 27.4% and 26.0% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
See our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, for a discussion of critical accounting policies and estimates. Other than the adoption of the new revenue standards as discussed in Notes 1 and 2 of the financial statements, there have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2017.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Total revenues	100%	100%
Cost of revenues	35	34
Gross profit	65	66
Operating expenses:
Research and development	34	47
Sales and marketing	16	19
General and administrative	7	7
Restructuring charges	3	—
Total operating expenses	60	73
Income (loss) from operations	5	(7)
Interest expense	—	(1)
Other income, net	—	—
Interest and other, net	—	(1)
Income (loss) before taxes on income	5	(8)
Benefit from taxes on income	(10)	(1)
Net income (loss)	15%	(7)%
Comparison of the Three Months Ended March 31, 2018 to the Three Months Ended March 31, 2017
The following tables represent our total revenues for the three months ended March 31, 2018 and 2017 by product type and interconnect protocol:

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
ICs	$28,587	11.4%	$42,422	22.5%
Boards	118,051	47.0%	64,292	34.1%
Switch systems	55,647	22.2%	47,146	25.0%
Cables, accessories and other	48,715	19.4%	34,791	18.4%
Total Revenue	$251,000	100.0%	$188,651	100.0%

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$55,946	22.3%	$39,623	21.0%
FDR	41,748	16.6%	49,829	26.4%
QDR/DDR/SDR	5,444	2.2%	7,533	4.0%
Total	103,138	41.1%	96,985	51.4%
Ethernet	136,948	54.6%	80,477	42.7%
Other	10,914	4.3%	11,189	5.9%
Total revenue	$251,000	100.0%	$188,651	100.0%
Revenues. Revenues were $251.0 million for the three months ended March 31, 2018, compared to $188.7 million for the three months ended March 31, 2017, representing an increase of $62.3 million, or approximately 33.0%. Year-over-year InfiniBand revenue increased by $6.2 million, mainly due to strong HPC business, along with increased artificial intelligence deployments. Ethernet product sales increased by $56.5 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended March 31, 2018 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $162.0 million for the three months ended March 31, 2018, compared to $124.2 million for the three months ended March 31, 2017, representing an increase of $37.8 million, or approximately 30.4%. Gross margin decreased to 64.5% in the three months ended March 31, 2018 from approximately 65.8% in the three months ended March 31, 2017. The decrease in gross margin was primarily due to the change in product mix. Gross margin for the three months ended March 31, 2018 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$52,538	20.9%	$45,981	24.4%
Share-based compensation	8,174	3.3%	8,690	4.6%
Development and tape-out costs	4,679	1.9%	13,064	6.9%
Other	21,035	8.3%	20,756	11.0%
Total Research and development	$86,426	34.4%	$88,491	46.9%
Research and development expenses were $86.4 million for the three months ended March 31, 2018, compared to $88.5 million for the three months ended March 31, 2017, representing a decrease of $2.1 million, or approximately 2.3%. The increase in salaries and benefits expenses was primarily attributable to headcount additions and merit increases, partially offset by a decrease due to the discontinuation of our 1550nm silicon photonics development activities. The decrease in development and tape-out costs was primarily due to lower tape-out costs during the three months ended March 31, 2018 and the discontinuation of our 1550nm silicon photonics development activities.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$25,011	10.0%	$21,015	11.1%
Share-based compensation	3,599	1.4%	3,338	1.8%
Trade shows and promotions	4,626	1.8%	5,511	2.9%
Other	6,258	2.5%	5,893	3.0%
Total Sales and marketing	$39,494	15.7%	$35,757	18.8%
Sales and marketing expenses were $39.5 million for the three months ended March 31, 2018, compared to $35.8 million for the three months ended March 31, 2017, representing an increase of $3.7 million, or approximately 10.5%. The increase in salaries and benefits expenses was primarily related to headcount additions and merit increases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,880	2.3%	$5,296	2.8%
Share-based compensation	2,790	1.1%	2,258	1.2%
Professional services	5,841	2.3%	3,311	1.8%
Other	2,005	0.9%	1,654	0.8%
Total General and administrative	$16,516	6.6%	$12,519	6.6%
General and administrative expenses were $16.5 million for the three months ended March 31, 2018, compared to $12.5 million for the three months ended March 31, 2017, representing an increase of $4.0 million, or approximately 31.9%. The increase in professional services was primarily related to proxy-related expenses during the three months ended March 31, 2018 in connection with our upcoming 2018 extraordinary general meeting and 2018 annual general meeting.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cost of goods sold	$411	$482
Research and development	8,174	8,690
Sales and marketing	3,599	3,338
General and administrative	2,790	2,258
	$14,974	$14,768
Share-based compensation expense was $15.0 million for the three months ended March 31, 2018, compared to $14.8 million for the three months ended March 31, 2017, representing an increase of $0.2 million, or approximately 1.4%.
Restructuring charges for the three months ended March 31, 2018 primarily consisted of employee termination and severance costs of $3.4 million, contract exit costs with vendors of $3.2 million, and loss on disposal of assets of $1.0 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the three months ended March 31, 2018 was an expense of $0.5 million as compared to an expense of $1.3 million for the three months ended March 31, 2017. The change was primarily attributable to a decrease in interest expense of $0.8 million associated with the Term Debt.
Benefit from Taxes on Income. Our benefit from taxes on income was $26.4 million for the three months ended March 31, 2018 as compared to benefit from taxes on income of $1.6 million for the three months ended March 31, 2017.
Our effective tax rate was (230.6)% and 11.8% for three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, the difference between the (230.6)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the release of a valuation allowance of $26.7 million against the deferred tax assets related to our U.S. subsidiaries, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
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
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of March 31, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $90.6 million and short-term investments of $195.7 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and financed it with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. During the three months ended March 31, 2018, we paid $39.0 million of principal. At March 31, 2018, the total amount of future payments related to the Term Debt was estimated at $36.1 million. After taking into consideration our operating expenses and increases in capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and cash flows from operating and financing activities will be sufficient to fund our operations and our short-term liquidity requirements arising from the Term Debt.
We are an Israeli company and as of March 31, 2018, our subsidiaries outside of Israel held approximately $20.1 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$90,578	$62,473
Short-term investments	195,726	211,281
Total	$286,304	$273,754
Working capital	$287,933	$310,286
Our ratio of current assets to current liabilities was 2.3:1 and 2.6:1 at March 31, 2018 and December 31, 2017, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $55.4 million in the three months ended March 31, 2018. The adjustments from net income of $37.8 million to net cash provided by operating activities mainly included net non-cash items of $14.7 million and changes in assets and liabilities of $3.7 million, partially offset by a gain on investments of $0.9 million. Non-cash items consisted primarily of $26.4 million of depreciation and amortization, and $15.0 million of share-based compensation, partially offset by the increase in deferred tax assets of $26.8 million primarily due to the release of a valuation allowance. The $3.7 million cash inflow from changes in assets and liabilities is attributed to a decrease in accounts receivable of $11.3 million primarily due to timing of invoicing and collections and an increase in accounts payable of $3.9 million primarily due to timing of payments, partially offset by an increase in inventory of $5.7 million, a decrease of $4.5 million in accrued liabilities and other liabilities, and an increase in prepaid expenses and other assets of $1.3 million.
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

Investing Activities
Net cash used in investing activities was $0.2 million in the three months ended March 31, 2018. Cash used in investing activities was primarily attributable to $7.2 million for purchases of property and equipment, $6.3 million for purchases of intangible assets, and $2.5 million for purchases of investments in private companies, offset by the net sales of short-term investments of $16.1 million.
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
Financing Activities
Net cash used in financing activities was $27.1 million in the three months ended March 31, 2018. Cash used in financing activities was primarily due to $39.0 million of principal payments on the Term Debt and $2.2 million of payments on intangible asset financings. These were partially offset by $14.1 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Net cash used in financing activities was $10.8 million in the three months ended March 31, 2017. Cash used in financing activities was primarily due to $20.0 million of principal payments on the Term Debt and $2.5 million of payments on intangible asset obligations. These were partially offset by $11.7 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments	Term Debt including interest
	(in thousands)
2018 (remainder of the year)	$229,873	$16,328	$212,618	$927
2019	64,600	17,514	11,918	35,168
2020	16,688	14,683	2,005	—
2021	13,416	12,880	536	—
2022	10,292	9,756	536	—
Thereafter	60,021	60,021	—	—
Total	$394,890	$131,182	$227,613	$36,095
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
Term Debt including interest. The Term Debt commitment represents principal and interest payable. For additional information about the Term Debt, see Note 13 "Term Debt" and Note 15 "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements.
Other Commitments
We also have contingent commitments primarily related to a facility lease agreement based on the achievement of certain agreed-upon milestones, and royalty payment contingencies based on revenue we may generate from the sales of certain products, the know-how of which was funded by Israeli government grants. For additional information about other commitments, see Note 8 "Commitments and Contingencies" and Note 15 "Subsequent Events" in the notes to the unaudited condensed consolidated financial statements.

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
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash and cash equivalents, time deposits, money market funds and interest bearing investments in government debt securities, commercial paper, municipal bonds and corporate bonds with an average maturity of 8.0 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 1% change in interest rates would have a $1.2 million effect on the fair market value of our portfolio.
Term Debt. At March 31, 2018, we had $35.0 million in principal of variable-interest rate Term Debt outstanding. A hypothetical 1.0% increase in the applicable interest rate would increase the interest expense on our outstanding debt by $0.4 million for the following 12 months.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.1 million at March 31, 2018. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending March 31, 2018, approximately $22.8 million of our monthly expenses were denominated in NIS. As of March 31, 2018, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 226.6 million NIS, or approximately $64.5 million based upon the exchange rate on that day. In addition, as of March 31, 2018, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 140.0 million NIS, or approximately $39.8 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
We adopted the new revenue standard, ASC606-10, on January 1, 2018. As a result, we made the following significant modifications to our internal controls:
•Updated our revenue recognition policy and procedures to address the new revenue recognition standard.
•Enhanced processes and controls to address the new revenue disclosures and the allowance for distributor price adjustments.
Other than the items described above, there were no changes during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As a result of the acquisition of EZchip and the related Term Debt, we have become leveraged. As of March 31, 2018, we had $35.0 million outstanding principal under the Term Debt. Our indebtedness could have more important consequences, including:

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

•	the diversion of management's attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions;

•	possible disruption to the continued expansion of our product lines;

•	potential changes in our customer base and changes to the total available market for our products;

•	reduced demand for our products;

•	potential difficulties in completing projects associated with in-process research and development intangibles;

•	the use of a substantial portion of our cash resources and incurrence of significant amounts of debt;

•	significantly increase our interest expense, leverage and debt service requirements as a result of incurring debt;

•	the impact of any such acquisition on our financial results;

•	internal controls may become more complex and may require significantly more resources to ensure they remain effective;

•	negative customer reaction to any such acquisition; and

•	assuming the liabilities of the acquired company.
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
A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2018, sales to HPE accounted for 17.0% and sales to Dell accounted for 10.4% of our total revenues. Sales to our top ten customers represented 57.0% and 54.1% of our total revenues for the three months ended March 31, 2018 and 2017, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Our business is dependent on us winning competitive bid selection processes, known as "design wins," to develop semiconductors for use in our customers' products. These selection processes are typically lengthy and can require us to incur significant design and development expenditures and to dedicate scarce engineering resources in pursuit of a single customer opportunity. We may not win the competitive selection process and may never generate any revenue despite incurring such expenditures.
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
Questions of infringement in the markets we serve involve highly technical and subjective analysis. We are involved in intellectual property litigation today and litigation may be necessary in the future to enforce any patents we may receive and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity, and we may not prevail in any such future litigation. Litigation, whether or not determined in our favor or settled, could be costly, could harm our reputation and could divert the efforts and attention of our management and technical personnel from normal business operations. In addition, adverse determinations in litigation could result in the loss of our proprietary rights, subject us to significant liabilities, and require us to seek licenses from third parties or prevent us from licensing our technology or selling our products, any of which could seriously harm our business.
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
Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market's perception of us. Competition for qualified engineers in the markets in which we operate is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and CEO and other senior executives. We do not have long-term employment contracts with our president and CEO, CFO or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. On May 4, 2018, Jacob Shulman, stepped down as our CFO, following the announcement of his resignation on February 21, 2018. We are actively searching for a new CFO. If there is a significant delay in the hiring or the transition of a new CFO, there could be an adverse impact on our business, financial condition and results of operations.
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
We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end customers. We allow limited price adjustments on sales to distributors. Prior to January 1, 2018, we recognized revenues for sales to distributors upon sell through by the distributors, net of estimated allowances for price adjustments. Upon the adoption of the new revenue standards effective January 1, 2018, we began recognizing revenue on sales to distributors upon shipment and transfer of control (known as "sell-in" revenue recognition), net of the estimated allowances for price adjustments. We have extended these programs to certain distributors in the United States, Asia and Europe and may extend them on a selective basis to some of our other distributors in these geographies. The allowances for distributor price adjustments are based on judgments and estimates, using historical experience rates, inventory levels in distribution, current trends and other factors, and there could be material differences between actual amounts and our estimates.
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
Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct ("EICC") or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers' codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of March 31, 2018, we had recorded $691.2 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. See Note 11 to our condensed consolidated financial statements for more details about the U.S. tax reform and its effects.
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
We prepare our financial statements to conform to GAAP in the United States. These accounting principles are subject to interpretation by the FASB, the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
We are also subject to regulations concerning the supply of certain minerals coming from the conflict zones in and around the Democratic Republic of Congo ("DRC"). The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the DRC and adjoining countries and procedures regarding a manufacturer's efforts to identify sourcing of such conflict minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices.
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
We derived 61.6% and 61.2% of our revenues in the three months ended March 31, 2018 and 2017, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The Israeli Companies Law, 1999 (the "Companies Law") generally requires that a merger be approved by the board of directors and by the general meeting of the shareholders. Upon the request of any creditor of a merging company, a court may delay or prevent the merger if it concludes that there is a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy its obligations. In addition, a merger may generally not be completed unless at least (i) 50 days have passed since the filing of the merger proposal with the Israeli Registrar of Companies and (ii) 30 days have passed since the merger was approved by the shareholders of each of the merging companies.
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
The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
The United Kingdom ("U.K.") held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("Brexit"). In March 2017, the U.K. began the process to exit the European Union. Negotiations are in progress to determine the future terms of the U.K.'s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union. The effects of Brexit will depend on any agreements the U.K. reaches to retain access to European Union markets either during a transitional period or more permanently. In addition, the exit of the U.K from the European Union could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which European Union treaties, laws and regulations to replace or replicate, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.

The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
According to the Encouragement Law, the Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status by the Israeli Income Tax Authority. The Company is eligible for tax benefits under the Encouragement Law with respect to its income derived from its Approved and Beneficiary Enterprises. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
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
We have received grants from the NATI, formerly known as the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with NATI grants, we are subject to restrictions on the transfer of the know-how outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the NATI which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment to NATI of a transfer fee or license fees, calculated according to the formula provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the NATI, requires us to obtain the approval of the NATI and may result in increased amounts to be paid to the NATI as well as in increased royalty rate. Transfer of know-how to another Israeli entity requires the approval of NATI as well as full or partial assumption of the liabilities to NATI by the other entity. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the NATI. We cannot be certain that any approval of the NATI will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with NATI funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the NATI. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the NATI, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability.
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
As of March 31, 2018, based on information filed with the SEC or reported to us, Starboard Value LP beneficially owned an aggregate of approximately 10.5% of our outstanding ordinary shares and Capital Research Global Investors beneficially owned an aggregate of approximately 7.3% of our outstanding ordinary shares. These shareholders and any other shareholders acquiring beneficial ownership of a significant amount of our outstanding ordinary shares may have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

Date:	May 4, 2018	Mellanox Technologies, Ltd.

/s/ Jacob Shulman
Jacob Shulman
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)