Form 10-Q
period 2018-06-30
Mellanox Technologies, Ltd.
filed 2018-08-03
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2018
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of July 27, 2018, was 52,970,258.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$63,422	$62,473
Short-term investments	219,225	211,281
Accounts receivable, net	155,664	154,213
Inventories	94,484	64,657
Other current assets	12,007	14,295
Total current assets	544,802	506,919
Property and equipment, net	106,746	109,919
Severance assets	17,111	18,302
Intangible assets, net	208,450	228,195
Goodwill	473,916	472,437
Deferred taxes and other long-term assets	98,744	66,162
Total assets	$1,449,769	$1,401,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$71,137	$59,090
Accrued liabilities	124,792	114,058
Deferred revenue	20,719	23,485
Total current liabilities	216,648	196,633
Accrued severance	21,464	23,205
Deferred revenue	17,791	17,820
Term debt	—	72,761
Other long-term liabilities	32,117	34,067
Total liabilities	288,020	344,486
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 52,931 and 51,488 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	229	221
Additional paid-in capital	923,202	873,979
Accumulated other comprehensive income (loss)	(2,182)	1,618
Retained earnings	240,500	181,630
Total shareholders’ equity	1,161,749	1,057,448
Total liabilities and shareholders' equity	$1,449,769	$1,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Total revenues	$268,462	$211,962	$519,462	$400,613
Cost of revenues	103,668	73,427	192,666	137,877
Gross profit	164,794	138,535	326,796	262,736
Operating expenses:
Research and development	87,152	92,348	173,578	180,839
Sales and marketing	35,673	38,110	75,167	73,867
General and administrative	23,635	12,476	40,151	24,995
Restructuring charges	1,774	—	9,361	—
Total operating expenses	148,234	142,934	298,257	279,701
Income (loss) from operations	16,560	(4,399)	28,539	(16,965)
Interest expense	(871)	(1,996)	(2,042)	(3,989)
Other income, net	533	827	1,171	1,510
Interest and other, net	(338)	(1,169)	(871)	(2,479)
Income (loss) before taxes on income	16,222	(5,568)	27,668	(19,444)
Provision for (benefit from) taxes on income	(304)	2,423	(26,701)	791
Net income (loss)	$16,526	$(7,991)	$54,369	$(20,235)
Net income (loss) per share — basic	$0.31	$(0.16)	$1.04	$(0.41)
Net income (loss) per share — diluted	$0.30	$(0.16)	$1.00	$(0.41)
Shares used in computing net income (loss) per share:
Basic	52,615	50,056	52,219	49,698
Diluted	54,466	50,056	54,149	49,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$16,526	$(7,991)	$54,369	$(20,235)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	213	(47)	(80)	22
Change in unrealized gains (losses) on derivative contracts, net of tax	(2,382)	498	(3,720)	4,742
Other comprehensive income (loss), net of tax	(2,169)	451	(3,800)	4,764
Total comprehensive income (loss), net of tax	$14,357	$(7,540)	$50,569	$(15,471)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$54,369	$(20,235)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,674	50,814
Deferred income taxes	(28,085)	(704)
Share-based compensation	29,890	32,433
Gain on investments, net	(1,828)	(1,701)
Impairment and loss on disposal of property and equipment	1,567	—
Changes in assets and liabilities:
Accounts receivable	(1,451)	(7,780)
Inventories	(30,598)	(7,679)
Prepaid expenses and other assets	718	(2,667)
Accounts payable	12,530	48
Accrued liabilities and other liabilities	12,334	(1,141)
Net cash provided by operating activities	102,120	41,388

Cash flows from investing activities:
Purchase of severance-related insurance policies	(612)	(651)
Purchase of short-term investments	(82,486)	(69,110)
Proceeds from sales of short-term investments	13,893	74,359
Proceeds from maturities of short-term investments	62,396	13,590
Proceeds from sales of property and equipment	3,239	—
Purchase of property and equipment	(20,078)	(27,120)
Purchase of intangible assets	(6,383)	(1,647)
Purchase of investments in private companies	(6,000)	(11,000)
Acquisition, net of cash acquired	(7,129)	—
Net cash used in investing activities	(43,160)	(21,579)

Cash flows from financing activities:
Principal payments on term debt	(74,000)	(30,000)
Payments on capital lease and intangible asset financings	(3,446)	(3,263)
Proceeds from issuances of ordinary shares through employee equity incentive plans	19,341	12,396
Net cash used in financing activities	(58,105)	(20,867)

Net increase (decrease) in cash, cash equivalents, and restricted cash	855	(1,058)
Cash, cash equivalents, and restricted cash at beginning of period	70,498	56,780
Cash, cash equivalents, and restricted cash at end of period	$71,353	$55,722

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$800	$3,877
Unpaid additions to property and equipment	$609	$6,003
Transfer from inventory to property and equipment	$771	$1,241

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018. The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restricted cash
The Company maintains certain cash amounts that are restricted as to withdrawal or use over the long-term. The cash is securing bank guarantees primarily issued against long-term tenancy agreements. The long-term restricted cash balance of $7.9 million was reported in other long-term assets on the balance sheet as of June 30, 2018, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the six months ended June 30, 2018. There was no restricted cash as of June 30, 2017. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	June 30,
	2018	2017
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$63,422	$55,722
Restricted cash in other long-term assets, as reported on the balance sheets	7,931	—
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$71,353	$55,722
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Dell Technologies Inc. ("Dell")	14%	11%	12%	12%
Hewlett Packard Enterprise ("HPE")	13%	14%	15%	13%
IBM	*	15%	*	*
____________________
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable:

	June 30, 2018	December 31, 2017
HPE	16%	13%
____________________

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Product warranty
The following table provides changes in the product warranty accrual for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Balance, beginning of the period	$889	$1,474
New warranties issued during the period	856	756
Reversal of warranty reserves	—	(350)
Settlements during the period	(784)	(745)
Balance, end of the period	961	1,135
Less: long-term portion of product warranty liability	(173)	(180)
Current portion, end of the period	$788	$955
Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income (loss)	$16,526	$(7,991)	$54,369	$(20,235)
Basic and diluted shares:
Weighted average ordinary shares outstanding	52,615	50,056	52,219	49,698
Effect of dilutive shares	1,851	—	1,930	—
Shares used to compute diluted net income (loss) per share	54,466	50,056	54,149	49,698
Net income (loss) per share — basic	$0.31	$(0.16)	$1.04	$(0.41)
Net income (loss) per share — diluted	$0.30	$(0.16)	$1.00	$(0.41)
The Company excluded 0.2 million potentially dilutive share options and restricted share units ("RSUs") from the computation of diluted net income per share for both the three and six months ended June 30, 2018, and 5.5 million outstanding share options and RSUs from the computation of diluted net loss per share for both the three and six months ended June 30, 2017, because including them would have had an anti-dilutive effect.
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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amended various aspects of the recognition, measurement, presentation, and disclosure of financial instruments, and became effective for the Company beginning January

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

1, 2018. One aspect that may have a material impact on the Company's consolidated financial statements relates to the measurement of its equity investments in privately-held companies whose fair values are not readily determinable. With the election to use the measurement alternative (as opposed to fair value), the Company measures these equity investments at cost, less impairments, adjusted by observable price changes. No gain or loss was recorded in the six months ended June 30, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.
Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company expects that the adoption of the standard will have a material impact on its consolidated balance sheets due to the recognition of the right-of-use assets and lease liabilities related to the Company's operating leases. The standard is not expected to have a material impact on the Company's results of operations or cash flows. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

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
The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606-10 were as follows:

	December 31, 2017	Adjustments	January 1, 2018
	(in thousands)
Deferred revenue, short term	$23,485	$(4,501)	$18,984
Retained earnings	$181,630	$4,501	$186,131
In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated balance sheet as of June 30, 2018 was as follows:

	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands)
Condensed Consolidated Balance Sheet
Deferred revenue, short term	$20,719	$10,900	$31,619
Retained earnings	$240,500	$(10,900)	$229,600
In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated statement of operations and cash flows was as follows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended June 30, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations
Total revenues	$268,462	$(2,280)	$266,182
Cost of revenues	103,668	(100)	103,568
Net income	$16,526	$(2,180)	$14,346
Earnings per share
Basic	$0.31	$(0.04)	$0.27
Diluted	$0.30	$(0.04)	$0.26

	Six Months Ended June 30, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations
Total revenues	$519,462	$(9,099)	$510,363
Cost of revenues	192,666	(2,700)	189,966
Net income	$54,369	$(6,399)	$47,970
Earnings per share
Basic	$1.04	$(0.12)	$0.92
Diluted	$1.00	$(0.12)	$0.88

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$54,369	$(6,399)	$47,970
Accrued liabilities and other liabilities	$12,334	$6,399	$18,733
Revenues by geographic region are as follows (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
United States	$101,396	$80,703	$197,656	$159,567
China	54,181	31,990	110,395	65,191
Europe	41,454	38,828	77,450	85,233
Other Americas	33,112	31,358	60,852	42,248
Other Asia	38,319	29,083	73,109	48,374
Total revenue	$268,462	$211,962	$519,462	$400,613

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following tables represent our total revenues for the three months ended June 30, 2018 and 2017 by product type and interconnect protocol (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
ICs	$28,934	$34,063	$57,521	$76,485
Boards	136,708	80,425	254,759	144,717
Switch systems	57,074	56,189	112,721	103,335
Cables, accessories and other	45,746	41,285	94,461	76,076
Total revenue	$268,462	$211,962	$519,462	$400,613

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
InfiniBand:
EDR	$59,319	$59,436	$115,265	$99,059
FDR	35,649	42,978	77,397	92,807
QDR/DDR/SDR	7,143	5,697	12,587	13,230
Total	102,111	108,111	205,249	205,096
Ethernet	157,470	87,023	294,418	167,500
Other	8,881	16,828	19,795	28,017
Total revenue	$268,462	$211,962	$519,462	$400,613
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
The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2018:

(in thousands)
Balance, beginning of the period	$36,804
New performance obligations	14,578
Reclassification to revenue as a result of satisfying performance obligations	(12,872)
Balance, end of the period	38,510
Less: long-term portion of deferred revenue	17,791
Current portion, end of the period	$20,719
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	June 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$156,296	$154,845
Less: allowance for doubtful accounts	(632)	(632)
	$155,664	$154,213
Inventories:
Raw materials	$13,560	$12,656
Work-in-process	42,253	22,769
Finished goods	38,671	29,232
	$94,484	$64,657
Other current assets:
Prepaid expenses	$5,588	$7,518
Derivative contracts receivable	—	982
VAT receivable	3,394	2,259
Other	3,025	3,536
	$12,007	$14,295
Property and equipment, net:
Computer, equipment, and software	$173,070	$164,707
Furniture and fixtures	2,882	3,198
Leasehold improvements	49,605	47,262
	225,557	215,167
Less: Accumulated depreciation and amortization	(118,811)	(105,248)
	$106,746	$109,919
Deferred taxes and other long-term assets:
Equity investments in private companies	$35,255	$29,255
Deferred taxes	52,648	24,563
Long-term restricted cash	7,931	8,025
Other assets	2,910	4,319
	$98,744	$66,162
Accrued liabilities:
Payroll and related expenses	$64,859	$71,868
Accrued expenses	43,694	31,951
Derivative contracts payable	2,756	17
Product warranty liability	788	706
Other	12,695	9,516
	$124,792	$114,058
Other long-term liabilities:
Income tax payable	$24,971	$24,425
Deferred rent	2,528	2,220
Other	4,618	7,422
	$32,117	$34,067

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of June 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,646	$—	$1,646
Certificates of deposit	—	54,444	54,444
U.S. Government and agency securities	—	37,477	37,477
Commercial paper	—	33,227	33,227
Corporate bonds	—	67,014	67,014
Municipal bonds	—	12,045	12,045
Foreign government bonds	—	15,018	15,018
	1,646	219,225	220,871
Long-term restricted cash	—	7,931	7,931
Total financial assets	$1,646	$227,156	$228,802
Derivative contracts	—	2,756	2,756
Total financial liabilities	$—	$2,756	$2,756

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
There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2018 and 2017.

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$61,776	$—	$—	$61,776
Money market funds	1,646	—	—	1,646
Certificates of deposit	54,514	—	(70)	54,444
U.S. Government and agency securities	37,609	—	(132)	37,477
Commercial paper	33,254	16	(43)	33,227
Corporate bonds	67,384	—	(370)	67,014
Municipal bonds	12,090	—	(45)	12,045
Foreign government bonds	15,064	—	(46)	15,018
Total	283,337	16	(706)	282,647
Less amounts classified as cash and cash equivalents	(63,422)	—	—	(63,422)
Short-term investments	$219,915	$16	$(706)	$219,225

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$60,616	$—	$—	$60,616
Money market funds	1,857	—	—	1,857
Certificates of deposit	58,039	—	(36)	58,003
U.S. Government and agency securities	44,070	—	(198)	43,872
Commercial paper	27,073	1	(45)	27,029
Corporate bonds	54,673	—	(226)	54,447
Municipal bonds	15,227	—	(58)	15,169
Foreign government bonds	12,809	—	(48)	12,761
Total	274,364	1	(611)	273,754
Less amounts classified as cash and cash equivalents	(62,473)	—	—	(62,473)
Short-term investments	$211,891	$1	$(611)	$211,281
Interest income and gains on short-term investments, net were $1.0 million for both the three months ended June 30, 2018 and 2017. Interest income and gains on short-term investments, net were $1.9 million and $1.8 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were $0.1 million. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").
The contractual maturities of short-term investments at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$199,635	$199,107	$148,232	$147,921
Due in one to three years	20,280	20,118	63,659	63,360
	$219,915	$219,225	$211,891	$211,281
Equity investments in privately-held companies:
As of June 30, 2018 and December 31, 2017, the Company held a total of $35.3 million and $29.3 million, respectively, in equity investments in privately-held companies. No gain or loss was recorded during the six months ended June 30, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Balance as of December 31, 2017	$472,437
Acquisitions	1,479
Balance as of June 30, 2018	$473,916
The carrying amounts of intangible assets as of June 30, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$47,590	$(23,039)	$24,551	1-8
Developed technology	285,443	(144,417)	141,026	4-7
Customer relationships	69,776	(28,113)	41,663	4-9
Trade names	5,600	(4,390)	1,210	3
Total intangible assets	$408,409	$(199,959)	$208,450
The carrying amounts of intangible assets as of December 31, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$40,407	$(16,478)	$23,929	1-8
Developed technology	279,543	(122,414)	157,129	4-7
Customer relationships	69,776	(24,783)	44,993	4-9
Trade names	5,600	(3,456)	2,144	3
Total intangible assets	$395,326	$(167,131)	$228,195
Amortization expense of intangible assets totaled approximately $16.5 million and $15.1 million for the three months ended June 30, 2018 and 2017, respectively. Amortization expense of intangible assets totaled approximately $32.8 million and $30.1 million for the six months ended June 30, 2018 and 2017, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2018 (remainder of the year)	$34,378
2019	61,167
2020	52,049
2021	32,514
2022	11,946
Thereafter	16,396
Total	$208,450

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

instruments as either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at June 30, 2018 and December 31, 2017 were as follows:

	Accrued liabilities	Other current assets	Accrued liabilities
	June 30, 2018	December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$2,741	$980	$—
Derivatives not designated as hedging instruments
Currency forward and option contracts	$15	$2	$17
Total derivatives	$2,756	$982	$17
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$100,384	$52,380
Derivatives not designated as hedging instruments
Currency forward and option contracts	$38,356	$47,015
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of June 30, 2018 and December 31, 2017 and their effect on OCI for the six months ended June 30, 2018:

(in thousands)
December 31, 2017	$925
Amount of loss recognized in OCI (effective portion)	(4,604)
Amount of loss reclassified from OCI to income (effective portion)	884
June 30, 2018	$(2,795)
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2018 and 2017 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating income	$(1,419)	$2,379	$—	$—
Other income (loss)	$—	$—	$(1,814)	$1,239

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2018 and 2017 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Operating income	$(884)	$3,815	$—	$—
Other income (loss)	$—	$—	$(2,704)	$3,305

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At June 30, 2018, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2018 (remainder of the year)	$10,926
2019	21,173
2020	17,944
2021	16,026
2022	12,598
Thereafter	75,966
Total minimum lease payments	$154,633

Purchase commitments

At June 30, 2018, the Company had the following non-cancelable purchase commitments:

(in thousands)
2018 (remainder of the year)	$211,373
2019	46,782
2020	2,084
2021	536
2022	261
Thereafter	—
$261,036

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement was contingent on the lessor's attainment of stated milestones in the lease agreement. The estimated total future lease obligation is approximately $30.3 million. As of June 30, 2018, substantially all of the contingencies have been resolved, and the future lease obligation has been included in the future minimum payments under non-cancelable operating leases as reported above.
Royalty-bearing grants
In April 2018, the Company entered into a settlement agreement with the Israeli Innovation Authority (the "IIA"), formerly known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "OCS"), which eliminated the future contingent royalty payment obligations of the Company (approximately $36.4 million at March 31, 2018) and the associated future interest payments. These obligations were related to the funding the Company received from the IIA prior to the date of the agreement under approved plans in accordance with the Israeli Law for Encouragement of Research, Development and Technological Innovation in Industry, 1984 and the regulations and rules of the IIA (the "R&D Law"). As part of the agreement, the Company paid approximately $9.3 million to the IIA and the expense was included in cost of revenues during the second quarter of 2018.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of June 30, 2018, the Company's unrecognized tax benefits totaled $45.8 million, out of which an amount of $23.7 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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

NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”), which constitutes a second amendment and restatement of

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the “2006 Plan”), as amended and restated by the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) as of March 14, 2016 (the “First Restated Plan”). The Second Restated Plan became effective on February 14, 2017. The Second Restated Plan increased the ordinary shares reserved for issuance under the First Restated Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First Restated Plan that expire, are cancelled or otherwise terminated after the effective date of the First Restated Plan. The Second Restated Plan also extended the term of the First Restated Plan to February 14, 2027. In addition, the Second Restated Plan implements additional amendments to reflect compensation and governance best practices.
On July 25, 2018, the Company's shareholders approved the Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006) (the “Third Restated Plan”). See Note 16 for further details.
Share option activity
Share option activity under the Company's equity incentive plans in the six months ended June 30, 2018 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,110,061	$38.35
Options exercised	(345,862)	$23.11
Options canceled	(11,062)	$99.89
Outstanding at June 30, 2018	753,137	$44.45
The total pretax intrinsic value of options exercised in the six months ended June 30, 2018 and 2017 was $19.4 million and $5.2 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $84.30 on June 29, 2018, the last trading day of the quarter ended June 30, 2018, the total pretax intrinsic value of options outstanding at June 30, 2018 was $32.6 million. The total pretax intrinsic value of options outstanding at December 31, 2017 was $35.5 million.
There were 751,471 and 1,107,712 options exercisable at June 30, 2018 and December 31, 2017, respectively. The total pretax intrinsic value of exercisable options at June 30, 2018 was $32.5 million. The total pretax intrinsic value of exercisable options at December 31, 2017 was $35.4 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the six months ended June 30, 2018 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2017	3,414,705	$48.45
Restricted share units granted	125,300	$70.32
Restricted share units vested	(809,234)	$47.71
Restricted share units canceled	(375,848)	$48.94
Non-vested restricted share units at June 30, 2018	2,354,923	$49.78
The weighted average fair value of RSUs granted in the six months ended June 30, 2018 and 2017 was $70.32 and $50.42, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The total intrinsic value of all outstanding RSUs as of June 30, 2018 and December 31, 2017 was $198.5 million and $220.9 million, respectively.
Employee Stock Purchase Plan activity
There were 288,017 and 269,698 shares purchased under the ESPP for the six months ended June 30, 2018 and 2017 at an average price per share of $39.40 and $37.63, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2018:

Number of Shares
Share options outstanding	753,137
Restricted share units outstanding	2,354,923
Shares authorized for future issuance	1,019,396
ESPP shares available for future issuance	3,137,452
Total shares reserved for future issuance as of June 30, 2018	7,264,908
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Dividend yield	—%	—%
Expected volatility	37.2%	25.3%
Risk free interest rate	1.20%	0.91%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$415	$575	$826	$1,057
Research and development	8,340	10,297	16,514	18,987
Sales and marketing	3,646	4,010	7,245	7,348
General and administrative	2,515	2,783	5,305	5,041
Total share-based compensation expense	$14,916	$17,665	$29,890	$32,433
At June 30, 2018, there was $106.1 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.44 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive income/(loss) before reclassifications, net of taxes	(81)	(4,604)	(4,685)
Realized (gains)/losses reclassified from accumulated other comprehensive income	1	884	885
Net current-period other comprehensive income/(loss), net of taxes	(80)	(3,720)	(3,800)
Balance at June 30, 2018	$613	$(2,795)	$(2,182)

Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	22	8,557	8,579
Realized (gains)/losses reclassified from accumulated other comprehensive income	—	(3,815)	(3,815)
Net current-period other comprehensive income/(loss), net of taxes	22	4,742	4,764
Balance at June 30, 2017	$(214)	$4,050	$3,836
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2018 and 2017:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$884	$(3,815)	Cost of revenues and Operating expenses:
	45	(220)	Cost of revenues
	78	(427)	General and administrative
	81	(372)	Sales and marketing
	680	(2,796)	Research and development
Realized (gains)/losses on available-for-sale securities	1	—	Other income, net
Total reclassifications for the period	$885	$(3,815)	Total

NOTE 11—INCOME TAXES:
As of June 30, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $45.8 million and $45.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.3 million at June 30, 2018 and $1.6 million at December 31, 2017.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the six months ended June 30, 2018, the Company released $26.3 million of valuation allowance against the deferred tax assets primarily related to net operating loss carryforwards ("NOLs") and tax credit carryforwards related to its U.S. subsidiaries. After the discontinuation of the Company’s 1550nm silicon photonics development activities in the first quarter of fiscal 2018, the U.S. subsidiaries will have sufficient taxable income in the future to utilize the deferred tax assets before they expire.
As of June 30, 2018, the Company's U.S. subsidiaries had federal and state NOLs of approximately $86.1 million and $74.4 million, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $12.9 million and $4.5 million, respectively. The U.S. NOLs for federal tax purposes will expire from 2024 to 2027, and the U.S. NOLs for state tax purposes will expire from 2018 to 2037. The research and development tax credit carryforwards will expire from 2025 to 2039.
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
During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. No adjustments to the provisional amounts were recorded during the six months ended June 30, 2018.
The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
As of June 30, 2018, the 2014 through 2017 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of June 30, 2018, the 2013 through 2017 tax years are open and may be subject to potential examinations in Denmark and Israel. As of June 30, 2018, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2013 to 2015.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $8.3 million for the six months ended June 30, 2018, increasing diluted earnings per share by approximately $0.15 in the six months ended June 30, 2018.
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
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (96.5)% and (4.1)% for the six months ended June 30, 2018 and 2017, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the six months ended June 30, 2018 resulted primarily from the release of valuation allowance of $26.3 million against the deferred tax assets related to U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
At June 30, 2018, the Company maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at June 30, 2018, that these deferred tax assets are not more-likely-than-not to be realized.

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income and gains on short-term investments, net	$972	$951	$1,939	$1,828
Foreign exchange loss, net	(396)	(161)	(578)	(322)
Other	(43)	37	(190)	4
Other income, net	$533	$827	$1,171	$1,510

NOTE 13—TERM DEBT:
In connection with the Company’s acquisition of EZchip, on February 22, 2016, the Company and its wholly owned subsidiary, Mellanox Technologies, Inc., entered into a $280.0 million variable interest rate Term Debt note maturing February 21, 2019. Debt issuance costs of $5.5 million on the Term Debt were being amortized to interest expense at the effective interest rate over the contractual term of the Term Debt. The Term Debt allowed for voluntary prepayments at any time and additional term loan borrowings under certain conditions.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

On April 30, 2018, the Company paid off all outstanding principal and interest related to the Term Debt. As a result, the unamortized debt issuance costs were fully amortized when the outstanding principal and interest were fully paid.

NOTE 14—RESTRUCTURING CHARGES:
In connection with the discontinuation of its 1550nm silicon photonics development activities, the Company initiated a restructuring plan to wind down the business operations related to these activities, which primarily included terminating employees, exiting contracts with vendors, selling assets, and exiting facilities.
The Company recorded employee separation and severance costs of $0.1 million and $3.5 million during the three and six months ended June 30, 2018, respectively. The Company has completed the employee termination activities, and does not expect additional costs related to employee terminations in future periods.
The Company recorded contract exit costs with vendors of $0.2 million and $3.4 million during the three and six months ended June 30, 2018, respectively. The Company does not expect additional exit costs in future periods.
The Company recorded impairment charges and a net loss on disposal of assets of $1.4 million and $2.4 million during the three and six months ended June 30, 2018, respectively. The Company does not expect additional losses on the disposal of assets in future periods.
As of June 30, 2018, the Company is still using the facilities related to the discontinued activities and therefore has not recorded any related restructuring charges. The Company expects to record up to $0.5 million of facility related charges in the third quarter of 2018.

NOTE 15—RELATED PARTY TRANSACTIONS:
On June 19, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) by and among the Company and Starboard Value LP and certain of its affiliates (“Starboard”), together holding, on such date, approximately 10.3% of the Company’s outstanding ordinary shares. The Settlement Agreement provided for, among other things, the concurrent resignations of three members of the Company’s Board of Directors (the “Board”) and the concurrent appointment of two independent directors nominated by Starboard and one mutually agreed upon independent nominee to the Board. Starboard also agreed to terminate its proxy contest against the Company and withdraw its notice of shareholder nomination of individuals for election as directors at the Company's 2018 annual general meeting of shareholders. Furthermore, the Company agreed to reimburse Starboard for its reasonable, documented out-of-pocket fees and expenses (including legal expenses) incurred through the date of the Settlement Agreement in connection with Starboard’s interactions with the Company up to a maximum of $2.0 million. As of June 30, 2018, the Company accrued the $2.0 million related to the reimbursement to Starboard, and this liability was paid on July 11, 2018.

NOTE 16—SUBSEQUENT EVENTS:
On July 25, 2018, the Company's shareholders approved the Third Restated Plan, which constitutes an amendment and restatement of the Second Restated Plan. The Third Restated Plan increases the ordinary shares reserved for issuance under the Second Restated Plan by 2,077,000 shares to 4,467,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminate after March 14, 2016, the effective date of the first amendment and restatement of the Global Share Incentive Plan (2006). The Third Restated Plan also implements certain additional amendments, including specifically providing for the grant of performance share units.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2018 and results of operations for the three and six months ending June 30, 2018 and 2017 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
Overview
General
We are a fabless semiconductor company that designs, manufactures (through subcontractors) and sells high-performance interconnect products and solutions primarily based on the Ethernet and InfiniBand standards. Our products facilitate efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include integrated circuits ("ICs"), adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including cloud, Web 2.0, High Performance Computing ("HPC"), Big Data, machine learning, storage, telecommunications, financial services, and enterprise data centers. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. We are the leader in the HPC and machine learning markets and provide the most efficient, highest bandwidth, and lowest latency end to end interconnect solutions for scientific, data intensive, big data, and analytics applications.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended June 30, 2018 were $268.5 million compared to $212.0 million for the three months ended June 30, 2017, representing an increase of $56.5 million, or approximately 26.7%. Revenues for the six months ended June 30, 2018 were $519.5 million compared to $400.6 million for the six months ended June 30, 2017, representing an increase of $118.9 million, or approximately 29.7%. Our revenues for the six months ended June 30, 2018 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across cloud, Web 2.0, HPC, Big Data, artificial intelligence, machine learning, storage, telecommunications, enterprise data center, financial services, and media and entertainment markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 56% and 57% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. Sales to customers representing 10% or more of revenues accounted for 27% and 25% of our total revenues for the six months ended June 30, 2018 and 2017, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sale price of our products and a lower percentage of revenue deriving from sales of ICs, which generally yield higher gross margins than sales of boards, switches and cables. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.
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
See our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, for a discussion of critical accounting policies and estimates. Other than the adoption of the new revenue standards as discussed in Notes 1 “The Company and Summary of Significant Accounting Policies” and 2 “Revenue” in the notes to the unaudited condensed consolidated financial statements, there have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2017.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Total revenues	100%	100%	100%	100%
Cost of revenues	39	35	37	34
Gross profit	61	65	63	66
Operating expenses:
Research and development	32	44	34	45
Sales and marketing	13	18	14	18
General and administrative	9	5	8	7
Restructuring charges	1	—	2	—
Total operating expenses	55	67	58	70
Income (loss) from operations	6	(2)	5	(4)
Interest expense	—	(1)	—	(1)
Other income, net	—	—	—	—
Interest and other, net	—	(1)	—	(1)
Income (loss) before taxes on income	6	(3)	5	(5)
Provision for (benefit from) taxes on income	—	1	(5)	—
Net income (loss)	6%	(4)%	10%	(5)%
Comparison of the Three Months Ended June 30, 2018 to the Three Months Ended June 30, 2017
The following tables represent our total revenues for the three months ended June 30, 2018 and 2017 by product type and interconnect protocol:

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
ICs	$28,934	10.8%	$34,063	16.1%
Boards	136,708	50.9%	80,425	37.9%
Switch systems	57,074	21.3%	56,189	26.5%
Cables, accessories and other	45,746	17.0%	41,285	19.5%
Total Revenue	$268,462	100.0%	$211,962	100.0%

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$59,319	22.1%	$59,436	28.0%
FDR	35,649	13.3%	42,978	20.3%
QDR/DDR/SDR	7,143	2.6%	5,697	2.7%
Total	102,111	38.0%	108,111	51.0%
Ethernet	157,470	58.7%	87,023	41.1%
Other	8,881	3.3%	16,828	7.9%
Total revenue	$268,462	100.0%	$211,962	100.0%
Revenues. Revenues were $268.5 million for the three months ended June 30, 2018, compared to $212.0 million for the three months ended June 30, 2017, representing an increase of $56.5 million, or approximately 26.7%. Ethernet product sales increased by $70.4 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended June 30, 2018 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $164.8 million for the three months ended June 30, 2018, compared to $138.5 million for the three months ended June 30, 2017, representing an increase of $26.3 million, or approximately 19.0%. Gross margin decreased to 61.4% in the three months ended June 30, 2018 from approximately 65.4% in the three months ended June 30, 2017. The decrease in gross margin was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018. Gross margin for the three months ended June 30, 2018 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$51,649	19.2%	$50,220	23.7%
Share-based compensation	8,340	3.1%	10,297	4.9%
Development and tape-out costs	7,303	2.8%	9,880	4.7%
Other	19,860	7.3%	21,951	10.3%
Total Research and development	$87,152	32.4%	$92,348	43.6%
Research and development expenses were $87.2 million for the three months ended June 30, 2018, compared to $92.3 million for the three months ended June 30, 2017, representing a decrease of $5.1 million, or approximately 5.6%. The increase in salaries and benefits expenses was primarily attributable to higher bonus expense, partially offset by headcount decreases primarily related to the discontinuation of our 1550nm silicon photonics development activities. The decrease in development and tape-out costs was primarily due to lower tape-out costs during the three months ended June 30, 2018 and the discontinuation of our 1550nm silicon photonics development activities. The decrease in other expenses was mainly due to lower outsourcing of research and development activities during the three months ended June 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$22,448	8.4%	$23,300	11.0%
Share-based compensation	3,646	1.4%	4,010	1.9%
Trade shows and promotions	3,894	1.5%	4,692	2.2%
Other	5,685	2.0%	6,108	2.9%
Total Sales and marketing	$35,673	13.3%	$38,110	18.0%
Sales and marketing expenses were $35.7 million for the three months ended June 30, 2018, compared to $38.1 million for the three months ended June 30, 2017, representing a decrease of $2.4 million, or approximately 6.4%. The decrease in salaries and benefits expenses was primarily related to headcount decreases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,763	2.1%	$5,432	2.6%
Share-based compensation	2,515	0.9%	2,783	1.3%
Professional services	13,613	5.1%	2,603	1.2%
Other	1,744	0.8%	1,658	0.8%
Total General and administrative	$23,635	8.9%	$12,476	5.9%
General and administrative expenses were $23.6 million for the three months ended June 30, 2018, compared to $12.5 million for the three months ended June 30, 2017, representing an increase of $11.1 million, or approximately 89.4%. The increase in professional services was primarily due to the $10.1 million of expenses related to the proxy contest during the three months ended June 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2018	2017
	(in thousands)
Cost of goods sold	$415	$575
Research and development	8,340	10,297
Sales and marketing	3,646	4,010
General and administrative	2,515	2,783
	$14,916	$17,665
Share-based compensation expense was $14.9 million for the three months ended June 30, 2018, compared to $17.7 million for the three months ended June 30, 2017, representing a decrease of $2.8 million, or approximately 15.9%. The decrease was mainly due to headcount decreases.
Restructuring charges for the three months ended June 30, 2018 primarily consisted of impairment charges and a net loss on disposal of assets of $1.4 million and contract exit costs with vendors of $0.2 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the three months ended June 30, 2018 was an expense of $0.3 million as compared to an expense of $1.2 million for the three months ended June 30, 2017. The change was primarily attributable to a decrease in interest expense of $1.1 million related to the pay-down of the Term Debt.
Provision for (benefit from) taxes on income. Our benefit from taxes on income was $0.3 million for the three months ended June 30, 2018 as compared to a provision for taxes on income of $2.4 million for the three months ended June 30, 2017.
Our effective tax rate was (1.9)% and (43.5)% for three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018, the difference between the (1.9)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.

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
Comparison of the Six Months Ended June 30, 2018 to the Six Months Ended June 30, 2017
The following tables represent our total revenues for the three months ended June 30, 2018 and 2017 by product type and interconnect protocol:

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
ICs	$57,521	11.1%	$76,485	19.1%
Boards	254,759	49.0%	144,717	36.1%
Switch systems	112,721	21.7%	103,335	25.8%
Cables, accessories and other	94,461	18.2%	76,076	19.0%
Total Revenue	$519,462	100.0%	$400,613	100.0%

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$115,265	22.2%	$99,059	24.7%
FDR	77,397	14.9%	92,807	23.2%
QDR/DDR/SDR	12,587	2.4%	13,230	3.3%
Total	205,249	39.5%	205,096	51.2%
Ethernet	294,418	56.7%	167,500	41.8%
Other	19,795	3.8%	28,017	7.0%
Total revenue	$519,462	100.0%	$400,613	100.0%
Revenues. Revenues were $519.5 million for the six months ended June 30, 2018, compared to $400.6 million for the six months ended June 30, 2017, representing an increase of $118.9 million, or approximately 29.7%. Ethernet product sales increased by $126.9 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the six months ended June 30, 2018 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $326.8 million for the six months ended June 30, 2018, compared to $262.7 million for the six months ended June 30, 2017, representing an increase of $64.1 million, or approximately 24.4%. Gross margin decreased to 62.9% in the six months ended June 30, 2018 from approximately 65.6% in the six months ended June 30, 2017. The decrease in gross margin was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018 and changes in product mix. Gross margin for the six months ended June 30, 2018 is not necessarily indicative of future results.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$104,186	20.2%	$96,201	24.0%
Share-based compensation	16,514	3.2%	18,987	4.7%
Development and tape-out costs	11,983	2.3%	22,943	5.7%
Other	40,895	7.8%	42,708	10.6%
Total Research and development	$173,578	33.5%	$180,839	45.0%
Research and development expenses were $173.6 million for the six months ended June 30, 2018, compared to $180.8 million for the six months ended June 30, 2017, representing a decrease of $7.2 million, or approximately 4.0%. The increase in salaries and benefits expenses was primarily attributable to merit-based salary increases and higher bonus expenses, partially offset by headcount decreases primarily related to the discontinuation of our 1550nm silicon photonics development activities. The decrease in development and tape-out costs was primarily due to lower tape-out costs during the six months ended June 30, 2018 and the discontinuation of our 1550nm silicon photonics development activities. The decrease in other expenses was mainly due to lower outsourcing of research and development activities during the six months ended June 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$47,460	9.0%	$44,314	11.0%
Share-based compensation	7,245	1.4%	7,348	1.8%
Trade shows and promotions	8,519	1.6%	10,203	2.5%
Other	11,943	2.4%	12,002	3.0%
Total Sales and marketing	$75,167	14.4%	$73,867	18.3%
Sales and marketing expenses were $75.2 million for the six months ended June 30, 2018, compared to $73.9 million for the six months ended June 30, 2017, representing an increase of $1.3 million, or approximately 1.8%. The increase in salaries and benefits expenses was primarily related to merit-based salary increases, higher bonuses and sales commissions, partially offset by headcount decreases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$11,643	2.2%	$10,728	2.7%
Share-based compensation	5,305	1.0%	5,041	1.2%
Professional services	19,453	3.7%	5,914	1.5%
Other	3,750	0.8%	3,312	0.8%
Total General and administrative	$40,151	7.7%	$24,995	6.2%
General and administrative expenses were $40.2 million for the six months ended June 30, 2018, compared to $25.0 million for the six months ended June 30, 2017, representing an increase of $15.2 million, or approximately 60.6%. The increase in professional services was primarily due to $13.5 million of expenses related to the proxy contest during the six months ended June 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cost of goods sold	$826	$1,057
Research and development	16,514	18,987
Sales and marketing	7,245	7,348
General and administrative	5,305	5,041
	$29,890	$32,433
Share-based compensation expense was $29.9 million for the six months ended June 30, 2018, compared to $32.4 million for the six months ended June 30, 2017, representing a decrease of $2.5 million, or approximately 7.8%. The decrease was mainly due to the headcount decreases.
Restructuring charges for the six months ended June 30, 2018 primarily consisted of employee termination and severance costs of $3.5 million, contract exit costs with vendors of $3.4 million, and impairment charges and a net loss on disposal of assets of $2.4 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the six months ended June 30, 2018 was an expense of $0.9 million as compared to an expense of $2.5 million for the six months ended June 30, 2017. The change was primarily attributable to a decrease in interest expense of $1.9 million related to the pay down of the Term Debt.
Provision for (benefit from) taxes on income. Our benefit from taxes on income was $26.7 million for the six months ended June 30, 2018 as compared to a provision for taxes on income of $0.8 million for the six months ended June 30, 2017.
Our effective tax rate was (96.5)% and (4.1)% for six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, the difference between the (96.5)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the release of a valuation allowance of $26.3 million against the deferred tax assets related to our U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.

Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of June 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $63.4 million and short-term investments of $219.2 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and financed it with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. On April 30, 2018, we paid off all outstanding principal and interest related to the Term Debt.
We are an Israeli company and as of June 30, 2018, our subsidiaries outside of Israel held approximately $17.6 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$63,422	$62,473
Short-term investments	219,225	211,281
Total	$282,647	$273,754
Working capital	$328,154	$310,286
Our ratio of current assets to current liabilities was 2.5:1 and 2.6:1 at June 30, 2018 and December 31, 2017, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $102.1 million in the six months ended June 30, 2018. The adjustments from net income of $54.4 million to net cash provided by operating activities mainly included net non-cash items of $56.0 million, partially offset by changes in assets and liabilities of $6.5 million and a gain on investments of $1.8 million. Non-cash items consisted primarily of $52.7 million of depreciation and amortization, and $29.9 million of share-based compensation, partially offset by the increase in deferred tax assets of $28.1 million primarily due to the release of a valuation allowance. The $6.5 million cash outflow from changes in assets and liabilities was attributed to an increase in inventory of $30.6 million primarily due to higher demand and an increase in accounts receivable of $1.5 million primarily due to timing of invoicing and collections, partially offset by an increase in accounts payable of $12.5 million primarily due to an increase in inventory related purchases and timing of payments and an increase of $12.3 million in accrued liabilities and other liabilities primarily due to accruals related to the proxy contest.
Net cash provided by our operating activities amounted to $41.4 million in the six months ended June 30, 2017. The adjustments from net loss of $20.2 million to net cash provided by operating activities mainly included net non-cash items of $82.5 million, partially offset by changes in assets and liabilities of $19.2 million and a gain on investments of $1.7 million. Non-cash expenses consisted primarily of $50.8 million of depreciation and amortization, $32.4 million of share-based compensation, partially offset by an increase in deferred tax assets of $0.7 million. The $19.2 million cash outflow from changes in assets and liabilities is attributed to an increase in accounts receivable of $7.8 million, primarily due to timing of collections, an increase in inventory of $7.7 million, an increase in prepaid expense and other assets of $2.7 million, and a decrease of $1.1 million in accrued liabilities and other liabilities.
Investing Activities
Net cash used in investing activities was $43.2 million in the six months ended June 30, 2018. Cash used in investing activities was primarily attributable to $20.1 million for purchases of property and equipment, $7.1 million for acquisitions, $6.4 million for purchases of intangible assets, net purchases of short-term investments of $6.2 million, and $6.0 million for purchases of investments in private companies, partially offset by the proceeds from sales of property and equipment of $3.2 million.
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
Financing Activities

Net cash used in financing activities was $58.1 million in the six months ended June 30, 2018. Cash used in financing activities was primarily due to $74.0 million of principal payments on the Term Debt and $3.4 million of payments on intangible asset financings. These were partially offset by $19.3 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
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
Contractual Obligations
The following table summarizes our contractual obligations at June 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments
	(in thousands)
2018 (remainder of the year)	$222,299	$10,926	$211,373
2019	67,955	21,173	46,782
2020	20,028	17,944	2,084
2021	16,562	16,026	536
2022	12,859	12,598	261
Thereafter	75,966	75,966	—
Total	$415,669	$154,633	$261,036
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
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash, money market funds, time deposits and interest bearing investments in government debt securities, commercial paper, corporate bonds and municipal bonds with an average maturity of 6.3 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis point change in interest rates would have a $1.0 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.1 million at June 30, 2018. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending June 30, 2018, approximately $19.1 million of our monthly expenses were denominated in NIS. As of June 30, 2018, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 366.4 million NIS, or approximately $100.4 million based upon the exchange rate on that day. In addition, as of June 30, 2018, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 140.0 million NIS, or approximately $38.4 million based upon the exchange rate on that day.
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

ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and V.P., Corporate Controller (interim principal financial and accounting officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and V.P., Corporate Controller, of the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on this evaluation, our CEO and V.P., Corporate Controller concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
See Note 8, "Commitments and Contingencies—Contingencies—Legal Proceedings" in the notes to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this report, for a full description of legal proceedings and related contingencies and their effects on our condensed consolidated financial position, results of operations and cash flows.
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
A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2018, sales to Dell accounted for 13.6% and sales to HPE accounted for 12.7% of our total revenues. Sales to our top ten customers represented 56.4% and 63.5% of our total revenues for the three months ended June 30, 2018 and 2017, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Our business is particularly dependent on the interdisciplinary expertise of our personnel, and we believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, finance and sales and marketing personnel. The loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell our products and harm the market's perception of us. Competition for qualified engineers in the markets in which we operate is intense and accordingly, we may not be able to retain or hire all of the engineers required to meet our ongoing and future business needs. If we are unable to attract and retain the highly skilled professionals we need, we may have to forego projects for lack of resources or be unable to staff projects optimally. We believe that our future success is highly dependent on the contributions of our president and CEO and other senior executives. We do not have long-term employment contracts with our president and CEO or any other key personnel, and their knowledge of our business and industry would be extremely difficult to replace. On May 4, 2018, Jacob Shulman, stepped down as our CFO, following the announcement of his resignation on February 21, 2018. We are actively searching for a new CFO. If there is a significant delay in the hiring or the transition of a new CFO, there could be an adverse impact on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of June 30, 2018, we had recorded $682.4 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.

Unanticipated changes in our tax provisions or adverse outcomes resulting from examination of our income tax returns could adversely affect our results of operations.
We are subject to income taxes in Israel, the United States and various foreign jurisdictions. Our effective income tax rate could be adversely affected by changes in tax laws or interpretations of those tax laws, by changes in the mix of earnings in countries with differing statutory tax rates, or by changes in the valuation of our deferred tax assets and liabilities. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. See Note 11, “Income Taxes” in the notes to the unaudited condensed consolidated financial statements for more details about the U.S. tax reform and its effects.
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
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent material fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We have incurred, and expect to continue to incur significant expenses and to devote significant management resources to Section 404 compliance. Furthermore, as we grow our business or acquire businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire could harm our operating results or cause us to fail to meet our reporting obligations. In the event that our CEO, V.P., Corporate Controller or independent registered public accounting firm determine that our internal controls over financial reporting are not effective as defined under Section 404, investor perceptions of our company may be adversely affected and may cause a decline in the market price of our ordinary shares.

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
We derived 61.9% and 60.2% of our revenues in the six months ended June 30, 2018 and 2017, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
We are incorporated in Israel. Two of our executive officers and two of our directors, one of whom is also an executive officer, are non-residents of the United States and are located in Israel, and a significant amount of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of the above persons in Israel.
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
The Israeli government grants that we received require us to meet various conditions and restrict our ability to manufacture and engineer products and transfer know-how outside of Israel and require us to satisfy specified conditions.
We have received grants from the IIA, formerly known as the OCS, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with IIA grants, we are subject to restrictions on transfer of the know-how, including outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the IIA which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment to IIA of a transfer fee or license fees, calculated according to the formulas provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the IIA, requires us to obtain the approval of the IIA and may result in increased amounts to be paid to the IIA as well as in increased royalty rate. Transfer of know-how to another Israeli entity requires the approval of IIA as well as full or partial assumption of the liabilities to IIA by the other entity. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the IIA. We cannot be certain that any approval of the IIA will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with IIA funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the IIA, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability. The restrictions regarding the use and transfer of know-how (including for the purpose of manufacturing) apply also to any IIA programs that are under a royalty payments agreement and to non-royalty-bearing programs.
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
As of June 30, 2018, based on information filed with the SEC or reported to us, Starboard Value LP and certain of its affiliates beneficially owned an aggregate of approximately 10.3% of our outstanding ordinary shares and Capital Research Global Investors beneficially owned an aggregate of approximately 8.1% of our outstanding ordinary shares. These shareholders and any other shareholders acquiring beneficial ownership of a significant amount of our outstanding ordinary shares may have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.
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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Not applicable.

ITEM 6 — EXHIBITS

3.1	†			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018)
10.1			(1)	Settlement Agreement, dated as of June 19, 2018, among Mellanox Technologies, Ltd. and Starboard Value LP and certain of its affiliates
10.2	†	*		Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives
10.3	†	*		Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives
10.4	†	*
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For All Participants (Other than Participants in Israel) under the Third Amended and Restated Global Share Incentive Plan (2006)

10.5	†	*		Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006)
10.6	†	*
Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in the United States under the Third Amended and Restated Global Share Incentive Plan (2006)

10.7	†	*		Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006)
10.8		*	(2)	Third Amended and Restated Global Share Incentive Plan (2006)
31.1				Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2				Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1				Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2				Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS				XBRL Instance Document
101.SCH				XBRL Taxonomy Extension Schema Document
101.CAL				XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB				XBRL Taxonomy Extension Label Linkbase Document
101.PRE				XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF				XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on June 19, 2018.

(2)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2018.
†    Filed herewith.
*    Indicates management contract or compensatory plan, contract or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2018	Mellanox Technologies, Ltd.

/s/ Eric Johnson
Eric Johnson
V.P., Corporate Controller
(Interim Principal Financial and Accounting Officer)