Form 10-Q
period 2018-09-30
Mellanox Technologies, Ltd.
filed 2018-11-02
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of October 26, 2018, was 53,520,741.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2018	2017
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$64,248	$62,473
Short-term investments	285,955	211,281
Accounts receivable, net	142,772	154,213
Inventories	105,049	64,657
Other current assets	14,675	14,295
Total current assets	612,699	506,919
Property and equipment, net	105,007	109,919
Severance assets	17,780	18,302
Intangible assets, net	194,540	228,195
Goodwill	473,916	472,437
Deferred taxes and other long-term assets	99,835	66,162
Total assets	$1,503,777	$1,401,934
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,922	$59,090
Accrued liabilities	100,426	114,058
Deferred revenue	20,326	23,485
Total current liabilities	193,674	196,633
Accrued severance	22,603	23,205
Deferred revenue	17,829	17,820
Term debt	—	72,761
Other long-term liabilities	35,768	34,067
Total liabilities	269,874	344,486
Commitments and Contingencies - (see Note 8)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 53,517 and 51,488 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	232	221
Additional paid-in capital	956,281	873,979
Accumulated other comprehensive income (loss)	(167)	1,618
Retained earnings	277,557	181,630
Total shareholders’ equity	1,233,903	1,057,448
Total liabilities and shareholders' equity	$1,503,777	$1,401,934

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Total revenues	$279,211	$225,699	$798,673	$626,312
Cost of revenues	95,562	77,335	288,228	215,212
Gross profit	183,649	148,364	510,445	411,100
Operating expenses:
Research and development	92,930	90,916	266,508	271,755
Sales and marketing	36,344	37,829	111,511	111,696
General and administrative	13,895	13,039	54,046	38,034
Restructuring and impairment charges	947	—	10,308	—
Total operating expenses	144,116	141,784	442,373	421,485
Income (loss) from operations	39,533	6,580	68,072	(10,385)
Interest expense	(66)	(2,016)	(2,108)	(6,005)
Other income, net	1,112	956	2,283	2,466
Interest and other, net	1,046	(1,060)	175	(3,539)
Income (loss) before taxes on income	40,579	5,520	68,247	(13,924)
Provision for (benefit from) taxes on income	3,522	2,117	(23,179)	2,908
Net income (loss)	$37,057	$3,403	$91,426	$(16,832)
Net income (loss) per share — basic	$0.70	$0.07	$1.74	$(0.34)
Net income (loss) per share — diluted	$0.68	$0.07	$1.68	$(0.34)
Shares used in computing net income (loss) per share:
Basic	53,232	50,587	52,560	49,999
Diluted	54,612	51,575	54,383	49,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$37,057	$3,403	$91,426	$(16,832)
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	134	(11)	54	11
Change in unrealized gains (losses) on derivative contracts, net of tax	1,881	(2,689)	(1,839)	2,053
Other comprehensive income (loss), net of tax	2,015	(2,700)	(1,785)	2,064
Total comprehensive income (loss), net of tax	$39,072	$703	$89,641	$(14,768)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$91,426	$(16,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	77,455	76,564
Deferred income taxes	(27,973)	(704)
Share-based compensation	49,046	50,993
Gain on investments, net	(3,135)	(2,632)
Impairment and loss on disposal of property and equipment	2,806	—
Changes in assets and liabilities:
Accounts receivable	11,441	8,420
Inventories	(41,837)	2,349
Prepaid expenses and other assets	(128)	(5,802)
Accounts payable	13,661	(14,876)
Accrued liabilities and other liabilities	(4,273)	(3,104)
Net cash provided by operating activities	168,489	94,376

Cash flows from investing activities:
Purchase of severance-related insurance policies	(916)	(983)
Purchase of short-term investments	(228,229)	(139,861)
Proceeds from sales of short-term investments	53,809	95,414
Proceeds from maturities of short-term investments	102,935	31,008
Proceeds from sales of property and equipment	3,239	—
Purchase of property and equipment	(28,992)	(35,243)
Purchase of intangible assets	(6,512)	(1,836)
Purchase of investments in private companies	(7,500)	(13,500)
Acquisition, net of cash acquired	(7,379)	(872)
Net cash used in investing activities	(119,545)	(65,873)

Cash flows from financing activities:
Principal payments on term debt	(74,000)	(46,000)
Payments on capital lease and intangible asset financings	(6,519)	(5,969)
Proceeds from issuances of ordinary shares through employee equity incentive plans	33,267	25,102
Net cash used in financing activities	(47,252)	(26,867)

Net increase in cash, cash equivalents, and restricted cash	1,692	1,636
Cash, cash equivalents, and restricted cash at beginning of period	70,498	56,780
Cash, cash equivalents, and restricted cash at end of period	$72,190	$58,416

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$2,480	$12,892
Unpaid additions to property and equipment	$1,635	$8,042
Transfer from inventory to property and equipment	$1,445	$1,565

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
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 16, 2018. The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2018 or thereafter.
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
Most of the Company’s distributors are entitled to a limited right of return related to stock rotation. Distributors have the right to return a limited amount of product not to exceed a percentage of distributor’s prior quarter's net purchases. However, a simultaneous, compensating order of equal or greater value must be placed by distributor within the same quarter of the return. Therefore, no stock rotation reserves are recorded.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Restricted cash
The Company maintains certain cash amounts that are restricted as to withdrawal or use over the long-term. The cash is securing bank guarantees primarily issued against long-term tenancy agreements. The long-term restricted cash balance of $7.9 million was reported in other long-term assets on the balance sheet as of September 30, 2018, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the nine months ended September 30, 2018. There was no restricted cash as of September 30, 2017. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	September 30,
	2018	2017
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$64,248	$58,416
Restricted cash in other long-term assets, as reported on the balance sheets	7,942	—
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$72,190	$58,416
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Dell Technologies Inc. ("Dell")	11%	*	12%	11%
Hewlett Packard Enterprise ("HPE")	*	12%	12%	13%
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
HPE	*	13%
____________________
* Less than 10%

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Product warranty
The following table provides changes in the product warranty accrual for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Balance, beginning of the period	$889	$1,474
New warranties issued during the period	1,441	1,128
Reversal of warranty reserves	—	(355)
Settlements during the period	(1,334)	(1,082)
Balance, end of the period	996	1,165
Less: long-term portion of product warranty liability	(183)	(189)
Current portion, end of the period	$813	$976
Net income (loss) per share
The following table sets forth the computation of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income (loss)	$37,057	$3,403	$91,426	$(16,832)
Basic and diluted shares:
Weighted average ordinary shares outstanding	53,232	50,587	52,560	49,999
Effect of dilutive shares	1,380	988	1,823	—
Shares used to compute diluted net income (loss) per share	54,612	51,575	54,383	49,999
Net income (loss) per share — basic	$0.70	$0.07	$1.74	$(0.34)
Net income (loss) per share — diluted	$0.68	$0.07	$1.68	$(0.34)
The Company excluded 0.2 million and 0.5 million potentially dilutive share options and restricted share units ("RSUs") from the computation of diluted net income per share for the three and nine months ended September 30, 2018, respectively, 1.8 million potentially dilutive share options and RSUs from the computation of diluted net income per share for the three months ended September 30, 2017, and 5.1 million outstanding share options and RSUs from the computation of diluted net loss per share for the nine months ended September 30, 2017, because including them would have had an anti-dilutive effect.
Adoption of new accounting principles
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The standard replaced the revenue recognition guidance in U.S. GAAP under Topic 605, and was required to be applied retrospectively to each prior period presented, or applied using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings during the period of initial application. Subsequently, the FASB issued several additional ASUs related to ASU No. 2014-09, collectively they are referred to as the “new revenue standards”, which became effective for the Company beginning January 1, 2018. The Company adopted the standard using the modified retrospective method. See Note 2, "Revenue" for details about the impact from adopting the new revenue standard and other required disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 amended various aspects of the recognition, measurement, presentation, and disclosure of financial instruments, and became effective for the Company beginning January 1, 2018. One aspect that may have a material impact on the Company's consolidated financial statements relates to the measurement of its equity investments in privately-held companies whose fair values are not readily determinable. With the election to use the measurement alternative (as opposed to fair value), the Company measures these equity investments at cost, less impairments, adjusted by observable price changes. No gain or loss was recorded in the nine months ended September 30, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.
Recent accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This standard becomes effective for the Company beginning January 1, 2020. The Company is currently assessing the effect that this ASU will have on its consolidated financial statements and related disclosures.
In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. The standard provides an additional transition method that allows entities to apply the new leases standard at adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will elect this new transition method when it adopts ASU 2016-02 on January 1, 2019.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory. Early adoption of the standard is allowed. The standard becomes effective for the Company beginning January 1, 2019. The Company expects that the adoption of the standard will have a material impact on its consolidated balance sheets due to the recognition of the right-of-use assets and lease liabilities related to the Company's operating leases. In addition, a material portion of the Company's leases are denominated in currencies other than the U.S. Dollar, mainly in New Israeli Shekels ("NIS"). As a result, the associated lease liabilities will be remeasured using the current exchange rate in the future reporting periods, which may result in material foreign exchange gains or losses. The Company is currently reviewing its options to address this foreign exchange exposure. Other than the matters discussed above, the standard is not expected to have a material impact on the Company's results of operations or cash flows. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.
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
The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2018 for the adoption of Topic 606-10 were as follows:

	December 31, 2017	Adjustments	January 1, 2018
	(in thousands)
Deferred revenue, short term	$23,485	$(4,501)	$18,984
Retained earnings	$181,630	$4,501	$186,131

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated balance sheet as of September 30, 2018 was as follows:

	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands)
Condensed Consolidated Balance Sheet
Deferred revenue, short term	$20,326	$10,550	$30,876
Retained earnings	$277,557	$(10,550)	$267,007
In accordance with Topic 606-10, the disclosure of the impact of adoption on the consolidated statement of operations and cash flows was as follows:

	Three Months Ended September 30, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations
Total revenues	$279,211	$550	$279,761
Cost of revenues	95,562	200	95,762
Net income	$37,057	$350	$37,407
Earnings per share
Basic	$0.70	$—	$0.70
Diluted	$0.68	$—	$0.68

	Nine Months Ended September 30, 2018
	As Reported	Impact of Adoption	Amounts under Topic 605
	(in thousands, except per share data)
Condensed Consolidated Statement of Operations
Total revenues	$798,673	$(8,549)	$790,124
Cost of revenues	288,228	(2,500)	285,728
Net income	$91,426	$(6,049)	$85,377
Earnings per share
Basic	$1.74	$(0.12)	$1.62
Diluted	$1.68	$(0.11)	$1.57

Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net income	$91,426	$(6,049)	$85,377
Accrued liabilities and other liabilities	$(4,273)	$6,049	$1,776
Revenues by geographic region are as follows (prior period amounts have not been adjusted under the modified retrospective method):

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
United States	$93,566	$84,502	$291,222	$238,453
China	76,514	55,352	186,909	120,543
Europe	51,123	40,870	128,573	126,103
Other Americas	39,709	27,690	100,561	69,938
Other Asia	18,299	17,285	91,408	71,275
Total revenue	$279,211	$225,699	$798,673	$626,312
The following tables represent our total revenues for the three and nine months ended September 30, 2018 and 2017 by product type and interconnect protocol (prior period amounts have not been adjusted under the modified retrospective method):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
ICs	$46,397	$48,074	$103,918	$124,559
Boards	130,047	84,247	384,806	228,964
Switch systems	53,484	56,677	166,205	160,012
Cables, accessories and other	49,283	36,701	143,744	112,777
Total revenue	$279,211	$225,699	$798,673	$626,312

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
InfiniBand:
EDR	$51,658	$45,067	$166,923	$144,126
FDR	33,227	46,123	110,624	138,930
QDR/DDR/SDR	12,980	8,995	25,567	22,225
Total	97,865	100,185	303,114	305,281
Ethernet	175,517	110,673	469,935	278,173
Other	5,829	14,841	25,624	42,858
Total revenue	$279,211	$225,699	$798,673	$626,312
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2018:

(in thousands)
Balance, beginning of the period	$36,804
New performance obligations	21,305
Reclassification to revenue as a result of satisfying performance obligations	(19,954)
Balance, end of the period	38,155
Less: long-term portion of deferred revenue	17,829
Current portion, end of the period	$20,326
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	September 30, 2018	December 31, 2017
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$143,404	$154,845
Less: allowance for doubtful accounts	(632)	(632)
	$142,772	$154,213
Inventories:
Raw materials	$13,643	$12,656
Work-in-process	44,194	22,769
Finished goods	47,212	29,232
	$105,049	$64,657
Other current assets:
Prepaid expenses	$4,969	$7,518
Derivative contracts receivable	23	982
VAT receivable	4,442	2,259
Other	5,241	3,536
	$14,675	$14,295
Property and equipment, net:
Computer, equipment, and software	$177,037	$164,707
Furniture and fixtures	2,740	3,198
Leasehold improvements	49,889	47,262
	229,666	215,167
Less: Accumulated depreciation and amortization	(124,659)	(105,248)
	$105,007	$109,919
Deferred taxes and other long-term assets:
Equity investments in private companies	$36,755	$29,255
Deferred taxes	52,536	24,563
Long-term restricted cash	7,942	8,025
Other assets	2,602	4,319
	$99,835	$66,162
Accrued liabilities:
Payroll and related expenses	$60,705	$71,868
Accrued expenses	27,520	31,951
Intangible asset financings	5,564	6,915
Derivative contracts payable	900	17
Product warranty liability	813	706
Other	4,924	2,601
	$100,426	$114,058
Other long-term liabilities:
Income tax payable	$28,143	$24,425
Deferred rent	2,545	2,220
Other	5,080	7,422
	$35,768	$34,067

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of September 30, 2018 and December 31, 2017, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$10,103	$—	$10,103
Certificates of deposit	—	74,873	74,873
U.S. Government and agency securities	—	36,170	36,170
Commercial paper	—	45,438	45,438
Corporate bonds	—	98,548	98,548
Municipal bonds	—	9,688	9,688
Foreign government bonds	—	21,238	21,238
	10,103	285,955	296,058
Long-term restricted cash	—	7,942	7,942
Derivative contracts	—	23	23
Total financial assets	$10,103	$293,920	$304,023
Derivative contracts	—	900	900
Total financial liabilities	$—	$900	$900

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
There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2018 and 2017.

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$54,122	$23	$—	$54,145
Money market funds	10,103	—	—	10,103
Certificates of deposit	74,922	—	(49)	74,873
U.S. Government and agency securities	36,260	—	(90)	36,170
Commercial paper	45,482	1	(45)	45,438
Corporate bonds	98,863	—	(315)	98,548
Municipal bonds	9,715	—	(27)	9,688
Foreign government bonds	21,292	—	(54)	21,238
Total	350,759	24	(580)	350,203
Less amounts classified as cash and cash equivalents	(64,225)	(23)	—	(64,248)
Short-term investments	$286,534	$1	$(580)	$285,955

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2017
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$60,616	$—	$—	$60,616
Money market funds	1,857	—	—	1,857
Certificates of deposit	58,039	—	(36)	58,003
U.S. Government and agency securities	44,070	—	(198)	43,872
Commercial paper	27,073	1	(45)	27,029
Corporate bonds	54,673	—	(226)	54,447
Municipal bonds	15,227	—	(58)	15,169
Foreign government bonds	12,809	—	(48)	12,761
Total	274,364	1	(611)	273,754
Less amounts classified as cash and cash equivalents	(62,473)	—	—	(62,473)
Short-term investments	$211,891	$1	$(611)	$211,281
Interest income and gains on short-term investments, net were $1.5 million and 1.0 million for the three months ended September 30, 2018 and 2017, respectively. Interest income and gains on short-term investments, net were $3.4 million and $2.8 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were $0.2 million. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").
The contractual maturities of short-term investments at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$237,434	$237,055	$148,232	$147,921
Due in one to three years	49,100	48,900	63,659	63,360
	$286,534	$285,955	$211,891	$211,281
Equity investments in privately-held companies:
As of September 30, 2018 and December 31, 2017, the Company held a total of $36.8 million and $29.3 million, respectively, in equity investments in privately-held companies. No gain or loss was recorded during the nine months ended September 30, 2018 as a result of remeasuring the Company's equity investments in privately-held companies.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Balance as of December 31, 2017	$472,437
Acquisitions	1,479
Balance as of September 30, 2018	$473,916
The carrying amounts of intangible assets as of September 30, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$49,399	$(26,499)	$22,900	1-8
Developed technology	285,443	(154,643)	130,800	4-7
Customer relationships	69,776	(29,680)	40,096	4-9
Trade names	5,600	(4,856)	744	3
Total intangible assets	$410,218	$(215,678)	$194,540
The carrying amounts of intangible assets as of December 31, 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$40,407	$(16,478)	$23,929	1-8
Developed technology	279,543	(122,414)	157,129	4-7
Customer relationships	69,776	(24,783)	44,993	4-9
Trade names	5,600	(3,456)	2,144	3
Total intangible assets	$395,326	$(167,131)	$228,195
Amortization expense of intangible assets totaled approximately $15.7 million and $15.2 million for the three months ended September 30, 2018 and 2017, respectively. Amortization expense of intangible assets totaled approximately $48.5 million and $45.3 million for the nine months ended September 30, 2018 and 2017, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2018 (remainder of the year)	$17,048
2019	61,756
2020	54,372
2021	33,018
2022	11,950
Thereafter	16,396
Total	$194,540

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

either assets or liabilities and carries them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at September 30, 2018 and December 31, 2017 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	September 30, 2018		December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$23	$882	$980	$—
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$18	$2	$17
Total derivatives	$23	$900	$982	$17
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$64,075	$52,380
Derivatives not designated as hedging instruments
Currency forward and option contracts	$38,599	$47,015
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of September 30, 2018 and December 31, 2017 and their effect on OCI for the nine months ended September 30, 2018:

(in thousands)
December 31, 2017	$925
Amount of loss recognized in OCI (effective portion)	(4,528)
Amount of loss reclassified from OCI to income (effective portion)	2,689
September 30, 2018	$(914)
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2018 and 2017 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating income (loss)	$(1,805)	$1,976	$—	$—
Other income (loss)	$—	$—	$66	$(538)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2018 and 2017 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Operating income (loss)	$(2,689)	$5,791	$—	$—
Other income (loss)	$—	$—	$(2,638)	$2,767

NOTE 8—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
At September 30, 2018, future minimum payments under non-cancelable operating leases are as follows:

(in thousands)

2018 (remainder of the year)	$5,946
2019	23,263
2020	19,728
2021	17,108
2022	12,689
Thereafter	76,640
Total minimum lease payments	$155,374

Purchase commitments

At September 30, 2018, the Company had the following non-cancelable purchase commitments:

(in thousands)
2018 (remainder of the year)	$120,545
2019	102,354
2020	2,096
2021	536
2022	261
Thereafter	—
$225,792
Other Commitments
Operating lease
On May 3, 2016, the Company entered into a lease agreement for additional office space expected to be built in Yokneam, Israel. The lease term expires 10 years after lease inception with no options to extend the lease term. The Company's occupancy of the additional office space and its obligation under the lease agreement was contingent on the lessor's attainment of stated milestones in the lease agreement. The estimated total future lease obligation is approximately $30.3 million. As of September 30, 2018, substantially all of the contingencies have been resolved, and the future lease obligation has been included in the future minimum payments under non-cancelable operating leases as reported above.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Royalty-bearing grants
In April 2018, the Company entered into a settlement agreement with the Israeli Innovation Authority, formerly known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry (the "IIA"), which eliminated the future contingent royalty payment obligations of the Company (approximately $36.4 million at March 31, 2018) and the associated future interest payments. These obligations were related to the funding the Company received from the IIA prior to the date of the agreement under approved plans in accordance with the Israeli Law for Encouragement of Research, Development and Technological Innovation in Industry, 1984 and the regulations and rules of the IIA (the "R&D Law"). As part of the agreement, the Company paid approximately $9.3 million to the IIA and the expense was included in cost of revenues during the second quarter of 2018. The Company could be subject to the payment to the IIA of transfer fees or license fees, if the related know-how is transferred outside of Israel.
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of September 30, 2018, the Company's unrecognized tax benefits totaled $48.9 million, out of which an amount of $23.7 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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

NOTE 9—SHARE INCENTIVE PLANS
Stock Option Plans
On July 25, 2018, the Company's shareholders approved the Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006) (the “Third Restated Plan”), which constitutes an amendment and restatement of the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated Plan”). The Third Restated Plan increased the ordinary shares reserved for issuance under the Second Restated Plan by 2,077,000 shares to 4,467,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminated after March 14, 2016, the effective date of the first amendment and restatement of the Global Share Incentive Plan (2006). The Third Restated Plan also implements certain additional amendments, including specifically providing for the grant of performance share units.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share option activity
Share option activity under the Company's equity incentive plans in the nine months ended September 30, 2018 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,110,061	$38.35
Options exercised	(451,878)	$23.05
Options canceled	(20,522)	$100.57
Outstanding at September 30, 2018	637,661	$47.19
The total pretax intrinsic value of options exercised in the nine months ended September 30, 2018 and 2017 was $25.5 million and $6.3 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $73.45 on September 28, 2018, the last trading day of the quarter ended September 30, 2018, the total pretax intrinsic value of options outstanding at September 30, 2018 was $20.8 million. The total pretax intrinsic value of options outstanding at December 31, 2017 was $35.5 million.
There were 636,308 and 1,107,712 options exercisable at September 30, 2018 and December 31, 2017, respectively. The total pretax intrinsic value of exercisable options at September 30, 2018 was $20.7 million. The total pretax intrinsic value of exercisable options at December 31, 2017 was $35.4 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the nine months ended September 30, 2018 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2017	3,414,705	$48.45
Restricted share units granted	1,640,018	$79.72
Restricted share units vested	(1,087,426)	$48.07
Restricted share units canceled	(475,267)	$51.02
Non-vested restricted share units at September 30, 2018	3,492,030	$62.90
The weighted average fair value of RSUs granted in the nine months ended September 30, 2018 and 2017 was $79.72 and $50.05, respectively.
The total intrinsic value of all outstanding RSUs as of September 30, 2018 and December 31, 2017 was $256.5 million and $220.9 million, respectively.
The non-vested restricted share units at September 30, 2018 included 36,000 performance share units.
Employee Stock Purchase Plan activity
There were 490,123 and 568,876 shares purchased under the ESPP for the nine months ended September 30, 2018 and 2017 at an average price per share of $46.62 and $38.83, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2018:

Number of Shares
Share options outstanding	637,661
Restricted share units outstanding	3,492,030
Shares authorized for future issuance	1,690,557
ESPP shares available for future issuance	2,935,346
Total shares reserved for future issuance as of September 30, 2018	8,755,594
Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Dividend yield	—%	—%
Expected volatility	24.9%	24.6%
Risk free interest rate	2.36%	1.20%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of goods sold	$515	$473	$1,341	$1,530
Research and development	10,395	10,811	26,909	29,799
Sales and marketing	4,645	4,336	11,890	11,684
General and administrative	3,601	2,940	8,906	7,980
Total share-based compensation expense	$19,156	$18,560	$49,046	$50,993
At September 30, 2018, there was $205.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 3.07 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 10—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive income/(loss) before reclassifications, net of taxes	50	(4,528)	(4,478)
Realized (gains)/losses reclassified from accumulated other comprehensive income	4	2,689	2,693
Net current-period other comprehensive income/(loss), net of taxes	54	(1,839)	(1,785)
Balance at September 30, 2018	$747	$(914)	$(167)

Balance at December 31, 2016	$(236)	$(692)	$(928)
Other comprehensive income/(loss) before reclassifications, net of taxes	5	7,844	7,849
Realized (gains)/losses reclassified from accumulated other comprehensive income	6	(5,791)	(5,785)
Net current-period other comprehensive income/(loss), net of taxes	11	2,053	2,064
Balance at September 30, 2017	$(225)	$1,361	$1,136
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2018 and 2017:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$2,689	$(5,791)	Cost of revenues and Operating expenses:
	132	(329)	Cost of revenues
	304	(644)	General and administrative
	238	(566)	Sales and marketing
	2,015	(4,252)	Research and development
Realized (gains)/losses on available-for-sale securities	4	6	Other income, net
Total reclassifications for the period	$2,693	$(5,785)	Total

NOTE 11—INCOME TAXES:
As of September 30, 2018 and December 31, 2017, the Company had gross unrecognized tax benefits of $48.9 million and $45.2 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.6 million at September 30, 2018 and $1.6 million at December 31, 2017.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

During the nine months ended September 30, 2018, the Company released $26.1 million of valuation allowance against the deferred tax assets primarily related to net operating loss carryforwards ("NOLs") and tax credit carryforwards related to its U.S. subsidiaries. After the discontinuation of the Company’s 1550nm silicon photonics development activities in the first quarter of fiscal 2018, the Company expects its U.S. subsidiaries will have sufficient taxable income in the future to utilize the deferred tax assets before they expire.
On December 22, 2017, the Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, an elimination of U.S. federal income taxes on dividends from foreign subsidiaries, a limitation on the tax deductibility of interest expense, limitations to the deductibility of executive officers remuneration, and a change in rules related to uses and limitations of NOLs created in tax years beginning after December 31, 2017.
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
During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. No adjustments to the provisional amounts were recorded during the nine months ended September 30, 2018.
The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.
On August 21, 2018, the Internal Revenue Service issued Notice 2018-68 providing guidance regarding amendments to Section 162(m) of the Internal Revenue Code contained in the Tax Act (“IRS Guidance”), which limit tax deductions for compensation granted to certain executives. Our provision for income taxes for the three and nine months ended September 30, 2018 includes the impact of this tax deduction limitation. However, the impact is not material.
As of September 30, 2018, the 2014 through 2017 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of September 30, 2018, the 2013 through 2017 tax years are open and may be subject to potential examinations in Denmark and Israel. As of September 30, 2018, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2013 to 2015.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $18.7 million for the nine months ended September 30, 2018, increasing diluted earnings per share by approximately $0.34 in the nine months ended September 30, 2018.
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

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
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were (34.0)% and (20.9)% for the nine months ended September 30, 2018 and 2017, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the nine months ended September 30, 2018 resulted primarily from the release of valuation allowance of $26.1 million against the deferred tax assets related to U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation and losses generated from subsidiaries without tax benefit.
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
At September 30, 2018, the Company maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at September 30, 2018, that these deferred tax assets are not more-likely-than-not to be realized.

NOTE 12—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest income and gains on short-term investments, net	$1,459	$1,018	$3,398	$2,846
Foreign exchange loss, net	(300)	(94)	(878)	(414)
Other	(47)	32	(237)	34
Other income, net	$1,112	$956	$2,283	$2,466

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
The Company recorded no employee separation and severance costs during the three months ended September 30, 2018, and recorded $3.5 million of such costs during the nine months ended September 30, 2018. The Company has completed the employee termination activities, and does not expect additional costs related to employee terminations in future periods.
The Company recorded no contract exit costs with vendors during the three months ended September 30, 2018, and recorded $3.4 million of such costs during the nine months ended September 30, 2018. The Company does not expect additional exit costs in future periods.
The Company recorded no impairment charges or losses on disposal of assets during the three months ended September 30, 2018, and recorded $2.4 million of such costs during the nine months ended September 30, 2018. The Company does not expect additional losses on the disposal of assets in future periods.
As of September 30, 2018, the Company is still using the facilities related to the discontinued activities and therefore has not recorded any related restructuring charges. The Company expects to record up to $0.5 million of facility related charges in the fourth quarter of 2018.

NOTE 15—RELATED PARTY TRANSACTIONS:
On June 19, 2018, the Company entered into a settlement agreement (the “Settlement Agreement”) by and among the Company and Starboard Value LP and certain of its affiliates (“Starboard”), together holding, on such date, approximately 10.3% of the Company’s outstanding ordinary shares. The Settlement Agreement provided for, among other things, the concurrent resignations of three members of the Company’s Board of Directors (the “Board”) and the concurrent appointment of two independent directors nominated by Starboard and one mutually agreed upon independent nominee to the Board. Starboard also agreed to terminate its proxy contest against the Company and withdraw its notice of shareholder nomination of individuals for election as directors at the Company's 2018 annual general meeting of shareholders. Furthermore, the Company agreed to reimburse Starboard for its reasonable, documented out-of-pocket fees and expenses (including legal expenses) incurred through the date of the Settlement Agreement in connection with Starboard’s interactions with the Company up to a maximum of $2.0 million. On July 11, 2018, the Company paid $2.0 million for such costs to Starboard.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2018 and results of operations for the three and nine months ending September 30, 2018 and 2017 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended September 30, 2018 were $279.2 million compared to $225.7 million for the three months ended September 30, 2017, representing an increase of $53.5 million, or approximately 23.7%. Revenues for the nine months ended September 30, 2018 were $798.7 million compared to $626.3 million for the nine months ended September 30, 2017, representing an increase of $172.4 million, or approximately 27.5%. Our revenues for the nine months ended September 30, 2018 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across cloud, Web 2.0, HPC, Big Data, artificial intelligence, machine learning, storage, telecommunications, enterprise data center, financial services, and media and entertainment markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 54% and 56% of our total revenues for the nine months ended September 30, 2018 and 2017, respectively. Sales to customers representing 10% or more of revenues accounted for 24% of our total revenues for both the nine months ended September 30, 2018 and 2017, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately eight to ten weeks, lead times for delivery from our cable and transceiver manufacturing subcontractor are approximately ten to twelve weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves. During the recent quarters, our inventory has risen to higher than normal levels to meet expected future growth opportunities. As the growth opportunities are realized, we expect our inventory levels to decrease and the turnover to be more in line with our normal and historical levels during fiscal year 2019.
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
See our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 16, 2018, for a discussion of critical accounting policies and estimates. Other than the adoption of the new revenue standards as discussed in Notes 1, “The Company and Summary of Significant Accounting Policies” and 2, “Revenue” in the notes to the unaudited condensed consolidated financial statements, there have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2017.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Total revenues	100%	100%	100%	100%
Cost of revenues	34	34	36	34
Gross profit	66	66	64	66
Operating expenses:
Research and development	34	40	33	43
Sales and marketing	13	17	14	18
General and administrative	5	6	7	6
Restructuring and impairment charges	—	—	1	—
Total operating expenses	52	63	55	67
Income (loss) from operations	14	3	9	(1)
Interest expense	—	(1)	—	(1)
Other income, net	—	1	—	—
Interest and other, net	—	—	—	(1)
Income (loss) before taxes on income	14	3	9	(2)
Provision for (benefit from) taxes on income	1	1	(2)	1
Net income (loss)	13%	2%	11%	(3)%
Comparison of the Three Months Ended September 30, 2018 to the Three Months Ended September 30, 2017
The following tables represent our total revenues for the three months ended September 30, 2018 and 2017 by product type and interconnect protocol:

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
ICs	$46,397	16.6%	$48,074	21.3%
Boards	130,047	46.6%	84,247	37.3%
Switch systems	53,484	19.2%	56,677	25.1%
Cables, accessories and other	49,283	17.6%	36,701	16.3%
Total Revenue	$279,211	100.0%	$225,699	100.0%

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$51,658	18.5%	$45,067	20.0%
FDR	33,227	11.9%	46,123	20.4%
QDR/DDR/SDR	12,980	4.7%	8,995	4.0%
Total	97,865	35.1%	100,185	44.4%
Ethernet	175,517	62.9%	110,673	49.0%
Other	5,829	2.0%	14,841	6.6%
Total revenue	$279,211	100.0%	$225,699	100.0%
Revenues. Revenues were $279.2 million for the three months ended September 30, 2018, compared to $225.7 million for the three months ended September 30, 2017, representing an increase of $53.5 million, or approximately 23.7%. Ethernet product sales increased by $64.8 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended September 30, 2018 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $183.6 million for the three months ended September 30, 2018, compared to $148.4 million for the three months ended September 30, 2017, representing an increase of $35.3 million, or approximately 23.8%. Gross margin was 65.8% in the three months ended September 30, 2018, which was comparable to the gross margin of 65.7% in the three months ended September 30, 2017.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$51,564	18.6%	$50,480	22.4%
Share-based compensation	10,396	3.8%	10,812	4.8%
Development and tape-out costs	10,546	3.8%	8,115	3.6%
Other	20,424	7.3%	21,509	9.5%
Total Research and development	$92,930	33.5%	$90,916	40.3%
Research and development expenses were $92.9 million for the three months ended September 30, 2018, compared to $90.9 million for the three months ended September 30, 2017, representing an increase of $2.0 million, or approximately 2.2%. The increase in salaries and benefits expenses was primarily attributable to higher bonuses and merit-based increases, partially offset by headcount decreases primarily related to the discontinuation of our 1550nm silicon photonics development activities. The increase in development and tape-out costs was primarily due to higher tape-out costs during the three months ended September 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$22,573	8.1%	$22,842	10.1%
Share-based compensation	4,646	1.7%	4,336	1.9%
Trade shows and promotions	3,376	1.2%	4,188	1.9%
Other	5,749	2.0%	6,463	2.9%
Total Sales and marketing	$36,344	13.0%	$37,829	16.8%
Sales and marketing expenses were $36.3 million for the three months ended September 30, 2018, compared to $37.8 million for the three months ended September 30, 2017, representing a decrease of $1.5 million, or approximately 3.9%. The decrease was primarily due to lower trade show activities and professional services.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,556	2.0%	$5,191	2.3%
Share-based compensation	3,601	1.3%	2,940	1.3%
Professional services	2,946	1.1%	3,185	1.4%
Other	1,792	0.6%	1,723	0.8%
Total General and administrative	$13,895	5.0%	$13,039	5.8%
General and administrative expenses were $13.9 million for the three months ended September 30, 2018, compared to $13.0 million for the three months ended September 30, 2017, representing an increase of $0.9 million, or approximately 6.6%.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Cost of goods sold	$515	$473
Research and development	10,395	10,811
Sales and marketing	4,645	4,336
General and administrative	3,601	2,940
	$19,156	$18,560
Share-based compensation expense was $19.2 million for the three months ended September 30, 2018, compared to $18.6 million for the three months ended September 30, 2017, representing an increase of $0.6 million, or approximately 3.2%. The increase was mainly due to the higher grant date fair values of the 2018 RSU grants.
Restructuring and impairment charges for the three months ended September 30, 2018 primarily consisted of an impairment charge related to fixed assets.
Interest and other, net in the three months ended September 30, 2018 represented income of $1.0 million as compared to an expense of $1.1 million for the three months ended September 30, 2017. The change was primarily attributable to a decrease in interest expense of $2.0 million related to the pay-down of the Term Debt.
Provision for (benefit from) taxes on income. Our provision for taxes on income was $3.5 million for the three months ended September 30, 2018 as compared to a provision for taxes on income of $2.1 million for the three months ended September 30, 2017.
Our effective tax rate was 8.7% and 38.4% for three months ended September 30, 2018 and 2017, respectively. For the three months ended September 30, 2018, the difference between the 8.7% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
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
Comparison of the Nine Months Ended September 30, 2018 to the Nine Months Ended September 30, 2017
The following tables represent our total revenues for the nine months ended September 30, 2018 and 2017 by product type and interconnect protocol:

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
ICs	$103,918	13.0%	$124,559	19.9%
Boards	384,806	48.2%	228,964	36.6%
Switch systems	166,205	20.8%	160,012	25.5%
Cables, accessories and other	143,744	18.0%	112,777	18.0%
Total Revenue	$798,673	100.0%	$626,312	100.0%

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
InfiniBand:
EDR	$166,923	20.9%	$144,126	23.0%
FDR	110,624	13.9%	138,930	22.2%
QDR/DDR/SDR	25,567	3.2%	22,225	3.5%
Total	303,114	38.0%	305,281	48.7%
Ethernet	469,935	58.8%	278,173	44.4%
Other	25,624	3.2%	42,858	6.9%
Total revenue	$798,673	100.0%	$626,312	100.0%
Revenues. Revenues were $798.7 million for the nine months ended September 30, 2018, compared to $626.3 million for the nine months ended September 30, 2017, representing an increase of $172.4 million, or approximately 27.5%. Ethernet product sales increased by $191.8 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the nine months ended September 30, 2018 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $510.4 million for the nine months ended September 30, 2018, compared to $411.1 million for the nine months ended September 30, 2017, representing an increase of $99.3 million, or approximately 24.2%. Gross margin decreased to 63.9% in the nine months ended September 30, 2018 from approximately 65.6% in the nine months ended September 30, 2017. The decrease in gross margin was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018 and changes in product mix. Gross margin for the nine months ended September 30, 2018 is not necessarily indicative of future results.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$155,750	19.5%	$146,681	23.4%
Share-based compensation	26,909	3.4%	29,799	4.8%
Development and tape-out costs	22,529	2.8%	31,058	5.0%
Other	61,320	7.6%	64,217	10.1%
Total Research and development	$266,508	33.3%	$271,755	43.3%
Research and development expenses were $266.5 million for the nine months ended September 30, 2018, compared to $271.8 million for the nine months ended September 30, 2017, representing a decrease of $5.3 million, or approximately 1.9%. The increase in salaries and benefits expenses was primarily attributable to higher bonuses and merit-based salary increases, partially offset by headcount decreases primarily related to the discontinuation of our 1550nm silicon photonics development activities. The decrease in development and tape-out costs was primarily due to lower tape-out costs during the nine months ended September 30, 2018 and the discontinuation of our 1550nm silicon photonics development activities. The decrease in other expenses was mainly due to lower outsourcing of research and development activities during the nine months ended September 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$70,033	8.8%	$67,157	10.6%
Share-based compensation	11,890	1.5%	11,684	1.9%
Trade shows and promotions	11,894	1.5%	14,391	2.3%
Other	17,694	2.2%	18,464	2.9%
Total Sales and marketing	$111,511	14.0%	$111,696	17.7%
Sales and marketing expenses were $111.5 million for the nine months ended September 30, 2018, compared to $111.7 million for the nine months ended September 30, 2017, representing a decrease of $0.2 million, or approximately 0.2%. The increase in salaries and benefits expenses was primarily related to merit-based salary increases, higher bonuses and sales commissions, partially offset by headcount decreases. The decrease in trade shows and promotions was primarily due to lower trade show activities.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Nine Months Ended September 30,
	2018	% of Revenues	2017	% of Revenues
	(dollars in thousands)
Salaries and benefits	$17,200	2.2%	$15,919	2.5%
Share-based compensation	8,906	1.1%	7,980	1.2%
Professional services	22,400	2.8%	9,100	1.5%
Other	5,540	0.7%	5,035	0.9%
Total General and administrative	$54,046	6.8%	$38,034	6.1%
General and administrative expenses were $54.0 million for the nine months ended September 30, 2018, compared to $38.0 million for the nine months ended September 30, 2017, representing an increase of $16.0 million, or approximately 42.1%. The increase in professional services was primarily due to $13.5 million of expenses related to the proxy contest during the nine months ended September 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cost of goods sold	$1,341	$1,530
Research and development	26,909	29,799
Sales and marketing	11,890	11,684
General and administrative	8,906	7,980
	$49,046	$50,993
Share-based compensation expense was $49.0 million for the nine months ended September 30, 2018, compared to $51.0 million for the nine months ended September 30, 2017, representing a decrease of $1.9 million, or approximately 3.8%. The decrease was mainly due to the headcount decreases.
Restructuring and impairment charges for the nine months ended September 30, 2018 primarily consisted of employee termination and severance costs of $3.5 million, contract exit costs with vendors of $3.4 million, and impairment charges and a net loss on disposal of assets of $2.4 million primarily related to the discontinuation of our 1550nm silicon photonics development activities. There was also a $0.9 million impairment charge on fixed assets not related to the 1550nm silicon photonics development activities recorded during the third quarter of 2018.
Interest and other, net in the nine months ended September 30, 2018 represented income of $0.2 million as compared to an expense of $3.5 million for the nine months ended September 30, 2017. The change was primarily attributable to a decrease in interest expense of $3.9 million related to the pay down of the Term Debt.
Provision for (benefit from) taxes on income. Our benefit from taxes on income was $23.2 million for the nine months ended September 30, 2018 as compared to a provision for taxes on income of $2.9 million for the nine months ended September 30, 2017.
Our effective tax rate was (34.0)% and (20.9)% for nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, the difference between the (34.0)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the release of a valuation allowance of $26.1 million against the deferred tax assets related to our U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of September 30, 2018, our principal sources of liquidity consisted of cash and cash equivalents of $64.2 million and short-term investments of $286.0 million. In our first quarter ended March 31, 2016, we completed the acquisition of EZchip and financed it with cash on hand and with $280.0 million from a variable-interest rate three-year Term Debt. On April 30, 2018, we paid off all outstanding principal and interest related to the Term Debt.
We are an Israeli company and as of September 30, 2018, our subsidiaries outside of Israel held approximately $16.0 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash and cash equivalents	$64,248	$62,473
Short-term investments	285,955	211,281
Total	$350,203	$273,754
Working capital	$419,025	$310,286
Our ratio of current assets to current liabilities was 3.2:1 and 2.6:1 at September 30, 2018 and December 31, 2017, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $168.5 million in the nine months ended September 30, 2018. The adjustments from net income of $91.4 million to net cash provided by operating activities mainly included net non-cash items of $101.3 million, partially offset by changes in assets and liabilities of $21.1 million and a gain on investments of $3.1 million. Non-cash items consisted primarily of $77.5 million of depreciation and amortization, and $49.0 million of share-based compensation, partially offset by the increase in deferred tax assets of $28.0 million primarily due to the release of a valuation allowance. The $21.1 million cash outflow from changes in assets and liabilities was attributed to an increase in inventory of $41.8 million primarily due to higher demand for our products and a decrease of $4.3 million in accrued liabilities and other liabilities, partially offset by a decrease in accounts receivable of $11.4 million primarily due to timing of invoicing and collections and an increase in accounts payable of $13.7 million primarily due to an increase in inventory related purchases and timing of payments.
Net cash provided by our operating activities amounted to $94.4 million in the nine months ended September 30, 2017. The adjustments from net loss of $16.8 million to net cash provided by operating activities mainly included net non-cash items of $126.9 million, partially offset by gain on investments of $2.6 million, and changes in assets and liabilities of $13.0 million. Non-cash expenses consisted primarily of $76.6 million of depreciation and amortization, and $51.0 million of share-based compensation. The $13.0 million cash outflow from changes in assets and liabilities is attributed to a decrease of accounts payable of $14.9 million primarily due to timing of payments, an increase in prepaid expenses and other assets of $5.8 million, and a decrease of $3.1 million in accrued liabilities and other liabilities, partially offset by a decrease in accounts receivable of $8.4 million primarily due to timing of invoicing and collections, and a decrease in inventory of $2.3 million.
Investing Activities
Net cash used in investing activities was $119.5 million in the nine months ended September 30, 2018. Cash used in investing activities was primarily attributable to the net purchases of short-term investments of $71.5 million, $29.0 million for purchases of property and equipment, $7.5 million for purchases of investments in private companies, $7.4 million for acquisitions, and $6.5 million for purchases of intangible assets, partially offset by the proceeds from sales of property and equipment of $3.2 million.
Net cash used in investing activities was $65.9 million in the nine months ended September 30, 2017. Cash used in investing activities was primarily attributable to $35.2 million for purchases of property and equipment, $13.5 million for purchases of investments in private companies, net purchases of short-term investments of $13.4 million, and $1.8 million for purchases of intangible assets.
Financing Activities
Net cash used in financing activities was $47.3 million in the nine months ended September 30, 2018. Cash used in financing activities was primarily due to $74.0 million of principal payments on the Term Debt and $6.5 million of payments on intangible asset financings. These were partially offset by $33.3 million of proceeds from issuances of ordinary shares through our employee equity incentive plans.
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
Contractual Obligations
The following table summarizes our contractual obligations at September 30, 2018 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

	Contractual Obligations:
	Total	Non-cancelable operating lease commitments	Purchase commitments
	(in thousands)
2018 (remainder of the year)	$126,491	$5,946	$120,545
2019	125,617	23,263	102,354
2020	21,824	19,728	2,096
2021	17,644	17,108	536
2022	12,950	12,689	261
Thereafter	76,640	76,640	—
Total	$381,166	$155,374	$225,792
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
Other Commitments
For additional information about other commitments, see Note 8, "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements.
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
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash, money market funds, time deposits and interest bearing investments in government debt securities, commercial paper, corporate bonds and municipal bonds with an average maturity of 7.8 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis point change in interest rates would have a $1.5 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $0.2 million at September 30, 2018. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ending September 30, 2018, approximately $18.7 million of our monthly expenses were denominated in NIS. As of September 30, 2018, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 232.4 million NIS, or approximately $64.1 million based upon the exchange rate on that day. In addition, as of September 30, 2018, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 140.0 million NIS, or approximately $38.6 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and V.P., Corporate Controller, of the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on this evaluation, our CEO and V.P., Corporate Controller concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2018, sales to Dell accounted for 11.4% of our total revenues. Sales to our top ten customers represented 50.6% and 57.1% of our total revenues for the three months ended September 30, 2018 and 2017, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
We are experiencing a period of company growth and expansion. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and financial resources. We plan to hire additional employees to support an increase in research and development and strengthen our sales and marketing and general and administrative efforts. To successfully manage our growth, we believe we must effectively:

•	manage and enhance our relationships with customers, distributors, suppliers, end users and other third parties;

•	implement additional, and enhance existing, administrative, financial and operations systems, procedures and controls;

•	address capacity shortages;

•	manage inventory levels;

•	expand and upgrade our technological capabilities;

•	manage the challenges of having U.S., Israeli and other foreign operations; and

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
Our intangible assets and goodwill are significant. As of September 30, 2018, we had recorded $668.5 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
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
We derived 63.5% and 61.9% of our revenues in the nine months ended September 30, 2018 and 2017, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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

•
licenses, tariffs, other trade barriers, transit restrictions and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets, including the tariffs recently enacted and proposed by the U.S. government on various imports from China and by the Chinese government on certain U.S. goods, the scope and duration of which remain uncertain;

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
We sell our products into many countries and we also source many components and materials for our products from various countries. Such global resourcing enables us to minimize or mitigate the impact of tariffs and other regulatory taxes or duties. Nonetheless, the recently imposed U.S. tariffs could have a negative impact on our business, financial condition or results of operations. Further, an increase in tariffs or the imposition of additional tariffs and the potential escalation of a trade war and retaliatory measures could adversely affect our business, financial condition or results of operations.
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
We have received grants from the IIA for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with IIA grants, we are subject to restrictions on transfer of the know-how, including outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the IIA which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment to IIA of a transfer fee or license fees, calculated according to the formulas provided in the R&D Law which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the IIA, requires us to obtain the approval of the IIA and may result in increased amounts to be paid to the IIA as well as in increased royalty rate. Transfer of know-how to another Israeli entity requires the approval of IIA as well as full or partial assumption of the liabilities to IIA by the other entity. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the IIA. We cannot be certain that any approval of the IIA will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with IIA funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the IIA, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability. The restrictions regarding the use and transfer of know-how (including for the purpose of manufacturing) apply also to any IIA programs that are under a royalty payments agreement and to non-royalty-bearing programs.
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
As of September 30, 2018, based on information filed with the SEC or reported to us, Starboard Value LP and certain of its affiliates ("Starboard") beneficially owned an aggregate of approximately 8.6% of our outstanding ordinary shares. Starboard and any other shareholders acquiring beneficial ownership of a significant amount of our outstanding ordinary shares may have significant influence over the outcome of corporate actions requiring shareholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.
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

Provisions of our amended and restated articles of association may discourage, delay or prevent a merger, acquisition or other change in control that shareholders may consider favorable, including transactions in which shareholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our shareholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

•	no cumulative voting;

•	a requirement for the approval of the shareholders of at least a majority of the voting power of the Company for any merger involving the Company;

•
a requirement for the approval of at least 75% of the voting power represented at the general meeting of the shareholders for the removal of any director from office, and election of any director instead of the director so removed; and

•	an advance notice requirement for shareholder proposals and nominations.
Furthermore, Israeli tax law treats some acquisitions, particularly share-for-share swaps between an Israeli company and a foreign company, less favorably than U.S. tax law. Under certain circumstances and subject to receiving a ruling from the Israeli Income Tax Authority, Israeli tax law generally provides that a shareholder who exchanges our shares for shares that are listed for trading on a securities exchange in a foreign corporation is treated as if the shareholder has sold the shares. In such a case, the shareholder will generally be subject to Israeli taxation on any capital gains from the sale of shares (after two years, with respect to one half of the shares, and after four years, with respect to the balance of the shares, in each case unless the shareholder sells such shares at an earlier date), unless a relevant tax treaty between Israel and the country of the shareholder's residence exempts the shareholder from Israeli tax, resulting in taxation before disposition of the investment in the foreign corporation. For a further discussion of Israeli laws relating to mergers and acquisitions, please see "Risk Factors - Risks Related to Operations in Israel and Other Foreign Countries - Provisions of Israeli law may delay, prevent or make difficult an acquisition of our company, which could prevent a change of control and therefore depress the price of our shares." These provisions in our amended and restated articles of association and other provisions of Israeli law could limit the price that investors are willing to pay in the future for our ordinary shares.
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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Not applicable.

ITEM 6 — EXHIBITS

3.1	(1)	Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018)
10.1	(2)	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives
10.2	(3)	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives
10.3	(4)
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For All Participants (Other than Participants in Israel) under the Third Amended and Restated Global Share Incentive Plan (2006)

10.4	(5)	Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006)
10.5	(6)
Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in the United States under the Third Amended and Restated Global Share Incentive Plan (2006)

10.6	(7)	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006)
10.7	(8)	Third Amended and Restated Global Share Incentive Plan (2006)
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Interim Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Interim Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(2)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(3)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(4)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(5)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(6)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(7)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(8)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2018.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 2, 2018	Mellanox Technologies, Ltd.

/s/ Eric Johnson
Eric Johnson
V.P., Corporate Controller
(Interim Principal Financial and Accounting Officer)