Form 10-Q
period 2019-03-31
Mellanox Technologies, Ltd.
filed 2019-05-09
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Ordinary Shares, nominal value NIS 0.0175 per share	MLNX	The Nasdaq Global Market

The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of May 3, 2019, was 54,775,549.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2019	2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$75,352	$56,766
Short-term investments	477,211	381,724
Accounts receivable, net	171,718	150,625
Inventories	95,656	104,381
Other current assets	23,320	16,942
Total current assets	843,257	710,438
Property and equipment, net	107,509	105,334
Severance assets	5,067	17,043
Intangible assets, net	166,686	179,328
Right of use assets	65,733	—
Goodwill	473,916	473,916
Deferred taxes and other long-term assets	95,605	101,139
Total assets	$1,757,773	$1,587,198
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,349	$70,336
Accrued liabilities	145,901	121,878
Deferred revenue	22,840	20,558
Lease liabilities, current	17,730	—
Total current liabilities	249,820	212,772
Accrued severance	6,145	21,645
Deferred revenue	19,565	18,665
Lease liabilities, long term	53,660	—
Other long-term liabilities	33,673	32,468
Total liabilities	362,863	285,550
Commitments and Contingencies - (see Note 9)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 54,532 and 53,918 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	236	233
Additional paid-in capital	1,023,943	982,677
Accumulated other comprehensive income (loss)	2,322	(1,051)
Retained earnings	368,409	319,789
Total shareholders’ equity	1,394,910	1,301,648
Total liabilities and shareholders' equity	$1,757,773	$1,587,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Total revenues	$305,217	$251,000
Cost of revenues	108,086	88,998
Gross profit	197,131	162,002
Operating expenses:
Research and development	92,205	86,426
Sales and marketing	40,097	39,494
General and administrative	19,271	16,516
Restructuring and impairment charges	903	7,587
Total operating expenses	152,476	150,023
Income from operations	44,655	11,979
Interest expense	(14)	(1,171)
Other income, net	8,245	638
Interest and other, net	8,231	(533)
Income before taxes on income	52,886	11,446
Provision for (benefit from) taxes on income	4,266	(26,397)
Net income	$48,620	$37,843
Net income per share — basic	$0.90	$0.73
Net income per share — diluted	$0.87	$0.71
Shares used in computing net income per share:
Basic	54,227	51,819
Diluted	55,794	53,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$48,620	$37,843
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	782	(293)
Change in unrealized gains (losses) on derivative contracts, net of tax	2,591	(1,338)
Other comprehensive income (loss), net of tax	3,373	(1,631)
Total comprehensive income, net of tax	$51,993	$36,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2018	53,918,208	$233	$982,677	$(1,051)	$319,789	$1,301,648

Net income					48,620	48,620
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				3,373		3,373
Share-based compensation			24,242			24,242
Issuances of shares through employee equity incentive plans	451,535	2	5,970			5,972
Issuance of shares through employee share purchase plan	162,573	1	11,054			11,055
Balance at March 31, 2019	54,532,316	$236	$1,023,943	$2,322	$368,409	$1,394,910

Balance at December 31, 2017	51,487,650	$221	$873,979	$1,618	$181,630	$1,057,448

Net income					37,843	37,843
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				(1,631)		(1,631)
Effect of adopting Topic 606					4,501	4,501
Share-based compensation			14,974			14,974
Issuances of shares through employee equity incentive plans	384,523	2	2,708			2,710
Issuance of shares through employee share purchase plan	288,017	1	11,347			11,348
Balance at March 31, 2018	52,160,190	$224	$903,008	$(13)	$223,974	$1,127,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$48,620	$37,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,962	26,442
Deferred income taxes	—	(26,827)
Share-based compensation	24,242	14,974
Gain on short-term investments, net	(2,758)	(886)
Gain on sale of an investment in a privately-held company	(9,128)	—
Impairment charges	2,544	139
Changes in assets and liabilities:
Accounts receivable	(21,093)	11,316
Inventories	7,293	(5,654)
Prepaid expenses and other assets	(3,552)	(1,349)
Accounts payable	(7,407)	3,911
Accrued liabilities and other liabilities	25,709	(4,504)
Net cash provided by operating activities	88,432	55,405

Cash flows from investing activities:
Purchase of severance-related insurance policies	(90)	(317)
Purchase of short-term investments	(191,203)	(20,899)
Proceeds from sales and maturities of short-term investments	99,256	37,047
Proceeds from sale of an investment in a privately-held company	16,887	—
Purchase of property and equipment	(7,686)	(7,226)
Purchase of intangible assets	(1,678)	(6,315)
Purchase of investments in privately-held companies	—	(2,500)
Net cash used in investing activities	(84,514)	(210)

Cash flows from financing activities:
Principal payments on term debt	—	(39,000)
Payments on intangible asset financings	(2,303)	(2,173)
Proceeds from issuances of ordinary shares through employee equity incentive plans and employee share purchase plan	17,027	14,058
Net cash provided by (used in) financing activities	14,724	(27,115)

Net increase in cash, cash equivalents, and restricted cash	18,642	28,080
Cash, cash equivalents, and restricted cash at beginning of period	64,650	70,498
Cash, cash equivalents, and restricted cash at end of period	$83,292	$98,578

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$717	$549
Unpaid additions to property and equipment	$2,771	$2,254
Transfer from inventory to property and equipment	$1,432	$425

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
Pending Merger with NVIDIA Corporation
On March 10, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NVIDIA Corporation, a Delaware corporation (“NVIDIA”), NVIDIA International Holdings Inc., a Delaware corporation and wholly owned subsidiary of NVIDIA (“Parent”) and Teal Barvaz Ltd., a wholly owned subsidiary of Parent organized under the laws of the State of Israel and wholly owned subsidiary of Parent (“Merger Sub”). NVIDIA has agreed to guarantee the payment and performance obligations of Parent under the Merger Agreement. The Merger Agreement and the Merger (as defined below) have been approved by the boards of directors of the Company, NVIDIA, Parent and Merger Sub.
The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) in accordance with Sections 314-327 of the Companies Law 5759-1999 of the State of Israel, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.
At the effective time of the Merger (the “Effective Time”), each ordinary share, par value NIS 0.0175 per share, of the Company (a “Company Share”) issued and outstanding immediately prior to the Effective Time, other than any shares owned by the Company, Parent and their respective subsidiaries or any shares held in the Company’s treasury, will be deemed to have been transferred to the Parent in exchange for the right to receive $125.00 in cash, without interest and subject to applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of the Company’s shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected by the end of calendar year 2019.
The Merger Agreement contains certain customary termination rights by either the Company or Parent, including if the Merger is not consummated by December 10, 2019, subject to two three-month extensions in order to obtain required regulatory approvals. If the Merger Agreement is terminated under certain circumstances, including termination by the Company to enter into a superior proposal, a termination by Parent following a change of the Company’s board of directors’ recommendation or a termination by Parent as a result of a willful material breach of the Merger Agreement’s no-solicitation obligations by the Company, the Company will be obligated to pay to Parent a termination fee equal to $225 million in cash. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain certain regulatory approvals, Parent will be obligated to pay the Company a termination fee equal to $350 million in cash.
The Company recorded transaction-related costs of $4.4 million, principally for investment banking and legal fees associated with the pending acquisition, during the three months ended March 31, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the three months ended March 31, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
Principles of presentation
The unaudited condensed consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter.
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
Significant accounting policies
Other than our new accounting policy related to the new lease standard (see Note 14, "Leases"), there have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.
Restricted cash
The Company maintains certain cash amounts that are restricted as to withdrawal or use over the long-term. The cash is securing bank guarantees primarily issued against long-term tenancy agreements. The long-term restricted cash balance of $7.9 million and $8.0 million was reported in other long-term assets on the balance sheet as of March 31, 2019 and 2018, respectively, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the three months ended March 31, 2019 and 2018, respectively. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	March 31,
	2019	2018
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$75,352	$90,578
Restricted cash in other long-term assets, as reported on the balance sheets	7,940	8,000
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$83,292	$98,578
Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended March 31,
	2019	2018
Dell Technologies Inc. ("Dell")	15%	10%
Hewlett Packard Enterprise ("HPE")	*	17%
____________________
* Less than 10%
The following table summarizes accounts receivable balances in excess of 10% of total accounts receivable as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Dell	11%	*
____________________
* Less than 10%

Product warranty
The following table provides changes in the product warranty accrual for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance, beginning of the period	$1,376	$889
New warranties issued during the period	844	349
Reversal of warranty reserves	(5)	—
Settlements during the period	(691)	(301)
Balance, end of the period	1,524	937
Less: long-term portion of product warranty liability	(318)	(172)
Current portion, end of the period	$1,206	$765

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net income per share
The following table sets forth the computation of basic and diluted net income per share for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net income	$48,620	$37,843
Basic and diluted shares:
Weighted average ordinary shares outstanding	54,227	51,819
Effect of dilutive shares	1,567	1,827
Shares used to compute diluted net income per share	55,794	53,646
Net income per share — basic	$0.90	$0.73
Net income per share — diluted	$0.87	$0.71
The Company excluded 0.1 million and 0.2 million potentially dilutive share options and restricted share units ("RSUs") from the computation of diluted net income per share for the three months ended March 31, 2019 and 2018, respectively, because including them would have had an anti-dilutive effect.
Adoption of new accounting principles
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a right-of-use asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory.
The standard became effective for the Company on January 1, 2019. The Company elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption. The adoption of the standard had a material impact on the Company's condensed consolidated balance sheets due to the recognition of the right-of-use ("ROU") assets and lease liabilities related to the Company's operating leases. In addition, a material portion of the Company's leases are denominated in currencies other than the U.S. Dollar, mainly in New Israeli Shekels ("NIS"). As a result, the associated lease liabilities were remeasured using the current exchange rate, which resulted in non-operating foreign exchange losses. The standard did not have a material impact on the Company's results of operations or cash flows. See Note 14, "Leases" for details about the impact from adopting the new lease standard and other required disclosures.
Recent accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This standard becomes effective for the Company beginning January 1, 2020. The Company is currently assessing the effect that this ASU will have on its condensed consolidated financial statements and related disclosures.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—REVENUE
Revenues by geographic region for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
United States	$110,294	$96,260
China	78,140	56,213
Europe	47,246	35,996
Other Americas	25,729	27,740
Other Asia	43,808	34,791
Total revenues	$305,217	$251,000
The following tables represent our total revenues for the three months ended March 31, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
ICs	$60,623	$28,587
Boards	108,430	118,051
Switch systems	82,058	55,647
Cables, accessories and other	54,106	48,715
Total revenues	$305,217	$251,000

	Three Months Ended March 31,
	2019	2018
	(in thousands)
InfiniBand:
HDR	$23,193	$—
EDR	59,643	55,946
FDR	40,598	41,748
QDR/DDR/SDR	14,704	5,444
Total	138,138	103,138
Ethernet	160,893	136,948
Other	6,186	10,914
Total revenues	$305,217	$251,000
Contract balances
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the significant changes in the deferred revenue balance during the three months ended March 31, 2019:

(in thousands)
Balance, beginning of the period	$39,223
New deferred revenue	11,155
Reclassification to revenues during the year (1)	(7,973)
Balance, end of the period	42,405
Less: long-term portion of deferred revenue	19,565
Current portion, end of the period	$22,840
(1) Of the total reclassification from deferred revenue to revenues, $6.2 million was related to the beginning balance, and $1.8 million was related to the new deferred revenue during the period.
Unsatisfied performance obligations, other than extended warranty and post-contract customer support, primarily represent contracts with future delivery dates. As of March 31, 2019, the Company had $69.5 million of unbilled transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied related to contracts with an original duration over one year. The Company expects to invoice and recognize the revenue as it satisfies each performance obligation during a period of three years. The foregoing excludes the value of the remaining unsatisfied performance obligations related to contracts that have original durations of one year or less.
The Company recognizes assets for the material incremental costs of obtaining contracts with customers if it expects the benefit of those costs to be longer than one year. The Company allocates these assets proportionally to the performance obligations in the contracts and amortizes them as the performance obligations are satisfied. During the three months ended March 31, 2019, the Company recognized $11.3 million of assets related to costs to obtain contracts, and amortized $3.5 million of these assets during the same period. The unamortized balance of the assets was $7.8 million as of March 31, 2019.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	March 31, 2019	December 31, 2018
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$179,218	$156,525
Less: unearned distribution price adjustments allowance	(7,000)	(5,400)
Less: allowance for doubtful accounts	(500)	(500)
	$171,718	$150,625
Inventories:
Raw materials	$18,442	$19,391
Work-in-process	35,305	39,425
Finished goods	41,909	45,565
	$95,656	$104,381
Property and equipment, net:
Computer, equipment, and software	$187,033	$180,125
Furniture and fixtures	1,876	2,140
Leasehold improvements	47,169	46,179
	236,078	228,444
Less: Accumulated depreciation and amortization	(128,569)	(123,110)
	$107,509	$105,334
Deferred taxes and other long-term assets:
Equity investments in privately-held companies	$30,807	$40,300
Deferred taxes	50,660	50,660
Long-term restricted cash	7,940	7,884
Other assets	6,198	2,295
	$95,605	$101,139
Accrued liabilities:
Payroll and related expenses	$87,346	$76,788
Accrued expenses	37,446	28,821
Intangible asset financings	4,171	4,488
Derivative contracts payable	318	2,536
Product warranty liability	1,206	1,090
Other	15,414	8,155
	$145,901	$121,878
Other long-term liabilities:
Income tax payable	$31,116	$25,600
Deferred rent	—	2,532
Other	2,557	4,336
	$33,673	$32,468

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of March 31, 2019 and December 31, 2018, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$2,842	$—	$2,842
Certificates of deposit	—	123,972	123,972
U.S. Government and agency securities	—	70,683	70,683
Commercial paper	—	71,234	71,234
Corporate bonds	—	159,983	159,983
Municipal bonds	—	18,403	18,403
Foreign government bonds	—	32,936	32,936
	2,842	477,211	480,053
Long-term restricted cash	—	7,940	7,940
Derivative contracts	—	796	796
Total financial assets	$2,842	$485,947	$488,789
Derivative contracts	—	318	318
Total financial liabilities	$—	$318	$318

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,265	$—	$1,265
Certificates of deposit	—	95,038	95,038
U.S. Government and agency securities	—	50,670	50,670
Commercial paper	—	57,443	57,443
Corporate bonds	—	128,765	128,765
Municipal bonds	—	17,506	17,506
Foreign government bonds	—	32,302	32,302
	1,265	381,724	382,989
Long-term restricted cash	—	7,884	7,884
Derivative contracts	—	96	96
Total financial assets	$1,265	$389,704	$390,969
Derivative contracts	—	2,536	2,536
Total financial liabilities	$—	$2,536	$2,536
There were no transfers between Level 1 and Level 2 securities during the three months ended March 31, 2019 and 2018.

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$72,510	$—	$—	$72,510
Money market funds	2,842	—	—	2,842
Certificates of deposit	123,971	18	(17)	123,972
U.S. Government and agency securities	70,562	142	(21)	70,683
Commercial paper	71,280	11	(57)	71,234
Corporate bonds	159,727	350	(94)	159,983
Municipal bonds	18,390	21	(8)	18,403
Foreign government bonds	32,875	64	(3)	32,936
Total	552,157	606	(200)	552,563
Less amounts classified as cash and cash equivalents	(75,352)	—	—	(75,352)
Short-term investments	$476,805	$606	$(200)	$477,211

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$55,501	$—	$—	$55,501
Money market funds	1,265	—	—	1,265
Certificates of deposit	95,080	1	(43)	95,038
U.S. Government and agency securities	50,643	64	(37)	50,670
Commercial paper	57,529	—	(86)	57,443
Corporate bonds	129,042	27	(304)	128,765
Municipal bonds	17,512	2	(8)	17,506
Foreign government bonds	32,294	26	(18)	32,302
Total	438,866	120	(496)	438,490
Less amounts classified as cash and cash equivalents	(56,766)	—	—	(56,766)
Short-term investments	$382,100	$120	$(496)	$381,724
Interest income and gains on short-term investments, net were $3.0 million and 1.0 million for the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were $0.2 million. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").
The contractual maturities of short-term investments at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$332,122	$332,157	$281,303	$280,959
Due in one to three years	144,683	145,054	100,797	100,765
	$476,805	$477,211	$382,100	$381,724
Equity investments in privately-held companies:
As of March 31, 2019 and December 31, 2018, the Company held a total of $30.8 million and $40.3 million, respectively, in equity investments in privately-held companies. During the three months ended March 31, 2019, one of the investees of the Company's equity investments in privately-held companies was acquired. As a result, the Company recorded a gain on sale of $9.1 million in the first quarter of 2019. In addition, $3.2 million of the consideration owed to the Company was held back in an escrow account as of March 31, 2019. The final amount released from escrow, if any, will be recognized as an additional gain on sale when released. While performing its review for impairment for the first quarter of 2019, the Company noted an observable price change related to one of its investments in a privately-held company. As a result, the Company recorded an impairment charge of $1.8 million in the first quarter of 2019. The gain on sale and the impairment charge were reported in other income, net on the condensed consolidated statement of operations.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
There has been no change in the carrying amount of goodwill of $473.9 million during the three months ended March 31, 2019.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The carrying amounts of intangible assets as of March 31, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$51,941	$(33,547)	$18,394	1-8
Developed technology	285,443	(174,114)	111,329	4-7
Customer relationships	69,776	(32,813)	36,963	4-9
Trade names	5,600	(5,600)	—	3
Total intangible assets	$412,760	$(246,074)	$166,686
The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$49,546	$(30,062)	$19,484	1-8
Developed technology	285,443	(164,406)	121,037	4-7
Customer relationships	69,776	(31,246)	38,530	4-9
Trade names	5,600	(5,323)	277	3
Total intangible assets	$410,365	$(231,037)	$179,328
Amortization expense of intangible assets totaled approximately $15.0 million and $16.3 million for the three months ended March 31, 2019 and 2018, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2019 (remainder of the year)	$47,339
2020	51,784
2021	39,343
2022	11,982
2023	8,115
Thereafter	8,123
Total	$166,686

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at March 31, 2019 and December 31, 2018 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	March 31, 2019		December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$796	$300	$27	$2,122
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$18	$69	$414
Total derivatives	$796	$318	$96	$2,536
The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$74,257	$92,956
Derivatives not designated as hedging instruments
Currency forward and option contracts	$45,389	$57,844
Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of March 31, 2019 and December 31, 2018 and their effect on OCI for the three months ended March 31, 2019:

(in thousands)
December 31, 2018	$(1,978)
Amount of gain recognized in OCI (effective portion)	2,553
Amount of loss reclassified from OCI to income (effective portion)	38
March 31, 2019	$613
Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
	(in thousands)
Operating income (loss)	$(38)	$535	$—	$—
Other income, net	$—	$—	$1,563	$(890)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 8—EMPLOYEE BENEFIT PLANS:
Under Israeli law, the Company is required to make severance payments to certain of its retired or dismissed Israeli employees. For employees hired prior to January 1, 2007 ("Group One"), the severance pay liability is calculated based on the last monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the purchase of insurance policies or pension funds in the name of the employees. The surrender value of the insurance policies or pension funds is presented in long-term assets.
The severance pay detail is as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued severance liabilities	$6,145	$21,645
Severance assets	5,067	17,043
Unfunded portion	$1,078	$4,602
For other Israeli employees ("Group Two"), the Company's contributions for severance pay replace its severance obligation. When the Company makes the monthly contribution equal to 8.3% of the employee's monthly salary to an insurance policy or pension fund, no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited on behalf of the employee for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.
During the first quarter of 2019, a significant portion of the employees in Group One elected to move to Group Two under settlement agreements with the Company. Under Israeli law, and according to the settlement agreements, the Company is obligated to settle these employees' net severance liabilities that had been accumulated for them up to June 30, 2018. The Company reclassed the accumulated amount of severance assets and accrued severance liabilities as of June 30, 2018 related to these employees to accrued liabilities as of March 31, 2019. The Company paid the net severance liabilities in April 2019.

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
See Note 14 "Leases" for lease-related commitments as of March 31, 2019.
Purchase commitments

At March 31, 2019, the Company had the following non-cancelable purchase commitments:

(in thousands)
2019 (remainder of the year)	$167,626
2020	8,817
2021	1,093
2022	327
Total	$177,863
Other Commitments
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2019, the Company's unrecognized tax benefits totaled $52.7 million, out of which an amount of $31.8 million would reduce the Company's income tax expense and effective tax rate, if recognized.
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
The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount of a loss or potential loss. The Company may be unable to estimate the reasonably possible loss or range of loss for a particular legal contingency for various reasons, including, among others: (i) if the damages sought are indeterminate; (ii) if proceedings are in the early stages; (iii) if there is uncertainty as to the outcome of pending proceedings (including motions and appeals); (iv) if there is uncertainty as to the likelihood of settlement and the outcome of any negotiations with respect thereto; (v) if there are significant factual issues to be determined or resolved; (vi) if the proceedings involve a large number of parties; (vii) if relevant law is unsettled or novel or untested legal theories are presented; or (viii) if the proceedings are taking place in jurisdictions where the laws are complex or unclear. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

NOTE 10—SHARE INCENTIVE PLANS
Share option plans
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
Share option activity
Share option activity under the Company's equity incentive plans in the three months ended March 31, 2019 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	494,503	$50.73
Options exercised	(174,616)	$34.20
Options canceled	(920)	$101.37
Outstanding at March 31, 2019	318,967	$59.63
The total pretax intrinsic value of options exercised in the three months ended March 31, 2019 and 2018 was $12.0 million and $5.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Company's ordinary shares of $118.36 on March 29, 2019, the last trading day of the quarter ended March 31, 2019, the total pretax intrinsic value of options outstanding at March 31, 2019 was $18.7 million. The total pretax intrinsic value of options outstanding at December 31, 2018 was $21.8 million.
There were 318,238 and 493,462 options exercisable at March 31, 2019 and December 31, 2018, respectively. The total pretax intrinsic value of exercisable options at March 31, 2019 was $18.7 million. The total pretax intrinsic value of exercisable options at December 31, 2018 was $21.7 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the three months ended March 31, 2019 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2018	3,294,163	$65.05
Restricted share units granted	1,016,833	$100.59
Restricted share units vested	(276,919)	$51.23
Restricted share units canceled	(78,942)	$66.15
Non-vested restricted share units at March 31, 2019	3,955,135	$75.14
The weighted average fair value of RSUs granted in the three months ended March 31, 2019 and 2018 was $100.59 and $65.62, respectively.
The total intrinsic value of all outstanding RSUs as of March 31, 2019 and December 31, 2018 was $468.1 million and $304.3 million, respectively.
The non-vested restricted share units at March 31, 2019 included 36,000 performance share units. The PSUs will vest and be earned based on the Company’s achievement of relative total shareholder return and average non-GAAP net operating margin over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020, subject to the continued service to the Company through the end of the performance period. The number of shares that will actually vest ranges from zero to 175% of the target.
Employee Stock Purchase Plan activity
There were 162,573 and 288,017 shares purchased under the ESPP for the three months ended March 31, 2019 and 2018 at an average price per share of $68.00 and $39.40, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of March 31, 2019:

Number of Shares
Share options outstanding	318,967
Restricted share units outstanding	3,955,135
Shares authorized for future issuance	693,480
ESPP shares available for future issuance	2,772,773
Total shares reserved for future issuance as of March 31, 2019	7,740,355

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Dividend yield	—%	—%
Expected volatility	42.6%	37.2%
Risk free interest rate	2.44%	1.20%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of goods sold	$684	$411
Research and development	13,241	8,174
Sales and marketing	5,652	3,599
General and administrative	4,665	2,790
Total share-based compensation expense	$24,242	$14,974
At March 31, 2019, there was $268.3 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 3.23 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2018	$927	$(1,978)	$(1,051)
Other comprehensive income/(loss) before reclassifications, net of taxes	775	2,553	3,328
Realized (gains)/losses reclassified from accumulated other comprehensive income	7	38	45
Net current-period other comprehensive income/(loss), net of taxes	782	2,591	3,373
Balance at March 31, 2019	$1,709	$613	$2,322

Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive income/(loss) before reclassifications, net of taxes	(293)	(803)	(1,096)
Realized (gains)/losses reclassified from accumulated other comprehensive income	—	(535)	(535)
Net current-period other comprehensive income/(loss), net of taxes	(293)	(1,338)	(1,631)
Balance at March 31, 2018	$400	$(413)	$(13)
The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Statement of Operations
	Three Months Ended March 31,
	2019	2018
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$38	$(535)	Cost of revenues and Operating expenses:
	2	(26)	Cost of revenues
	4	(64)	General and administrative
	3	(47)	Sales and marketing
	29	(398)	Research and development
Realized (gains)/losses on available-for-sale securities	7	—	Other income, net
Total reclassifications for the period	$45	$(535)	Total

NOTE 12—INCOME TAXES:
As of March 31, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $52.7 million and $46.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.5 million at March 31, 2019 and $2.6 million at December 31, 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of March 31, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of March 31, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in Denmark and Israel. As of March 31, 2019, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2014 to 2017.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $8.5 million for the three months ended March 31, 2019, increasing diluted earnings per share by approximately $0.16 in the three months ended March 31, 2019.
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
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 8.1% and (230.6)% for the three months ended March 31, 2019 and 2018, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the three months ended March 31, 2019 resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation.
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
At March 31, 2019, the Company maintained a valuation allowance against deferred tax assets of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at March 31, 2019, that these deferred tax assets are not more-likely-than-not to be realized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13—OTHER INCOME, NET:
Other income, net is summarized in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest income and gains on short-term investments, net	$3,003	$967
Foreign exchange loss, net	(2,249)	(182)
Gain on sale of investment in a privately-held company	9,128	—
Impairment of investment in a privately-held company	(1,755)	—
Other	118	(147)
Other income, net	$8,245	$638

NOTE 14—LEASES:
On January 1, 2019, the Company adopted Topic 842 and elected the available practical expedient to recognize the cumulative effect of initially adopting Topic 842 as an adjustment to the opening balance sheet of the period of adoption (i.e., January 1, 2019). The Company also elected the other available practical expedients, and will not separate lease components from non-lease components, and will not reassess whether contracts are or contain leases, lease classification, or initial direct costs for existing leases as of January 1, 2019. Only the minimum lease payments in accordance with Topic 840 were included in the calculation of the ROU and liability for existing leases as of January 1, 2019. The condensed consolidated balance sheets and results from operations for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.
The Company's leases include office buildings for its facilities worldwide and car leases in Israel, which are all classified as operating leases. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The ROU and lease liability were calculated using the initial CPI and will not be subsequently adjusted. Certain leases include renewal options that are under the Company's sole discretion. The renewal options were included in the ROU and liability calculation if it was reasonably assured that the Company will exercise the option.
The cumulative effect of the changes made to the condensed consolidated balance sheet as of January 1, 2019 for the adoption of Topic 842 were as follows:

	December 31, 2018	Adjustments	January 1, 2019
	(in thousands)
Right-of-use assets	$—	$69,102	$69,102
Accrued liabilities	$121,878	$(463)	$121,415
Other long-term liabilities	$32,468	$(2,701)	$29,767
Lease liabilities, current	$—	$17,081	$17,081
Lease liabilities, long term	$—	$55,185	$55,185

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The components of lease expense and supplemental cash flow information related to leases for the three months ended March 31, 2019 were as follows:

(in thousands)
Components of lease expense
Operating lease cost	$5,862
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$4,817
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$1,317
The weighted average remaining lease term is 6.4 years. The weighted average discount rate is 3.19 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.
Maturities of lease liabilities as of March 31, 2019 were as follows:

(in thousands)
2019 (remainder of the year)	$18,118
2020	16,013
2021	10,768
2022	6,848
2023	6,879
Thereafter	20,798
Total (1)	79,424
less: Imputed interest	(8,034)
Lease liability	$71,390
(1) Future lease payments have not been reduced by minimum sublease rental income of $2.4 million owed to the Company in the future under noncancelable subleases.
The lease liabilities as of March 31, 2019 do not include the obligations under a lease agreement related to an office being built in Tel Aviv, Israel. The Company is not involved in the construction and will not be exposed to any risks during the construction period. The lease term expires 10 years after the expected lease inception. In addition, the lease contains a renewal option, which the Company determined is not reasonably assured to be exercised. As of March 31, 2019, the estimated total future lease obligation is approximately $30.1 million.

NOTE 15—RESTRUCTURING CHARGES:
In connection with the discontinuation of its 1550nm silicon photonics development activities, the Company initiated a restructuring plan in the first quarter of 2018 to wind down the business operations related to these activities, which primarily included terminating employees, exiting contracts with vendors, selling assets, and exiting facilities. The Company recorded $3.4 million, $3.2 million, and $1.0 million of employee separation and severance costs, contract exit costs with vendors, and impairment charges or losses on disposal of assets during the three months ended March 31, 2018, respectively. The Company is still using the facilities related to the discontinued activities and therefore has not recorded any related restructuring charges. The Company does not expect any significant facility related charges in the future.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 16—SUBSEQUENT EVENT:
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company, the members of its board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. All five suits allege that the preliminary proxy statement filed by the Company on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff seeks, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages.
The Company believes that the claims asserted in these lawsuits are without merit and intends to defend vigorously against all claims asserted. The Company is currently unable to estimate the reasonably possible loss or range of loss related to these lawsuits. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of March 31, 2019 and results of operations for the three months ending March 31, 2019 and 2018 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks, uncertainties and assumptions. Words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to the pending merger with NVIDIA Corporation, our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled “Risk Factors” in Part II, Item 1A of this report and in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2018. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us” and “our” refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.

Overview
General
We are a fabless semiconductor company that designs, manufactures (through subcontractors) and sells high-performance interconnect products and solutions primarily based on the Ethernet and InfiniBand standards. Our products facilitate intelligent and efficient data transmission between servers, storage systems, communications infrastructure equipment and other embedded systems. We operate our business globally and offer products to customers at various levels of integration. The products we offer include ICs, adapter cards, switch systems, cables, modules, software, services and accessories. Together these products form a total end-to-end integrated networking solution focused on computing, storage and communication applications used in multiple markets, including HPC, cloud, Web 2.0, enterprise data center, storage, Big Data, machine learning, telecommunications, financial services, and media/entertainment markets. These solutions increase performance, application efficiency and improve return on investment. Through the successful development and implementation of multiple generations of our products, we have established significant expertise and competitive advantages.
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
We are one of the pioneers of InfiniBand, an industry-standard architecture for high-performance interconnects. We believe InfiniBand interconnect solutions deliver industry-leading performance, efficiency and scalability for clustered computing and storage systems that incorporate our products. In addition to supporting InfiniBand, our products also support industry-standard Ethernet transmission protocols providing unique product differentiation and connectivity flexibility. Our products serve as building blocks for creating reliable and scalable Ethernet and InfiniBand solutions with leading performance. We are one of the early suppliers of 25/50/100/200Gb/s Ethernet adapters, switches, and cables to the market. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from one or 10Gb/s directly to 25, 40, 50, 100, 200 and 400Gb/s.
Recent Developments - Pending Merger with NVIDIA Corporation
On March 10, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with NVIDIA Corporation, a Delaware corporation (“NVIDIA”), NVIDIA International Holdings Inc., a Delaware corporation and wholly owned subsidiary of NVIDIA (“Parent”) and Teal Barvaz Ltd., a wholly owned subsidiary of Parent organized under the laws of the State of Israel and wholly owned subsidiary of Parent (“Merger Sub”). NVIDIA has agreed to guarantee the payment and performance obligations of Parent under the Merger Agreement. The Merger Agreement and the Merger (as defined below) have been approved by our board of directors and the boards of directors of NVIDIA, Parent and Merger Sub.
The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Mellanox (the “Merger”) in accordance with Sections 314-327 of the Companies Law 5759-1999 of the State of Israel, with Mellanox continuing as the surviving corporation and a wholly owned subsidiary of Parent.
At the effective time of the Merger (the “Effective Time”), each ordinary share, par value NIS 0.0175 per share, of Mellanox (a “Company Share”) issued and outstanding immediately prior to the Effective Time, other than any shares owned by Mellanox, Parent and their respective subsidiaries or any shares held in Mellanox’s treasury, will be deemed to have been transferred to the Parent in exchange for the right to receive $125.00 in cash, without interest and subject to applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of our shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected by the end of calendar year 2019.
The Merger Agreement contains certain customary termination rights by either us or Parent, including if the Merger is not consummated by December 10, 2019, subject to two three-month extensions in order to obtain required regulatory approvals. If the Merger Agreement is terminated under certain circumstances, including termination by us to enter into a superior proposal, a termination by Parent following a change of the Company’s board of directors’ recommendation or a termination by Parent as a result of a willful material breach of the Merger Agreement’s no-solicitation obligations by us, we will be obligated to pay to Parent a termination fee equal to $225 million in cash. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain certain regulatory approvals, Parent will be obligated to pay us a termination fee equal to $350 million in cash.
The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement. For additional details on the transaction, please refer to the copy of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 11, 2019.
We recorded transaction-related costs of $4.4 million, principally for investment banking and legal fees associated with the pending acquisition, during the three months ended March 31, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the three months ended March 31, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
The pending transaction with NVIDIA may have significant effects on us, including, among others, deferrals, delays or cancellations of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to “Risk Factors” in Part II, Item 1A of this report.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended March 31, 2019 were $305.2 million compared to $251.0 million for the three months ended March 31, 2018, representing an increase of $54.2 million, or approximately 21.6%. Our revenues for the three months ended March 31, 2019 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, cloud, Web 2.0, enterprise data center, storage, Big Data, machine learning, telecommunications, financial services, and media/entertainment markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 55% and 57% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
Cost of revenues and gross profit. The cost of revenues consists primarily of the cost of silicon wafers purchased from our foundry supplier, costs associated with the assembly, packaging and production testing of our ICs, outside processing costs associated with the manufacture of our board and system products, royalties due to third parties, warranty costs, excess and obsolete inventory costs, depreciation and amortization, and costs of personnel associated with production management, quality assurance and services. In addition, after we purchase wafers from our foundries, we also face yield risk related to manufacturing these wafers into semiconductor devices. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested as a finished IC. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenues. We do not have long-term pricing agreements with foundry suppliers and contract manufacturers. Accordingly, our costs are subject to price fluctuations based on the overall cyclical demand for semiconductors.
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
We expect our cost of revenues as a percentage of sales to increase in the future as a result of a reduction in the average sales price of our products and a lower percentage of revenue deriving from sales of ICs and boards, which generally yield higher gross margins than sales of switches and cables. This trend will depend on overall customer demand for our products, our product mix, competitive product offerings and related pricing and our ability to reduce manufacturing costs.
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
See our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 21, 2019, for a discussion of critical accounting policies and estimates. There have been no changes in our critical accounting policies as compared to what was disclosed in the Form 10-K for the year ended December 31, 2018.

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Total revenues	100%	100%
Cost of revenues	35	35
Gross profit	65	65
Operating expenses:
Research and development	31	34
Sales and marketing	13	16
General and administrative	6	7
Restructuring and impairment charges	—	3
Total operating expenses	50	60
Income from operations	15	5
Interest expense	—	—
Other income, net	2	—
Interest and other, net	2	—
Income before taxes on income	17	5
Provision for (benefit from) taxes on income	1	(10)
Net income	16%	15%
Comparison of the Three Months Ended March 31, 2019 to the Three Months Ended March 31, 2018
The following tables represent our total revenues for the three months ended March 31, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
ICs	$60,623	19.9%	$28,587	11.4%
Boards	108,430	35.5%	118,051	47.0%
Switch systems	82,058	26.9%	55,647	22.2%
Cables, accessories and other	54,106	17.7%	48,715	19.4%
Total Revenues	$305,217	100.0%	$251,000	100.0%

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
InfiniBand:
HDR	$23,193	7.6%	$—	—%
EDR	59,643	19.5%	55,946	22.3%
FDR	40,598	13.3%	41,748	16.6%
QDR/DDR/SDR	14,704	4.9%	5,444	2.2%
Total	138,138	45.3%	103,138	41.1%
Ethernet	160,893	52.7%	136,948	54.6%
Other	6,186	2.0%	10,914	4.3%
Total revenues	$305,217	100.0%	$251,000	100.0%
Revenues. Revenues were $305.2 million for the three months ended March 31, 2019, compared to $251.0 million for the three months ended March 31, 2018, representing an increase of $54.2 million, or approximately 21.6%. Infiniband product sales increased by $35.0 million, which was mainly due to the introduction of our 200 gigabit HDR InfiniBand solutions and an increase in QDR/DDR/SDR revenues. Ethernet product sales increased by $23.9 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended March 31, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $197.1 million for the three months ended March 31, 2019, compared to $162.0 million for the three months ended March 31, 2018, representing an increase of $35.1 million, or approximately 21.7%. Gross margin was 64.6% in the three months ended March 31, 2019, which was comparable to the gross margin of 64.5% in the three months ended March 31, 2018.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$53,192	17.5%	$52,538	20.9%
Share-based compensation	13,241	4.4%	8,174	3.3%
Development and tape-out costs	3,981	1.4%	4,679	1.9%
Other	21,791	7.2%	21,035	8.3%
Total Research and development	$92,205	30.5%	$86,426	34.4%
Research and development expenses were $92.2 million for the three months ended March 31, 2019, compared to $86.4 million for the three months ended March 31, 2018, representing an increase of $5.8 million, or approximately 6.7%.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$24,803	8.1%	$25,011	10.0%
Share-based compensation	5,652	1.9%	3,599	1.4%
Trade shows and promotions	4,280	1.4%	4,626	1.8%
Other	5,362	1.7%	6,258	2.5%
Total Sales and marketing	$40,097	13.1%	$39,494	15.7%
Sales and marketing expenses were $40.1 million for the three months ended March 31, 2019, compared to $39.5 million for the three months ended March 31, 2018, representing an increase of $0.6 million, or approximately 1.5%.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended March 31,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$5,941	1.9%	$5,880	2.3%
Share-based compensation	4,665	1.5%	2,790	1.1%
Professional services	6,892	2.3%	5,841	2.3%
Other	1,773	0.6%	2,005	0.9%
Total General and administrative	$19,271	6.3%	$16,516	6.6%
General and administrative expenses were $19.3 million for the three months ended March 31, 2019, compared to $16.5 million for the three months ended March 31, 2018, representing an increase of $2.8 million, or approximately 16.7%. The increase in professional services was primarily due to $4.4 million of expenses related to the pending acquisition of Mellanox by NVIDIA recorded during the three months ended March 31, 2019, compared to $3.8 million of expenses related to the proxy contest during the three months ended March 31, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of goods sold	$684	$411
Research and development	13,241	8,174
Sales and marketing	5,652	3,599
General and administrative	4,665	2,790
	$24,242	$14,974
Share-based compensation expense was $24.2 million for the three months ended March 31, 2019, compared to $15.0 million for the three months ended March 31, 2018, representing an increase of $9.2 million, or approximately 61.4%. The increase was mainly due to additional expenses related to focal grants during the third quarter of 2018 and the first quarter of 2019.
Restructuring and impairment charges for the three months ended March 31, 2019 primarily consisted of an impairment charge related to fixed assets. Restructuring and impairment charges for the three months ended March 31, 2018 primarily consisted of employee termination and severance costs of $3.4 million, contract exit costs with vendors of $3.2 million, and loss on disposal of assets of $1.0 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the three months ended March 31, 2019 represented income of $8.2 million as compared to an expense of $0.5 million for the three months ended March 31, 2018. The change was primarily attributable to a gain of $9.1 million related to the sale of an investment in a privately-held company.
Provision for (benefit from) taxes on income. Our provision for taxes on income was $4.3 million for the three months ended March 31, 2019 as compared to a benefit from taxes on income of $26.4 million for the three months ended March 31, 2018.
Our effective tax rate was 8.1% and (230.6)% for three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the difference between the 8.1% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation.
We assess our ability to recover our deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating our ability to recover deferred tax assets, we consider available positive and negative evidence including recent cumulative losses, our ability to carry-back losses against prior taxable income and our projected financial results. We also consider, commensurate with objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact our operating results.
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of March 31, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $75.4 million and short-term investments of $477.2 million.
We are an Israeli company and as of March 31, 2019, our subsidiaries outside of Israel held approximately $32.9 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$75,352	$56,766
Short-term investments	477,211	381,724
Total	$552,563	$438,490
Working capital	$593,437	$497,666
Our ratio of current assets to current liabilities was 3.4:1 and 3.3:1 at March 31, 2019 and December 31, 2018, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $88.4 million in the three months ended March 31, 2019. The adjustments from net income of $48.6 million to net cash provided by operating activities mainly included net non-cash items of $50.7 million, partially offset by a gain on sale of an investment in a privately-held company of $9.1 million and a gain on investments of $2.8 million. Non-cash items consisted primarily of $24.0 million of depreciation and amortization, $24.2 million of share-based compensation and impairment charges of $2.5 million. The $1.0 million cash inflow from changes in assets and liabilities was attributed to an increase of $25.7 million in accrued liabilities and other liabilities due to higher payroll liabilities and accrued legal expenses and a decrease in inventory of $7.3 million primarily due to inventory management, partially offset by an increase in accounts receivable of $21.1 million primarily due to timing of invoicing and collections and a decrease in accounts payable of $7.4 million primarily due to a decrease in inventory related purchases and timing of payments.
Net cash provided by our operating activities amounted to $55.4 million in the three months ended March 31, 2018. The adjustments from net income of $37.8 million to net cash provided by operating activities mainly included net non-cash items of $14.7 million and changes in assets and liabilities of $3.7 million, partially offset by a gain on investments of $0.9 million. Non-cash items consisted primarily of $26.4 million of depreciation and amortization, and $15.0 million of share-based compensation, partially offset by an increase in deferred tax assets of $26.8 million primarily due to the release of a valuation allowance. The $3.7 million cash inflow from changes in assets and liabilities is attributed to a decrease in accounts receivable of $11.3 million primarily due to timing of invoicing and collections and an increase in accounts payable of $3.9 million primarily due to timing of payments, partially offset by an increase in inventory of $5.7 million, a decrease of $4.5 million in accrued liabilities and other liabilities, and an increase in prepaid expenses and other assets of $1.3 million.

Investing Activities
Net cash used in investing activities was $84.5 million in the three months ended March 31, 2019. Cash used in investing activities was primarily attributable to the net purchases of short-term investments of $91.9 million, $7.7 million for purchases of property and equipment, and $1.7 million for purchases of intangible assets, partially offset by the proceeds from the sale of an investment in a privately-held company of $16.9 million.
Net cash used in investing activities was $0.2 million in the three months ended March 31, 2018. Cash used in investing activities was primarily attributable to $7.2 million for purchases of property and equipment, $6.3 million for purchases of intangible assets, and $2.5 million for purchases of investments in privately-held companies, offset by the net sales of short-term investments of $16.1 million.
Financing Activities
Net cash provided by financing activities was $14.7 million in the three months ended March 31, 2019. Cash provided by financing activities was primarily due to $17.0 million of proceeds from issuances of ordinary shares through our employee equity incentive plans, partially offset by $2.3 million of payments on intangible asset financings.
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
Contractual Obligations
The following table summarizes our contractual obligations at March 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods:

Purchase commitments
(in thousands)
2019 (remainder of the year)	$167,626
2020	8,817
2021	1,093
2022	327
Total	$177,863
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
Leases. The Company adopted the new lease standard on January 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the balance sheet as lease liabilities as of March 31, 2019. See Note 14, "Leases" in the notes to the unaudited condensed consolidated financial statements for more details about the maturity of lease liabilities, and significant future obligations related to one of our building leases that has not yet commenced and therefore was not included in the lease liabilities as of March 31, 2019.
Other Commitments
For additional information about other commitments, see Note 9, "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements.
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

Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash, money market funds, time deposits and interest bearing investments in government debt securities, commercial paper, corporate bonds and municipal bonds with an average maturity of 9.8 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis point change in interest rates would have a $3.2 million effect on the fair market value of our portfolio.
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
To reduce the impact of foreign exchange risks associated with forecasted future cash flows and certain existing assets and liabilities, we have established a balance sheet and anticipated transaction risk management program in order to reduce the volatility in our condensed consolidated statement of operations. Currency derivative instruments and natural hedges are generally utilized in this hedging program. We do not enter into derivative instruments for trading or speculative purposes. We account for our derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $6.7 million at March 31, 2019. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ended March 31, 2019, approximately $21.6 million of our monthly expenses were denominated in NIS. As of March 31, 2019, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 269.7 million NIS, or approximately $74.3 million based upon the exchange rate on that day. In addition, as of March 31, 2019, we had derivative contracts hedging against NIS denominated assets and liabilities in the notional amount of approximately 164.9 million NIS, or approximately $45.4 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
We adopted the new lease standard, ASC Topic 842, on January 1, 2019. As a result, we have enhanced our processes and controls to address the new lease standard.
Other than the items described above, there were no changes during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us, the members of our board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. All five suits allege that the preliminary proxy statement filed by us on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff seeks, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages.
We believe that the claims asserted in these lawsuits are without merit and intend to defend vigorously against all claims asserted. We are currently unable to estimate the reasonably possible loss or range of loss related to these lawsuits. Additional lawsuits arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future.
See Note 9, "Commitments and Contingencies—Contingencies—Legal Proceedings" in the notes to the unaudited condensed consolidated financial statements, included in Part I, Item 1 of this report, for a description of other legal proceedings and related contingencies and their effects on our condensed consolidated financial position, results of operations and cash flows.
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
Risks Related to Our Business
The announcement and pendency of our agreement to be acquired by a wholly-owned subsidiary of NVIDIA may adversely affect our business, results of operations and share price.
Our pending acquisition by NVIDIA International Holdings Inc., a wholly-owned subsidiary of NVIDIA, could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	various conditions to the closing of the Merger may not be satisfied or waived;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•
potential adverse effects on our business and operations under the Merger Agreement, which may prevent us from pursuing opportunities without NVIDIA’s approval or taking other actions, whether in the form of dividend payments, share repurchases, restructurings, asset dispositions or otherwise, that we might have undertaken in the absence of this transaction;

•	that the Merger Agreement contains customary provisions that may limit our ability to pursue alternative sale proposals;

•	that we may forego opportunities we might otherwise have pursued absent the Merger Agreement;

•	the required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause NVIDIA to abandon the Merger;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the significant diversion of our employees’ and management’s attention resulting from the transactions contemplated by the Merger Agreement.
The failure of our pending acquisition by a wholly-owned subsidiary of NVIDIA to be completed may adversely affect our business, results of operations and share price.
Each of our and NVIDIA’s obligations to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (a) approval of the Merger Agreement by the requisite affirmative vote of our shareholders, (b) no governmental authority in any jurisdiction has by any law or order restrained, enjoined or otherwise prohibited the consummation of the Merger that remains in effect, (c) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), waiting period, clearance or approval, as applicable, by the Anti-Monopoly Bureau of the State Administration for Market Regulation (“SAMR”) in the People’s Republic of China, and clearance or affirmative approval by or expiration of the mandatory waiting period with respect to certain specified antitrust jurisdictions, (d) at least fifty (50) days shall have elapsed after the filing of the merger proposal with the Companies Registrar of the Israeli Corporations Authority and at least thirty (30) days shall have elapsed after the approval of the Merger by our shareholders has been received, (e) with specified qualifications and exceptions, the truth and correctness of the representations and warranties of Mellanox, NVIDIA International Holdings Inc., Teal Barvaz Ltd. and NVIDIA and compliance in all material respects by Mellanox, NVIDIA International Holdings Inc. and Teal Barvaz Ltd. with their respective covenants contained in the Merger Agreement, and (f) the absence of a material adverse effect on Mellanox’s business, except any effects that, individually or in the aggregate, would prevent or materially impair Mellanox from consummating the Merger or performing any of its material obligations under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all.
If the Merger is not completed, our share price could fall to the extent that our current share price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

•	we could be required to pay a termination fee of up to $225.0 million to NVIDIA under certain circumstances as described in the Merger Agreement;

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated;

•	the failure of the Merger to be consummated may result in adverse publicity and a negative impression of us in the investment community;

•	the pendency and outcome of any legal proceedings may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience employee departures.
Any delay in completing the Merger may significantly reduce the benefits expected to be obtained from the Merger.
In addition to the required regulatory clearances and approvals described above under “The failure of our pending acquisition by a wholly-owned subsidiary of NVIDIA to be completed may adversely affect our business, results of operations and share price,” the Merger is subject to a number of other conditions described in the Merger Agreement that are beyond our control. We cannot predict whether and when these conditions, and the other required regulatory clearances and approvals, will be satisfied.
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
A small number of customers account for a significant portion of our revenues. For the three months ended March 31, 2019, sales to Dell accounted for 15% of our total revenues. Sales to our top 10 customers represented 55% and 57% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. Consistent with the terms of the Merger Agreement, we intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel.
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
Our intangible assets and goodwill are significant. As of March 31, 2019, we had recorded $640.6 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We derived 64% and 62% of our revenues in the three months ended March 31, 2019 and 2018, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
On December 29, 2016, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. The Company expects that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e., from fiscal year 2022 onwards). The tax rates under the new regime will be higher than those under our current regime. See Note 12, "Income taxes" for more details.
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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Not applicable.

ITEM 6 — EXHIBITS

2.1	(1)		*	Agreement and Plan of Merger, dated as of March 10, 2019, by and between NVIDIA Corporation, NVIDIA International Holdings, Inc., Teal Barvaz Ltd. and Mellanox Technologies, Ltd.
3.1	(2)			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018).
10.1		†	**	Technology License Agreement, dated as of January 21, 2019, by and between Mellanox Technologies, Ltd. and H3C Technologies Co.
31.1		†		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		†		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		†		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		†		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		†		XBRL Instance Document
101.SCH		†		XBRL Taxonomy Extension Schema Document
101.CAL		†		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		†		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		†		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		†		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
†    Filed herewith.

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

**	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2019	Mellanox Technologies, Ltd.

/s/ Doug Ahrens
Doug Ahrens
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)