Form 10-Q
period 2019-06-30
Mellanox Technologies, Ltd.
filed 2019-08-01
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of July 26, 2019, was 54,799,274.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2019	2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$53,782	$56,766
Short-term investments	556,806	381,724
Accounts receivable, net	200,351	150,625
Inventories	89,650	104,381
Other current assets	20,895	16,942
Total current assets	921,484	710,438
Property and equipment, net	108,142	105,334
Intangible assets, net	159,046	179,328
Goodwill	473,916	473,916
Other long-term assets	159,520	118,182
Total assets	$1,822,108	$1,587,198
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,790	$70,336
Accrued and other liabilities	142,246	121,878
Deferred revenue	22,998	20,558
Total current liabilities	239,034	212,772
Deferred revenue, long-term	20,224	18,665
Other long-term liabilities	100,093	54,113
Total liabilities	359,351	285,550
Commitments and Contingencies - (see Note 9)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 54,795 and 53,918 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	237	233
Additional paid-in capital	1,051,985	982,677
Accumulated other comprehensive income (loss)	2,394	(1,051)
Retained earnings	408,141	319,789
Total shareholders’ equity	1,462,757	1,301,648
Total liabilities and shareholders' equity	$1,822,108	$1,587,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Total revenues	$310,324	$268,462	$615,541	$519,462
Cost of revenues	110,034	103,668	218,120	192,666
Gross profit	200,290	164,794	397,421	326,796
Operating expenses:
Research and development	99,329	87,152	191,534	173,578
Sales and marketing	39,302	35,673	79,399	75,167
General and administrative	19,199	23,635	38,470	40,151
Restructuring and impairment charges	275	1,774	1,178	9,361
Total operating expenses	158,105	148,234	310,581	298,257
Income from operations	42,185	16,560	86,840	28,539
Interest and other, net	2,268	(338)	10,499	(871)
Income before taxes on income	44,453	16,222	97,339	27,668
Provision for (benefit from) taxes on income	6,024	(304)	10,290	(26,701)
Net income	$38,429	$16,526	$87,049	$54,369
Net income per share — basic	$0.70	$0.31	$1.60	$1.04
Net income per share — diluted	$0.68	$0.30	$1.55	$1.00
Shares used in computing net income per share:
Basic	54,707	52,615	54,469	52,219
Diluted	56,480	54,466	56,180	54,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$38,429	$16,526	$87,049	$54,369
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	1,186	213	1,968	(80)
Change in unrealized gains (losses) on derivative contracts, net of tax	189	(2,382)	2,780	(3,720)
Other comprehensive income (loss), net of tax	1,375	(2,169)	4,748	(3,800)
Total comprehensive income, net of tax	$39,804	$14,357	$91,797	$50,569

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2018	53,918,208	$233	$982,677	$(1,051)	$319,789	$1,301,648

Net income					48,620	48,620
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				3,373		3,373
Share-based compensation			24,242			24,242
Issuances of shares through employee equity incentive plans	451,535	2	5,970			5,972
Issuance of shares through employee share purchase plan	162,573	1	11,054			11,055
Balance at March 31, 2019	54,532,316	$236	$1,023,943	$2,322	$368,409	$1,394,910
Net income					38,429	38,429
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				72	1,303	1,375
Share-based compensation			26,949			26,949
Issuances of shares through employee equity incentive plans	262,557	1	1,093			1,094
Balance at June 30, 2019	54,794,873	$237	$1,051,985	$2,394	$408,141	$1,462,757

Balance at December 31, 2017	51,487,650	$221	$873,979	$1,618	$181,630	$1,057,448

Net income					37,843	37,843
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				(1,631)		(1,631)
Effect of adopting Topic 606					4,501	4,501
Share-based compensation			14,974			14,974
Issuances of shares through employee equity incentive plans	384,523	2	2,708			2,710
Issuance of shares through employee share purchase plan	288,017	1	11,347			11,348
Balance at March 31, 2018	52,160,190	$224	$903,008	$(13)	$223,974	$1,127,193
Net income					16,526	16,526
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				(2,169)		(2,169)
Share-based compensation			14,916			14,916
Issuances of shares through employee equity incentive plans	770,573	5	5,278			5,283
Balance at June 30, 2018	52,930,763	$229	$923,202	$(2,182)	$240,500	$1,161,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$87,049	$54,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,449	52,674
Deferred income taxes	—	(28,085)
Share-based compensation	51,191	29,890
Gain on short-term investments, net	(6,558)	(1,828)
Gain on investments in privately-held companies	(9,569)	—
Impairment charges	2,843	1,567
Changes in assets and liabilities:
Accounts receivable	(49,726)	(1,451)
Inventories	11,800	(30,598)
Prepaid expenses and other assets	4,047	718
Accounts payable	1,969	12,530
Accrued and other liabilities	6,509	12,334
Net cash provided by operating activities	147,004	102,120

Cash flows from investing activities:
Purchase of short-term investments	(364,777)	(82,486)
Proceeds from sales and maturities of short-term investments	198,221	76,289
Proceeds from sales of property and equipment	—	3,239
Purchase of property and equipment	(15,208)	(20,078)
Purchase of intangibles and other assets	(2,850)	(6,995)
Proceeds from sale of an investment in a privately-held company	16,887	—
Purchase of investments in privately-held companies	(4,247)	(6,000)
Acquisition, net of cash acquired	—	(7,129)
Net cash used in investing activities	(171,974)	(43,160)

Cash flows from financing activities:
Principal payments on term debt	—	(74,000)
Payments on intangible asset financings	(4,019)	(3,446)
Proceeds from share issuances through employee stock plans	18,121	19,341
Net cash provided by (used in) financing activities	14,102	(58,105)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(10,868)	855
Cash, cash equivalents, and restricted cash at beginning of period	64,650	70,498
Cash, cash equivalents, and restricted cash at end of period	$53,782	$71,353

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
Pending Merger with NVIDIA Corporation
On March 10, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with NVIDIA Corporation, a Delaware corporation ("NVIDIA"), NVIDIA International Holdings Inc., a Delaware corporation and wholly owned subsidiary of NVIDIA ("Parent") and Teal Barvaz Ltd., a wholly owned subsidiary of Parent organized under the laws of the State of Israel and wholly owned subsidiary of Parent ("Merger Sub"). NVIDIA has agreed to guarantee the payment and performance obligations of Parent under the Merger Agreement. The Merger Agreement and the Merger (as defined below) have been approved by the boards of directors of the Company, NVIDIA, Parent and Merger Sub.
The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company (the "Merger") in accordance with Sections 314-327 of the Companies Law 5759-1999 of the State of Israel, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent.
At the effective time of the Merger (the "Effective Time"), each ordinary share, par value NIS 0.0175 per share, of the Company (a "Company Share") issued and outstanding immediately prior to the Effective Time, other than any shares owned by the Company, Parent and their respective subsidiaries or any shares held in the Company’s treasury, will be deemed to have been transferred to the Parent in exchange for the right to receive $125.00 in cash, without interest and subject to applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of the Company’s shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. At the Company’s extraordinary general meeting held on June 20, 2019, the Company’s shareholders approved the consummation of the Merger. Closing of the Merger is expected by the end of calendar year 2019.
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
The Company recorded transaction-related costs of $7.8 million, principally for investment banking and legal fees associated with the pending acquisition, during the six months ended June 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the six months ended June 30, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
Principles of presentation
The unaudited condensed consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.
The unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The year-end balance sheet data were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter.
Certain prior year amounts have been reclassified for consistency with the current year presentation. On the balance sheet, the severance assets were reclassified to other long-term assets, and the accrued severance was reclassified to other long-term liabilities.
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
Significant accounting policies
Other than our accounting policy related to the new lease standard (see Note 14, "Leases"), there have been no changes in the Company’s significant accounting policies that were disclosed in its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019.
Restricted cash
The Company maintained certain cash amounts that were restricted as to withdrawal or use over the long-term. The cash was securing bank guarantees primarily issued against long-term tenancy agreements. During the second quarter of 2019, the Company renegotiated the guarantee terms with the banks, and all restricted cash was released as of June 30, 2019. The long-term restricted cash balance of $7.9 million was reported in other long-term assets on the balance sheet as of June 30, 2018, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the six

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

months ended June 30, 2018. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	June 30,
	2019	2018
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$53,782	$63,422
Restricted cash in other long-term assets, as reported on the balance sheets	—	7,931
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$53,782	$71,353

Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Hewlett Packard Enterprise ("HPE")	13.5%	13.0%	10.5%	15.0%
Dell Technologies Inc. ("Dell")	*	14.0%	11.3%	12.0%
____________________
* Less than 10%

There was no customer with an accounts receivable balance in excess of 10% of total accounts receivable as of June 30, 2019 and December 31, 2018.
Product warranty
The following table provides changes in the product warranty accrual for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Balance, beginning of the period	$1,376	$889
New warranties issued during the period	2,397	856
Reversal of warranty reserves	(18)	—
Settlements during the period	(1,934)	(784)
Balance, end of the period	1,821	961
Less: long-term portion of product warranty liability	(362)	(173)
Current portion, end of the period	$1,459	$788

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net income per share
The following table sets forth the computation of basic and diluted net income per share for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$38,429	$16,526	$87,049	$54,369
Basic and diluted shares:
Weighted average ordinary shares outstanding	54,707	52,615	54,469	52,219
Effect of dilutive shares	1,773	1,851	1,711	1,930
Shares used to compute diluted net income per share	56,480	54,466	56,180	54,149
Net income per share — basic	$0.70	$0.31	$1.60	$1.04
Net income per share — diluted	$0.68	$0.30	$1.55	$1.00

There were no material amounts of potentially dilutive share options and restricted share units ("RSUs") that had an anti-dilutive effect for the computation of diluted net income per share for both the three and six months ended June 30, 2019. The Company excluded 0.2 million potentially dilutive share options and RSUs from the computation of diluted net income per share for both the three and six months ended June 30, 2018, respectively, because including them would have had an anti-dilutive effect.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—REVENUE
Revenues by geographic region for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
United States	$121,618	$101,396	$231,912	$197,656
China	91,868	54,182	170,008	110,395
Europe	38,343	41,454	85,589	77,450
Other Americas	28,082	33,112	53,811	60,852
Other Asia	30,413	38,318	74,221	73,109
Total revenues	$310,324	$268,462	$615,541	$519,462
The following tables represent our total revenues for the three and six months ended June 30, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
ICs	$53,046	$28,934	$113,669	$57,521
Boards	120,643	136,708	229,073	254,759
Switch systems	73,808	57,074	155,866	112,721
Cables, accessories and other	62,827	45,746	116,933	94,461
Total revenues	$310,324	$268,462	$615,541	$519,462

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
InfiniBand:
HDR	$28,620	$—	$51,813	$—
EDR	66,643	59,319	$126,286	$115,265
FDR	28,972	35,649	69,570	77,397
QDR/DDR/SDR	8,646	7,143	23,350	12,587
Total	132,881	102,111	271,019	205,249
Ethernet	169,131	157,470	330,024	294,418
Other	8,312	8,881	14,498	19,795
Total revenues	$310,324	$268,462	$615,541	$519,462

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the significant changes in the deferred revenue balance during the six months ended June 30, 2019:

(in thousands)
Balance, beginning of the period	$39,223
New deferred revenue	21,013
Reclassification to revenues during the year (1)	(17,014)
Balance, end of the period	43,222
Less: long-term portion of deferred revenue	20,224
Current portion, end of the period	$22,998

(1) Of the total reclassification from deferred revenue to revenues, $11.7 million was related to the beginning balance, and $5.3 million was related to the new deferred revenue during the period.
Unsatisfied performance obligations, other than extended warranty and post-contract customer support, primarily represent contracts with future delivery dates. As of June 30, 2019, the Company had $57.5 million of unbilled transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied related to contracts with an original duration over one year. The Company expects to invoice and recognize the revenue as it satisfies each performance obligation during a period of three years. The foregoing excludes the value of the remaining unsatisfied performance obligations related to contracts that have original durations of one year or less.
The Company recognizes assets for the material incremental costs of obtaining contracts with customers if it expects the benefit of those costs to be longer than one year. The Company allocates these assets proportionally to the performance obligations in the contracts and amortizes them as the performance obligations are satisfied. During the six months ended June 30, 2019, the Company recognized $11.3 million of assets related to costs to obtain contracts, and amortized $6.7 million of these assets during the same period. The unamortized balance of the assets was $4.6 million as of June 30, 2019.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	June 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$209,851	$156,525
Less: unearned distribution price adjustments allowance	(9,000)	(5,400)
Less: allowance for doubtful accounts	(500)	(500)
	$200,351	$150,625
Inventories:
Raw materials	$19,331	$19,391
Work-in-process	32,580	39,425
Finished goods	37,739	45,565
	$89,650	$104,381
Property and equipment, net:
Computer, equipment, and software	$189,505	$180,125
Furniture and fixtures	1,886	2,140
Leasehold improvements	50,057	46,179
	241,448	228,444
Less: Accumulated depreciation and amortization	(133,306)	(123,110)
	$108,142	$105,334
Other long-term assets:
Right of use assets	$62,376	$—
Deferred taxes	50,660	50,660
Equity investments in privately-held companies	35,496	40,300
Long-term restricted cash	—	7,884
Severance assets	5,428	17,043
Other	5,560	2,295
	$159,520	$118,182
Accrued and other liabilities:
Payroll and related expenses	$68,965	$76,788
Accrued expenses	31,227	28,821
Lease liability, current	17,706	—
Intangible asset financings	5,379	4,488
Other	18,969	11,781
	$142,246	$121,878
Other long-term liabilities:
Lease liability, long term	$51,490	$—
Income tax payable	36,211	25,600
Accrued severance	6,778	21,645
Deferred rent	—	2,532
Other	5,614	4,336
	$100,093	$54,113

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of June 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$4,048	$—	$4,048
Certificates of deposit	—	149,108	149,108
Government debt securities	—	150,144	150,144
Corporate debt securities	—	257,554	257,554
	4,048	556,806	560,854
Derivative contracts	—	706	706
Total financial assets	$4,048	$557,512	$561,560
Derivative contracts	—	22	22
Total financial liabilities	$—	$22	$22

The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,265		$1,265
Certificates of deposit		95,038	95,038
Government debt securities		100,478	100,478
Corporate debt securities		186,208	186,208
	1,265	381,724	382,989
Long-term restricted cash	—	7,884	7,884
Derivative contracts	—	96	96
Total financial assets	$1,265	$389,704	$390,969
Derivative contracts	—	2,536	2,536
Total financial liabilities	$—	$2,536	$2,536

There were no transfers between Level 1 and Level 2 securities during the six months ended June 30, 2019 and 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$49,734	$—	$—	$49,734
Money market funds	4,048	—	—	4,048
Certificates of deposit	149,074	39	(5)	149,108
Government debt securities	149,683	474	(13)	150,144
Corporate debt securities	256,457	1,124	(27)	257,554
Total	608,996	1,637	(45)	610,588
Less amounts classified as cash and cash equivalents	(53,782)	—	—	(53,782)
Short-term investments	$555,214	$1,637	$(45)	$556,806

	December 31, 2018
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$55,501	$—	$—	$55,501
Money market funds	1,265	—	—	1,265
Certificates of deposit	95,080	1	(43)	95,038
Government debt securities	100,449	92	(63)	100,478
Corporate debt securities	186,571	27	(390)	186,208
Total	438,866	120	(496)	438,490
Less amounts classified as cash and cash equivalents	(56,766)	—	—	(56,766)
Short-term investments	$382,100	$120	$(496)	$381,724

Interest income and gains on short-term investments, net were $3.8 million and 1.0 million for the three months ended June 30, 2019 and 2018, respectively. Interest income and gains on short-term investments, net were $6.8 million and $1.9 million for the six months ended June 30, 2019 and 2018, respectively. At June 30, 2019, there were no material gross unrealized losses on investments that were in a gross unrealized loss position for a period greater than 12 months. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in other comprehensive income (loss) ("OCI").
The contractual maturities of short-term investments at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$359,796	$360,247	$281,303	$280,959
Due in one to three years	195,418	196,559	100,797	100,765
	$555,214	$556,806	$382,100	$381,724

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Equity investments in privately-held companies:
As of June 30, 2019 and December 31, 2018, the Company held a total of $35.5 million and $40.3 million, respectively, in equity investments in privately-held companies. During the first quarter of 2019, one of the investees of the Company's equity investments in privately-held companies was acquired. As a result, the Company recorded a gain on sale of $9.1 million in the first quarter of 2019. In addition, $3.2 million of the consideration owed to the Company was held back in an escrow account as of June 30, 2019. The final amount released from escrow, if any, will be recognized as an additional gain on sale when released. During the second quarter of 2019, the Company recorded a gain of $0.4 million from the conversion of a note receivable to equity in a privately-held company.
While performing its review for impairment for the first quarter of 2019, the Company noted an observable price change related to one of its investments in a privately-held company. As a result, the Company recorded an impairment charge of $1.8 million in the first quarter of 2019. The gains on the investments and the impairment charge were reported in interest and other, net on the condensed consolidated statement of operations.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
There has been no change in the carrying amount of goodwill of $473.9 million during the six months ended June 30, 2019.
The carrying amounts of intangible assets as of June 30, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$56,526	$(34,470)	$22,056	1-8
Developed technology	285,443	(183,849)	101,594	4-7
Customer relationships	69,776	(34,380)	35,396	4-9
Trade names	5,600	(5,600)	—	3
Total intangible assets	$417,345	$(258,299)	$159,046
The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$49,546	$(30,062)	$19,484	1-8
Developed technology	285,443	(164,406)	121,037	4-7
Customer relationships	69,776	(31,246)	38,530	4-9
Trade names	5,600	(5,323)	277	3
Total intangible assets	$410,365	$(231,037)	$179,328

Amortization expense of intangible assets totaled approximately $14.6 million and $16.5 million for the three months ended June 30, 2019 and 2018, respectively. Amortization expense of intangible assets totaled approximately $29.6 million and $32.8 million for the six months ended June 30, 2019 and 2018, respectively.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2019 (remainder of the year)	$32,245
2020	53,723
2021	43,113
2022	13,077
2023	8,291
Thereafter	8,597
Total	$159,046

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
Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at June 30, 2019 and December 31, 2018 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	June 30, 2019		December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$706	$22	$27	$2,122
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$—	$69	$414
Total derivatives	$706	$22	$96	$2,536

The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$56,197	$92,956
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$57,844

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of June 30, 2019 and December 31, 2018 and their effect on OCI for the six months ended June 30, 2019:

(in thousands)
December 31, 2018	$(1,978)
Amount of gain recognized in OCI (effective portion)	3,197
Amount of gain reclassified from OCI to income (effective portion)	(417)
June 30, 2019	$802

Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended June 30, 2019 and 2018 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended June 30,		Three Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating income (expenses)	$455	$(1,419)	$—	$—
Interest and other, net	$—	$—	$693	$(1,814)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2019 and 2018 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Six Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating income (expenses)	$417	$(884)	$—	$—
Interest and other, net	$—	$—	$2,256	$(2,704)

NOTE 8—EMPLOYEE BENEFIT PLANS:
As a general rule, under Israeli law, an employee whose employment has been terminated by an employer or an employee who has resigned under circumstances which entitle him/her to receive statutory severance, in each case after completing at least one year of service with a particular employer or in a particular workplace, is entitled to statutory severance. For Israeli employees hired prior to January 1, 2007 ("Group One"), the severance pay liability is calculated based on the last monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in other long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the amounts accrued in the severance component of the employees’ pension arrangements (the “Severance Fund”). The surrender value of Severance Funds is presented in other long-term assets.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The severance pay detail is as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued severance liabilities	$6,778	$21,645
Severance assets	5,428	17,043
Unfunded portion	$1,350	$4,602

As a general rule, Israeli employees who were hired on or after January 1, 2007 ("Group Two"), are subject to the arrangement pursuant to Section 14 of the Severance Pay Law, 1963 (“Section 14 Arrangement”). When the Company makes the full monthly contribution equal to 8.3% of the employee's salary towards the Severance Fund and undertakes that the amounts accumulated in the Severance Fund will be released to the employee in the event that the employment relationship comes to an end, no additional calculations shall be conducted between the parties regarding the matter of severance pay and no additional payments will be made by the Company to the employee. Further, the related obligation and amounts deposited for the employee by the Company for such obligation are not stated on the balance sheet, as the Company is legally released from the obligation to employees once the deposit amounts have been paid.
During the first quarter of 2019, a significant portion of the employees in Group One elected to move to Group Two under settlement agreements with the Company, which were permitted by a formal approval obtained by the Company from the Israeli Ministry of Labor. In accordance with the Ministry of Labor’s approval (which applied to each of the relevant employees individually), the Company undertook to make the necessary contributions to ensure coverage of severance based on the employees' entire salary for the period during which the employees were not subject to the Section 14 Arrangement up to June 30, 2018. The Company reclassified the accumulated amount of severance assets and accrued severance liabilities as of June 30, 2018 related to these employees to accrued and other liabilities as of March 31, 2019. The Company paid the net severance liabilities (i.e., it made the necessary contributions to each of these employees’ Severance Fund) in April 2019.

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
See Note 14 "Leases" for lease-related commitments as of June 30, 2019.
Purchase commitments

At June 30, 2019, the Company had the following non-cancelable purchase commitments:

(in thousands)
2019 (remainder of the year)	$145,822
2020	30,001
2021	982
2022	353
Total	$177,158

Other Commitments
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of June 30, 2019, the Company's unrecognized tax benefits totaled $57.7 million, out of which an amount of $35.1 million would reduce the Company's income tax expense and effective tax rate, if recognized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Contingencies
Legal proceedings
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company, the members of its board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. All five suits alleged that the preliminary proxy statement filed by the Company on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. None of the plaintiffs moved for injunctive relief before the shareholder vote, which occurred on June 20, 2019. On June 25, 2019, the plaintiffs of the class action suit entitled Michael Kent v. Mellanox Technologies, Ltd., et al. filed a voluntary dismissal in the United States District Court for the Southern District of New York.
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

NOTE 10—SHARE INCENTIVE PLANS
Share option plans
On July 25, 2018, the Company's shareholders approved the Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006) (the "Third Restated Plan"), which constitutes an amendment and restatement of the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the "Second Restated Plan"). The Third Restated Plan increased the ordinary shares reserved for issuance under the Second Restated Plan by 2,077,000 shares to 4,467,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminated after March 14, 2016, the effective date of the first amendment and

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

restatement of the Global Share Incentive Plan (2006). The Third Restated Plan also implements certain additional amendments, including specifically providing for the grant of performance share units.
Share option activity
Share option activity under the Company's equity incentive plans in the six months ended June 30, 2019 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	494,503	$50.73
Options exercised	(199,425)	$35.43
Options canceled	(1,040)	$91.91
Outstanding at June 30, 2019	294,038	$60.96

The total pretax intrinsic value of options exercised in the six months ended June 30, 2019 and 2018 was $13.9 million and $19.4 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $110.67 on June 28, 2019, the last trading day of the quarter ended June 30, 2019, the total pretax intrinsic value of options outstanding at June 30, 2019 was $14.6 million. The total pretax intrinsic value of options outstanding at December 31, 2018 was $21.8 million.
There were 293,621 and 493,462 options exercisable at June 30, 2019 and December 31, 2018, respectively. The total pretax intrinsic value of exercisable options at June 30, 2019 was $14.6 million. The total pretax intrinsic value of exercisable options at December 31, 2018 was $21.7 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the six months ended June 30, 2019 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2018	3,294,163	$65.05
Restricted share units granted	1,241,432	$103.59
Restricted share units vested	(514,667)	$50.81
Restricted share units canceled	(147,187)	$69.39
Non-vested restricted share units at June 30, 2019	3,873,741	$79.13

The weighted average fair value of RSUs granted in the six months ended June 30, 2019 and 2018 was $103.59 and $70.32, respectively.
The total intrinsic value of all outstanding RSUs as of June 30, 2019 and December 31, 2018 was $428.7 million and $304.3 million, respectively.
The non-vested restricted share units at June 30, 2019 included 36,000 performance share units. The PSUs will vest and be earned based on the Company’s achievement of relative total shareholder return and average non-GAAP net operating margin over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020, subject to the continued service to the Company through the end of the performance period. The number of shares that will actually vest ranges from zero to 175% of the target.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Employee Stock Purchase Plan activity
There were 162,573 and 288,017 shares purchased under the ESPP for the six months ended June 30, 2019 and 2018 at an average price per share of $68.00 and $39.40, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of June 30, 2019:

Number of Shares
Share options outstanding	294,038
Restricted share units outstanding	3,873,741
Shares authorized for future issuance	537,246
ESPP shares available for future issuance	2,772,773
Total shares reserved for future issuance as of June 30, 2019	7,477,798

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Dividend yield	—%	—%
Expected volatility	42.6%	37.2%
Risk free interest rate	2.44%	1.20%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$829	$415	$1,513	$826
Research and development	14,486	8,340	27,727	16,514
Sales and marketing	6,504	3,646	12,156	7,245
General and administrative	5,130	2,515	9,795	5,305
Total share-based compensation expense	$26,949	$14,916	$51,191	$29,890

At June 30, 2019, there was $263.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 3.14 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2018	$927	$(1,978)	$(1,051)
Other comprehensive income before reclassifications, net of taxes	1,976	3,197	5,173
Realized gains reclassified from accumulated other comprehensive income	(1,311)	(417)	(1,728)
Net current-period other comprehensive income, net of taxes	665	2,780	3,445
Balance at June 30, 2019	$1,592	$802	$2,394

Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive loss before reclassifications, net of taxes	(81)	(4,604)	(4,685)
Realized loss reclassified from accumulated other comprehensive income	1	884	885
Net current-period other comprehensive loss, net of taxes	(80)	(3,720)	(3,800)
Balance at June 30, 2018	$613	$(2,795)	$(2,182)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Financial Statements
	Six Months Ended June 30,
	2019	2018
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(417)	$884	Cost of revenues and Operating expenses:
	(21)	45	Cost of revenues
	(42)	78	General and administrative
	(38)	81	Sales and marketing
	(316)	680	Research and development
Realized (gains)/losses on available-for-sale securities	(1,311)	1	Retained earnings and interest and other, net
Total reclassifications for the period	$(1,728)	$885	Total

NOTE 12—INCOME TAXES:
As of June 30, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $57.7 million and $46.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $3.2 million at June 30, 2019 and $2.6 million at December 31, 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of June 30, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of June 30, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in Denmark and Israel. As of June 30, 2019, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2014 to 2017.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $19.7 million for the six months ended June 30, 2019, increasing diluted earnings per share by approximately $0.35 in the six months ended June 30, 2019.
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
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 10.6% and (96.5)% for the six months ended June 30, 2019 and 2018, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the six months ended June 30, 2019 resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation.
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
At June 30, 2019, the Company maintained a valuation allowance against deferred tax assets related to capital loss carryforwards of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at June 30, 2019, that these deferred tax assets are not more-likely-than-not to be realized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13—INTEREST AND OTHER, NET:
Interest and other, net is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest expense	$(77)	$(871)	$(91)	$(2,042)
Interest income and gains on short-term investments, net	3,792	972	6,795	1,939
Foreign exchange loss, net	(1,800)	(399)	(4,052)	(579)
Gain on investments in privately-held companies	441	—	9,569	—
Impairment of investment in a privately-held company	—	—	(1,755)	—
Other	(88)	(40)	33	(189)
Interest and other, net	$2,268	$(338)	$10,499	$(871)

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
The cumulative effect of the changes made to the condensed consolidated balance sheet as of January 1, 2019 for the adoption of Topic 842 were as follows:

	December 31, 2018	Adjustments	January 1, 2019
	(in thousands)
Other long-term assets	$118,182	$69,102	$187,284
Accrued and other liabilities	$121,878	$16,618	$138,496
Other long-term liabilities	$54,113	$52,484	$106,597

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The components of lease expense and supplemental cash flow information related to leases for the three and six months ended June 30, 2019 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Components of lease expense
Operating lease cost	$5,997	$11,859
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,199	$10,016
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$1,545	$2,862

For the six months ended June 30, 2019, the weighted average remaining lease term is 6.6 years, and the weighted average discount rate is 3.22 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.
Maturities of lease liabilities as of June 30, 2019 were as follows:

(in thousands)
2019 (remainder of the year)	$17,766
2020	16,081
2021	9,591
2022	7,012
2023	6,919
Thereafter	19,169
Total (1)	76,538
Less: Imputed interest	(7,342)
Lease liability	$69,196
(1) Future lease payments have not been reduced by minimum sublease rental income of $2.3 million owed to the Company in the future under noncancelable subleases.
The lease liabilities as of June 30, 2019 do not include the obligations under a lease agreement related to an office being built in Tel Aviv, Israel. The Company is not involved in the construction and will not be exposed to any risks during the construction period. The lease term expires 10 years after the expected lease inception. In addition, the lease contains a renewal option, which the Company determined is not reasonably assured to be exercised. As of June 30, 2019, the estimated total future lease obligation is approximately $31.1 million.

NOTE 15—RESTRUCTURING CHARGES:
In connection with the discontinuation of its 1550nm silicon photonics development activities, the Company initiated a restructuring plan in the first quarter of 2018 to wind down the business operations related to these activities, which primarily included terminating employees, exiting contracts with vendors, selling assets, and exiting facilities. The Company recorded $3.5 million, $3.4 million, and $2.4 million of employee separation and severance costs, contract exit costs with vendors, and impairment charges or losses on disposal of assets during the six months ended June 30, 2018, respectively. The Company does not expect any significant restructuring charges in the future.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of June 30, 2019 and results of operations for the three and six months ending June 30, 2019 and 2018 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks, uncertainties and assumptions. Words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "predict," "potential" and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as "forward-looking" is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to the pending merger with NVIDIA Corporation, our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those set forth under the section entitled "Risk Factors" in Part II, Item 1A of this report and in the section entitled "Risk Factors" in Part 1, Item 1A of our Annual Report on Form 10-K for fiscal year ended December 31, 2018. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All forward-looking statements included in this report are based on information available to us on the date of this report, and we assume no obligation to update any forward-looking statements contained in this report. Quarterly financial results may not be indicative of the financial results of future periods.

Unless the context requires otherwise, references in this report to the "Company," "we," "us" and "our" refer to Mellanox Technologies, Ltd. and its wholly owned subsidiaries.
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

Pending Merger with NVIDIA Corporation
On March 10, 2019, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with NVIDIA Corporation, a Delaware corporation ("NVIDIA"), NVIDIA International Holdings Inc., a Delaware corporation and wholly owned subsidiary of NVIDIA ("Parent") and Teal Barvaz Ltd., a wholly owned subsidiary of Parent organized under the laws of the State of Israel and wholly owned subsidiary of Parent ("Merger Sub"). NVIDIA has agreed to guarantee the payment and performance obligations of Parent under the Merger Agreement. The Merger Agreement and the Merger (as defined below) have been approved by our board of directors and the boards of directors of NVIDIA, Parent and Merger Sub.
The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into Mellanox (the "Merger") in accordance with Sections 314-327 of the Companies Law 5759-1999 of the State of Israel, with Mellanox continuing as the surviving corporation and a wholly owned subsidiary of Parent.
At the effective time of the Merger (the "Effective Time"), each ordinary share, par value NIS 0.0175 per share, of Mellanox (a "Company Share") issued and outstanding immediately prior to the Effective Time, other than any shares owned by Mellanox, Parent and their respective subsidiaries or any shares held in Mellanox’s treasury, will be deemed to have been transferred to the Parent in exchange for the right to receive $125.00 in cash, without interest and subject to applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of our shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. At our extraordinary general meeting held on June 20, 2019, our shareholders approved the consummation of the Merger. Closing of the Merger is expected by the end of calendar year 2019.
The Merger Agreement contains certain customary termination rights by either us or Parent, including if the Merger is not consummated by December 10, 2019, subject to two three-month extensions in order to obtain required regulatory approvals. If the Merger Agreement is terminated under certain circumstances, including termination by us to enter into a superior proposal, a termination by Parent following a change of our board of directors’ recommendation or a termination by Parent as a result of a willful material breach of the Merger Agreement’s no-solicitation obligations by us, we will be obligated to pay to Parent a termination fee equal to $225 million in cash. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain certain regulatory approvals, Parent will be obligated to pay us a termination fee equal to $350 million in cash.
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
We recorded transaction-related costs of $7.8 million, principally for investment banking and legal fees associated with the pending acquisition, during the six months ended June 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the six months ended June 30, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
The pending transaction with NVIDIA may have significant effects on us, including, among others, deferrals, delays or cancellations of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to "Risk Factors" in Part II, Item 1A of this report.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended June 30, 2019 were $310.3 million compared to $268.5 million for the three months ended June 30, 2018, representing an increase of $41.8 million, or approximately 15.6%. Revenues for the six months ended June 30, 2019 were $615.5 million compared to $519.5 million for the six months ended June 30, 2018, representing an increase of $96.0 million, or approximately 18.5%. Our revenues for the six months ended June 30, 2019 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.

Our products have broad adoption with multiple end customers across HPC, cloud, Web 2.0, enterprise data center, storage, Big Data, machine learning, telecommunications, financial services, and media/entertainment markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 51.8% and 55.9% of our total revenues for the six months ended June 30, 2019 and 2018, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
On June 14, 2017, the Israeli government legislated new regulations regarding the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. We expect that its operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, we may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e., from fiscal year 2022 onwards). Under the new legislation, the majority of our income from our operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12.0%.
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
Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.5	38.6	35.4	37.1
Gross profit	64.5	61.4	64.6	62.9
Operating expenses:
Research and development	32.0	32.5	31.2	33.4
Sales and marketing	12.7	13.3	12.9	14.5
General and administrative	6.2	8.8	6.2	7.7
Restructuring and impairment charges	—	0.6	0.2	1.8
Total operating expenses	50.9	55.2	50.5	57.4
Income from operations	13.6	6.2	14.1	5.5
Interest and other, net	0.8	(0.1)	1.7	(0.2)
Income before taxes on income	14.4	6.1	15.8	5.3
Provision for (benefit from) taxes on income	2.0	(0.1)	1.7	(5.1)
Net income	12.4%	6.2%	14.1%	10.4%

Comparison of the Three Months Ended June 30, 2019 to the Three Months Ended June 30, 2018
The following tables represent our total revenues for the three months ended June 30, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
ICs	$53,046	17.1%	$28,934	10.8%
Boards	120,643	38.9%	136,708	50.9%
Switch systems	73,808	23.8%	57,074	21.3%
Cables, accessories and other	62,827	20.2%	45,746	17.0%
Total Revenues	$310,324	100.0%	$268,462	100.0%

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
InfiniBand:
HDR	$28,620	9.2%	$—	—%
EDR	66,643	21.5%	59,319	22.1%
FDR	28,972	9.3%	35,649	13.3%
QDR/DDR/SDR	8,646	2.8%	7,143	2.6%
Total	132,881	42.8%	102,111	38.0%
Ethernet	169,131	54.5%	157,470	58.7%
Other	8,312	2.7%	8,881	3.3%
Total revenues	$310,324	100.0%	$268,462	100.0%
Revenues. Revenues were $310.3 million for the three months ended June 30, 2019, compared to $268.5 million for the three months ended June 30, 2018, representing an increase of $41.8 million, or approximately 15.6%. Infiniband product sales increased by $30.8 million, which was mainly due to the introduction of our 200 gigabit HDR InfiniBand solutions and the transition from FDR products to the EDR product generation. Ethernet product sales increased by $11.7 million primarily due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended June 30, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $200.3 million for the three months ended June 30, 2019, compared to $164.8 million for the three months ended June 30, 2018, representing an increase of $35.5 million, or approximately 21.5%. Gross margin was 64.5% in the three months ended June 30, 2019, compared to the gross margin of 61.4% in the three months ended June 30, 2018. The lower gross margin in the three months ended June 30, 2018 was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018. Gross margin for the three months ended June 30, 2019 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$56,005	18.0%	$51,649	19.2%
Share-based compensation	14,486	4.7%	8,340	3.1%
Development and tape-out costs	7,582	2.4%	7,303	2.8%
Other	21,256	6.9%	19,860	7.4%
Total Research and development	$99,329	32.0%	$87,152	32.5%

Research and development expenses were $99.3 million for the three months ended June 30, 2019, compared to $87.2 million for the three months ended June 30, 2018, representing an increase of $12.1 million, or approximately 14.0%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The increase in other expense was primarily attributable to higher outsourcing of research and development activities during the three months ended June 30, 2019.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$23,933	7.7%	$22,448	8.4%
Share-based compensation	6,504	2.1%	3,646	1.4%
Trade shows and promotions	3,848	1.2%	3,894	1.5%
Other	5,017	1.7%	5,685	2.0%
Total Sales and marketing	$39,302	12.7%	$35,673	13.3%
Sales and marketing expenses were $39.3 million for the three months ended June 30, 2019, compared to $35.7 million for the three months ended June 30, 2018, representing an increase of $3.6 million, or approximately 10.2%. The increase in salaries and benefits was primarily attributable to merit-based salary increases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$6,362	2.1%	$5,763	2.1%
Share-based compensation	5,130	1.7%	2,515	0.9%
Professional services	5,844	1.9%	13,613	5.1%
Other	1,863	0.5%	1,744	0.7%
Total General and administrative	$19,199	6.2%	$23,635	8.8%
General and administrative expenses were $19.2 million for the three months ended June 30, 2019, compared to $23.6 million for the three months ended June 30, 2018, representing a decrease of $4.4 million, or approximately 18.8%. The decrease in professional services was primarily due to $3.3 million of expenses related to the pending acquisition of Mellanox by NVIDIA recorded during the three months ended June 30, 2019, compared to $10.1 million of expenses related to the proxy contest during the three months ended June 30, 2018. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended June 30,
	2019	2018
	(in thousands)
Cost of goods sold	$829	$415
Research and development	14,486	8,340
Sales and marketing	6,504	3,646
General and administrative	5,130	2,515
	$26,949	$14,916
Share-based compensation expense was $26.9 million for the three months ended June 30, 2019, compared to $14.9 million for the three months ended June 30, 2018, representing an increase of $12.0 million, or approximately 80.5%. The increase was mainly due to additional expenses related to focal grants during the third quarter of 2018 (which were deferred from the first quarter to the third quarter due to the timing of the Annual General Meeting) and the first quarter of 2019, as well as the increase in the value of our stock.
Restructuring and impairment charges for the three months ended June 30, 2019 primarily consisted of $0.3 million of facility charges related to the discontinuation of our 1550nm silicon photonics development activities. Restructuring and impairment charges for the three months ended June 30, 2018 primarily consisted of employee termination and severance costs of $0.1 million, contract exit costs with vendors of $0.2 million, and loss on disposal of assets of $1.4 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the three months ended June 30, 2019 represented income of $2.3 million as compared to an expense of $0.3 million for the three months ended June 30, 2018. The change was primarily attributable to additional income of $2.8 million related to interest income and gains on short-term investments.
Provision for (benefit from) taxes on income. Our provision for taxes on income was $6.0 million for the three months ended June 30, 2019 as compared to a benefit from taxes on income of $0.3 million for the three months ended June 30, 2018.
Our effective tax rate was 13.6% and (1.9)% for three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2019, the difference between the 13.6% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation.
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

Comparison of the Six Months Ended June 30, 2019 to the Six Months Ended June 30, 2018
The following tables represent our total revenues for the six months ended June 30, 2019 and 2018 by product type and interconnect protocol:

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
ICs	$113,669	18.5%	$57,521	11.1%
Boards	229,073	37.2%	254,759	49.0%
Switch systems	155,866	25.3%	112,721	21.7%
Cables, accessories and other	116,933	19.0%	94,461	18.2%
Total Revenues	$615,541	100.0%	$519,462	100.0%

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
InfiniBand:
HDR	$51,813	8.4%	$—	—%
EDR	126,286	20.5%	115,265	22.2%
FDR	69,570	11.3%	77,397	14.9%
QDR/DDR/SDR	23,350	3.8%	12,587	2.4%
Total	271,019	44.0%	205,249	39.5%
Ethernet	330,024	53.6%	294,418	56.7%
Other	14,498	2.4%	19,795	3.8%
Total revenues	$615,541	100.0%	$519,462	100.0%
Revenues. Revenues were $615.5 million for the six months ended June 30, 2019, compared to $519.5 million for the six months ended June 30, 2018, representing an increase of $96.0 million, or approximately 18.5%. Infiniband product sales increased by $65.8 million, which was mainly due to the introduction of our 200 gigabit HDR InfiniBand solutions and increased EDR and QDR/DDR/SDR revenues. Ethernet product sales increased by $35.6 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the six months ended June 30, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $397.4 million for the six months ended June 30, 2019, compared to $326.8 million for the six months ended June 30, 2018, representing an increase of $70.6 million, or approximately 21.6%. Gross margin was 64.6% in the six months ended June 30, 2019, compared to the gross margin of 62.9% in the six months ended June 30, 2018. The lower gross margin in the six months ended June 30, 2018 was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018. Gross margin for the six months ended June 30, 2019 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$109,195	17.8%	$104,186	20.2%
Share-based compensation	27,727	4.5%	16,514	3.2%
Development and tape-out costs	11,563	1.9%	11,983	2.3%
Other	43,049	7.0%	40,895	7.7%
Total Research and development	$191,534	31.2%	$173,578	33.4%

Research and development expenses were $191.5 million for the six months ended June 30, 2019, compared to $173.6 million for the six months ended June 30, 2018, representing an increase of $17.9 million, or approximately 10.3%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The increase in other expense was primarily attributable to higher outsourcing of research and development activities during the six months ended June 30, 2019.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$48,736	7.9%	$47,460	9.0%
Share-based compensation	12,156	2.0%	7,245	1.4%
Trade shows and promotions	8,126	1.3%	8,519	1.6%
Other	10,381	1.7%	11,943	2.5%
Total Sales and marketing	$79,399	12.9%	$75,167	14.5%
Sales and marketing expenses were $79.4 million for the six months ended June 30, 2019, compared to $75.2 million for the six months ended June 30, 2018, representing an increase of $4.2 million, or approximately 5.6%. The increase in salaries and benefits was primarily attributable to merit-based salary increases.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.
General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Six Months Ended June 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
Salaries and benefits	$12,303	2.0%	$11,643	2.2%
Share-based compensation	9,795	1.6%	5,305	1.0%
Professional services	12,736	2.1%	19,453	3.7%
Other	3,636	0.5%	3,750	0.8%
Total General and administrative	$38,470	6.2%	$40,151	7.7%
General and administrative expenses were $38.5 million for the six months ended June 30, 2019, compared to $40.2 million for the six months ended June 30, 2018, representing a decrease of $1.7 million, or approximately 4.2%. The decrease in professional services was primarily due to $7.8 million of expenses related to the pending acquisition of Mellanox by NVIDIA recorded during the six months ended June 30, 2019, compared to $13.5 million of expenses related to the proxy contest during the six months ended June 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.

Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cost of goods sold	$1,513	$826
Research and development	27,727	16,514
Sales and marketing	12,156	7,245
General and administrative	9,795	5,305
	$51,191	$29,890
Share-based compensation expense was $51.2 million for the six months ended June 30, 2019, compared to $29.9 million for the six months ended June 30, 2018, representing an increase of $21.3 million, or approximately 71.3%. The increase was mainly due to additional expenses related to focal grants during the third quarter of 2018 (which were deferred from the first quarter to the third quarter due to the timing of the Annual General Meeting) and the first quarter of 2019, as well as the increase in the value of our stock.
Restructuring and impairment charges for the six months ended June 30, 2019 primarily consisted of an $0.9 million impairment charge related to fixed assets and $0.3 million of facility charges related to the discontinuation of our 1550nm silicon photonics development activities. Restructuring and impairment charges for the six months ended March 31, 2018 primarily consisted of employee termination and severance costs of $3.5 million, contract exit costs with vendors of $3.4 million, and loss on disposal of assets of $2.4 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net in the six months ended June 30, 2019 represented income of $10.5 million as compared to an expense of $0.9 million for the six months ended June 30, 2018. The change was primarily attributable to a gain of $9.1 million related to the sale of an investment in a privately-held company, $4.9 million of additional interest income and gains on short-term investments and a $2.0 million decrease in interest expense, partially offset by $3.5 million of additional foreign exchange losses.
Provision for (benefit from) taxes on income. Our provision for taxes on income was $10.3 million for the six months ended June 30, 2019 as compared to a benefit from taxes on income of $26.7 million for the six months ended June 30, 2018.
Our effective tax rate was 10.6% and (96.5)% for six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the difference between the 10.6% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation. For the six months ended June 30, 2018, the difference between the (96.5)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the release of a valuation allowance of $26.3 million against the deferred tax assets related to our U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of June 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $53.8 million and short-term investments of $556.8 million.
We are an Israeli company and as of June 30, 2019, our subsidiaries outside of Israel held approximately $39.1 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$53,782	$56,766
Short-term investments	556,806	381,724
Total	$610,588	$438,490
Working capital	$682,450	$497,666
Our ratio of current assets to current liabilities was 3.9:1 and 3.3:1 at June 30, 2019 and December 31, 2018, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $147.0 million in the six months ended June 30, 2019. The adjustments from net income of $87.0 million to net cash provided by operating activities mainly included net non-cash items of $101.5 million, partially offset by the gain on investments in a privately-held companies of $9.6 million and the gain on investments of $6.6 million. Non-cash items consisted primarily of $47.4 million of depreciation and amortization, $51.2 million of share-based compensation and impairment charges of $2.8 million. The $25.4 million cash outflow from changes in assets and liabilities was attributed to an increase in accounts receivable of $49.7 million primarily due to timing of invoicing and collections, partially offset by a decrease in inventory of $11.8 million primarily due to management's efforts to increase inventory turns, an increase of $6.5 million in accrued and other liabilities, a decrease in prepaid and other assets of $4.0 million, and an increase in accounts payable of $2.0 million primarily due to the timing of purchases and payments.
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
Investing Activities
Net cash used in investing activities was $172.0 million in the six months ended June 30, 2019. Cash used in investing activities was primarily attributable to the net purchases of short-term investments of $166.6 million, $15.2 million for purchases of property and equipment, $4.2 million for purchases of investments in privately-held companies, and $2.9 million for purchases of intangible assets, partially offset by the proceeds from the sale of an investment in a privately-held company of $16.9 million.
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
Financing Activities
Net cash provided by financing activities was $14.1 million in the six months ended June 30, 2019. Cash provided by financing activities was primarily due to $18.1 million of proceeds from share issuances through employee stock plans, partially offset by $4.0 million of payments on intangible asset financings.
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

Contractual Obligations
See Note 9, "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements for more details about our contractual obligations at June 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.
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
Leases. We adopted the new lease standard on January 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the balance sheet as lease liabilities as of June 30, 2019. See Note 14, "Leases" in the notes to the unaudited condensed consolidated financial statements for more details about the maturity of lease liabilities, and significant future obligations related to one of our building leases that has not yet commenced and therefore was not included in the lease liabilities as of June 30, 2019.
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
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash, money market funds, certificates of deposits and interest bearing investments in government and corporate debt securities with an average maturity of 10.1 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis point change in interest rates would have a $3.7 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $10.6 million at June 30, 2019. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ended June 30, 2019, approximately $21.6 million of our monthly expenses were denominated in NIS. As of June 30, 2019, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 200.4 million NIS, or approximately $56.2 million based upon the exchange rate on that day.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us, the members of our board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. All five suits alleged that the preliminary proxy statement filed by us on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages. None of the plaintiffs moved for injunctive relief before the shareholder vote, which occurred on June 20, 2019. On June 25, 2019, the plaintiffs of the class action suit entitled Michael Kent v. Mellanox Technologies, Ltd., et al. filed a voluntary dismissal in the United States District Court for the Southern District of New York.
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
Each of our and NVIDIA’s obligations to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (a) approval of the Merger Agreement by the requisite affirmative vote of our shareholders, which was received at our extraordinary general meeting of shareholders held on June 20, 2019, (b) no governmental authority in any jurisdiction has by any law or order restrained, enjoined or otherwise prohibited the consummation of the Merger that remains in effect, (c) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), waiting period, clearance or approval, as applicable, by the Anti-Monopoly Bureau of the State Administration for Market Regulation ("SAMR") in the People’s Republic of China, and clearance or affirmative approval by or expiration of the mandatory waiting period with respect to certain specified antitrust jurisdictions, (d) at least fifty (50) days shall have elapsed after the filing of the merger proposal with the Companies Registrar of the Israeli Corporations Authority and at least thirty (30) days shall have elapsed after the approval of the Merger by our shareholders has been received, (e) with specified qualifications and exceptions, the truth and correctness of the representations and warranties of Mellanox, NVIDIA International Holdings Inc., Teal Barvaz Ltd. and NVIDIA and compliance in all material respects by Mellanox, NVIDIA International Holdings Inc. and Teal Barvaz Ltd. with their respective covenants contained in the Merger Agreement, and (f) the absence of a material adverse effect on Mellanox’s business, except any effects that, individually or in the aggregate, would prevent or materially impair Mellanox from consummating the Merger or performing any of its material obligations under the Merger Agreement. There can be no assurance that these conditions to the completion of the Merger will be satisfied in a timely manner or at all.
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
In addition to the required regulatory clearances and approvals described above under "The failure of our pending acquisition by a wholly-owned subsidiary of NVIDIA to be completed may adversely affect our business, results of operations and share price," the Merger is subject to a number of other conditions described in the Merger Agreement that are beyond our control. We cannot predict whether and when these conditions, and the other required regulatory clearances and approvals, will be satisfied.
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
A small number of customers account for a significant portion of our revenues. For the three months ended June 30, 2019, sales to HPE accounted for 13.5% of our total revenues. For the three months ended June 30, 2018, sales to Dell and HPE accounted for 14.0% and 13.0% of our total revenues, respectively. Sales to our top 10 customers represented 52.7% and 56.4% of our total revenues for the three months ended June 30, 2019 and 2018, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
In an effort to retain key employees, we may modify our compensation policies by, for example, increasing cash compensation to certain employees and/or modifying existing share options. These modifications of our compensation policies and the requirement to expense the fair value of share options, restricted share units, and performance share units awarded to employees and officers may increase our operating expenses and result in the dilution of the holders of our ordinary shares. We cannot be certain that these and any other changes in our compensation policies will or would improve our ability to attract, retain and motivate employees. Our inability to attract and retain additional key employees and the increase in share-based compensation expense could each have an adverse effect on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of June 30, 2019, we had recorded $633.0 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We derived 62.3% of our revenues in both the six months ended June 30, 2019 and 2018 from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
We sell our products into many countries and we also source many components and materials for our products from various countries. Such global resourcing enables us to minimize or mitigate the impact of tariffs and other regulatory taxes or duties. Nonetheless, the recently imposed U.S. tariffs and other trade restrictions could have a negative impact on our business, financial condition or results of operations. Further, an increase in tariffs or the imposition of additional tariffs or other trade restrictions and the potential escalation of a trade war and retaliatory measures could adversely affect our business, financial condition or results of operations.
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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Not applicable.

ITEM 6 — EXHIBITS

2.1	(1)		*	Agreement and Plan of Merger, dated as of March 10, 2019, by and between NVIDIA Corporation, NVIDIA International Holdings, Inc., Teal Barvaz Ltd. and Mellanox Technologies, Ltd.
3.1	(2)			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018).
10.1		†	**	Amended and Restated Executive Severance Benefits Agreement, dated July 22, 2019, between Eyal Waldman and the Company
31.1		†		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		†		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		†		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		†		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		†		XBRL Instance Document
101.SCH		†		XBRL Taxonomy Extension Schema Document
101.CAL		†		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		†		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		†		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		†		XBRL Taxonomy Extension Definition Linkbase Document
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
†    Filed herewith.

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

**	Indicates management contract or compensatory plan, contract or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 1, 2019	Mellanox Technologies, Ltd.

/s/ Doug Ahrens
Doug Ahrens
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)