Form 10-Q
period 2019-09-30
Mellanox Technologies, Ltd.
filed 2019-11-07
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended:	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The total number of shares outstanding of the registrant's Ordinary Shares, nominal value NIS 0.0175 per share, as of November 1, 2019, was 55,499,903.

MELLANOX TECHNOLOGIES, LTD.

PART I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2019	2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$52,638	$56,766
Short-term investments	689,823	381,724
Accounts receivable, net	202,561	150,625
Inventories	84,927	104,381
Other current assets	19,700	16,942
Total current assets	1,049,649	710,438
Property and equipment, net	112,860	105,334
Intangible assets, net	156,564	179,328
Goodwill	473,916	473,916
Other long-term assets	156,956	118,182
Total assets	$1,949,945	$1,587,198
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$84,147	$70,336
Accrued and other liabilities	159,721	121,878
Deferred revenue	23,325	20,558
Total current liabilities	267,193	212,772
Deferred revenue, long-term	22,257	18,665
Other long-term liabilities	108,227	54,113
Total liabilities	397,677	285,550
Commitments and Contingencies - (Note 9)
Shareholders’ equity:
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 55,458 and 53,918 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	240	233
Additional paid-in capital	1,096,744	982,677
Accumulated other comprehensive income (loss)	2,964	(1,051)
Retained earnings	452,320	319,789
Total shareholders’ equity	1,552,268	1,301,648
Total liabilities and shareholders' equity	$1,949,945	$1,587,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Total revenues	$335,251	$279,211	$950,792	$798,673
Cost of revenues	117,717	95,562	335,837	288,228
Gross profit	217,534	183,649	614,955	510,445
Operating expenses:
Research and development	107,380	92,930	298,914	266,508
Sales and marketing	41,166	36,344	120,565	111,511
General and administrative	20,106	13,895	58,576	54,046
Restructuring and impairment charges	20	947	1,198	10,308
Total operating expenses	168,672	144,116	479,253	442,373
Income from operations	48,862	39,533	135,702	68,072
Interest and other, net	1,716	1,046	12,215	175
Income before taxes on income	50,578	40,579	147,917	68,247
Provision for (benefit from) taxes on income	6,399	3,522	16,689	(23,179)
Net income	$44,179	$37,057	$131,228	$91,426
Net income per share — basic	$0.80	$0.70	$2.40	$1.74
Net income per share — diluted	$0.78	$0.68	$2.33	$1.68
Shares used in computing net income per share:
Basic	55,180	53,232	54,708	52,560
Diluted	56,735	54,612	56,405	54,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$44,179	$37,057	$131,228	$91,426
Other comprehensive income (loss), net of tax:
Change in unrealized gains (losses) on available-for-sale securities, net of tax	161	134	2,129	54
Change in unrealized gains (losses) on derivative contracts, net of tax	409	1,881	3,189	(1,839)
Other comprehensive income (loss), net of tax	570	2,015	5,318	(1,785)
Total comprehensive income, net of tax	$44,749	$39,072	$136,546	$89,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2018	53,918,208	$233	$982,677	$(1,051)	$319,789	$1,301,648

Net income					48,620	48,620
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				3,373		3,373
Share-based compensation			24,242			24,242
Issuances of shares through employee equity incentive plans	451,535	2	5,970			5,972
Issuance of shares through employee share purchase plan	162,573	1	11,054			11,055
Balance at March 31, 2019	54,532,316	$236	$1,023,943	$2,322	$368,409	$1,394,910
Net income					38,429	38,429
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				72	1,303	1,375
Share-based compensation			26,949			26,949
Issuances of shares through employee equity incentive plans	262,557	1	1,093			1,094
Balance at June 30, 2019	54,794,873	$237	$1,051,985	$2,394	$408,141	$1,462,757
Net income					44,179	44,179
Unrealized gains on available-for-sale securities and derivative contracts, net of taxes				570		570
Share-based compensation			31,226			31,226
Issuances of shares through employee equity incentive plans	515,918	2	145			147
Issuance of shares through employee share purchase plan	147,150	1	13,388			13,389
Balance at September 30, 2019	55,457,941	$240	$1,096,744	$2,964	$452,320	$1,552,268

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2017	51,487,650	$221	$873,979	$1,618	$181,630	$1,057,448

Net income					37,843	37,843
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				(1,631)		(1,631)
Effect of adopting Topic 606					4,501	4,501
Share-based compensation			14,974			14,974
Issuances of shares through employee equity incentive plans	384,523	2	2,708			2,710
Issuance of shares through employee share purchase plan	288,017	1	11,347			11,348
Balance at March 31, 2018	52,160,190	$224	$903,008	$(13)	$223,974	$1,127,193
Net income					16,526	16,526
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				(2,169)		(2,169)
Share-based compensation			14,916			14,916
Issuances of shares through employee equity incentive plans	770,573	5	5,278			5,283
Balance at June 30, 2018	52,930,763	$229	$923,202	$(2,182)	$240,500	$1,161,749
Net income					37,057	37,057
Unrealized losses on available-for-sale securities and derivative contracts, net of taxes				2,015		2,015
Share-based compensation			19,156			19,156
Issuances of shares through employee equity incentive plans	384,208	2	2,422			2,424
Issuance of shares through employee share purchase plan	202,106	1	11,501			11,502
Balance at September 30, 2018	53,517,077	$232	$956,281	$(167)	$277,557	$1,233,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net income	$131,228	$91,426
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,018	77,455
Deferred income taxes	—	(27,973)
Share-based compensation	82,417	49,046
Gain on short-term investments, net	(10,526)	(3,135)
Gain on investments in privately-held companies	(9,569)	—
Impairment charges	3,045	2,806
Changes in assets and liabilities:
Accounts receivable	(51,936)	11,441
Inventories	15,558	(41,837)
Prepaid expenses and other assets	10,534	(128)
Accounts payable	10,850	13,661
Accrued and other liabilities	23,404	(4,273)
Net cash provided by operating activities	277,023	168,489

Cash flows from investing activities:
Purchase of short-term investments	(619,256)	(228,229)
Proceeds from sales and maturities of short-term investments	325,787	156,744
Proceeds from sales of property and equipment	48	3,239
Purchase of property and equipment	(26,951)	(28,992)
Purchase of intangibles and other assets	(4,298)	(7,428)
Proceeds from sale of an investment in a privately-held company	16,887	—
Purchase of investments in privately-held companies	(4,319)	(7,500)
Acquisition, net of cash acquired	—	(7,379)
Net cash used in investing activities	(312,102)	(119,545)

Cash flows from financing activities:
Principal payments on term debt	—	(74,000)
Payments on intangible asset financings	(8,590)	(6,519)
Proceeds from share issuances through employee stock plans	31,657	33,267
Net cash provided by (used in) financing activities	23,067	(47,252)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(12,012)	1,692
Cash, cash equivalents, and restricted cash at beginning of period	64,650	70,498
Cash, cash equivalents, and restricted cash at end of period	$52,638	$72,190

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
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of the Company’s shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. At the Company’s extraordinary general meeting held on June 20, 2019, the Company’s shareholders approved the consummation of the Merger. Although discussions with the European Union and China regulatory bodies are progressing and closing the merger is possible by the end of this calendar year, the Company believes the closing will likely occur in the early part of calendar 2020.
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
The Company recorded transaction-related costs of $11.1 million, principally for investment banking and legal fees associated with the pending acquisition, during the nine months ended September 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the nine months ended September 30, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures contained in this quarterly report comply with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended, for a quarterly report on Form 10-Q and are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 21, 2019. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be anticipated for the entire year ending December 31, 2019 or thereafter.
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
Restricted cash
The Company maintained certain cash amounts that were restricted as to withdrawal or use over the long-term. The cash was securing bank guarantees primarily issued against long-term tenancy agreements. During the second quarter of 2019, the Company renegotiated the guarantee terms with the banks, and all restricted cash was released as of June 30, 2019. The long-term restricted cash balance of $7.9 million was reported in other long-term assets on the balance sheet as of September 30, 2018, and was included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

nine months ended September 30, 2018. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

	September 30,
	2019	2018
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$52,638	$64,259
Restricted cash in other long-term assets, as reported on the balance sheets	—	7,931
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$52,638	$72,190

Concentration of credit risk
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Dell Technologies Inc. ("Dell")	*	11.4%	10.4%	11.8%
Hewlett Packard Enterprise ("HPE")	*	*	10.2%	12.0%
____________________
* Less than 10%

There was no customer with an accounts receivable balance in excess of 10% of total accounts receivable as of September 30, 2019 and December 31, 2018.
Product warranty
The following table provides changes in the product warranty accrual for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Balance, beginning of the period	$1,376	$889
New warranties issued during the period	4,745	1,441
Reversal of warranty reserves	(87)	—
Settlements during the period	(4,206)	(1,334)
Balance, end of the period	1,828	996
Less: long-term portion of product warranty liability	(447)	(183)
Current portion, end of the period	$1,381	$813

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Net income per share
The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income	$44,179	$37,057	$131,228	$91,426
Basic and diluted shares:
Weighted average ordinary shares outstanding	55,180	53,232	54,708	52,560
Effect of dilutive shares	1,555	1,380	1,697	1,823
Shares used to compute diluted net income per share	56,735	54,612	56,405	54,383
Net income per share — basic	$0.80	$0.70	$2.40	$1.74
Net income per share — diluted	$0.78	$0.68	$2.33	$1.68

There were no material amounts of potentially dilutive share options and restricted share units ("RSUs") that had an anti-dilutive effect for the computation of diluted net income per share for both the three and nine months ended September 30, 2019. The Company excluded 0.2 million and 0.5 million potentially dilutive share options and RSUs from the computation of diluted net income per share for the three and nine months ended September 30, 2018, respectively, because including them would have had an anti-dilutive effect.
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
Recent accounting pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This standard becomes effective for the Company beginning January 1, 2020. The Company does not expect a significant impact on its condensed consolidated financial statements and related disclosures as a result of adopting this ASU.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 2—REVENUE
Revenues by geographic region for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
United States	$126,904	$93,566	$358,816	$291,222
China	98,978	76,514	268,986	186,909
Europe	35,227	51,123	120,816	128,573
Other Americas	34,739	39,709	88,551	100,561
Other Asia	39,403	18,299	113,623	91,408
Total revenues	$335,251	$279,211	$950,792	$798,673
The following tables represent our total revenues for the three and nine months ended September 30, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
ICs	$44,452	$46,397	$158,121	$103,918
Boards	145,500	130,047	374,573	384,806
Switch systems	79,094	53,484	234,960	166,205
Cables, accessories and other	66,205	49,283	183,138	143,744
Total revenues	$335,251	$279,211	$950,792	$798,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
InfiniBand:
HDR	$43,524	$—	$95,337	$—
EDR	64,107	51,658	190,393	166,923
FDR	26,052	33,227	95,622	110,624
QDR/DDR/SDR	766	12,980	24,116	25,567
Total	134,449	97,865	405,468	303,114
Ethernet	198,000	175,517	528,023	469,935
Other	2,802	5,829	17,301	25,624
Total revenues	$335,251	$279,211	$950,792	$798,673

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The following table presents the significant changes in the deferred revenue balance during the nine months ended September 30, 2019:

(in thousands)
Balance, beginning of the period	$39,223
New deferred revenue	32,551
Reclassification to revenues during the year (1)	(26,192)
Balance, end of the period	45,582
Less: long-term portion of deferred revenue	22,257
Current portion, end of the period	$23,325

(1) Of the total reclassification from deferred revenue to revenues, $16.5 million was related to the beginning balance, and $9.7 million was related to the new deferred revenue during the period.
Unsatisfied performance obligations, other than extended warranty and post-contract customer support, primarily represent contracts with future delivery dates. As of September 30, 2019, the Company had $53.7 million of unbilled transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied related to contracts with an original duration over one year. The Company expects to invoice and recognize the revenue as it satisfies each performance obligation during a period of three years. The foregoing excludes the value of the remaining unsatisfied performance obligations related to contracts that have original durations of one year or less.
The Company recognizes assets for the material incremental costs of obtaining contracts with customers if it expects the benefit of those costs to be longer than one year. The Company allocates these assets proportionally to the performance obligations in the contracts and amortizes them as the performance obligations are satisfied. During the nine months ended September 30, 2019, the Company recognized $11.3 million of assets related to costs to obtain contracts, and amortized $7.1 million of these assets during the same period. The unamortized balance of the assets was $4.2 million as of September 30, 2019.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	September 30, 2019	December 31, 2018
	(in thousands)
Accounts receivable, net:
Accounts receivable, gross	$213,561	$156,525
Less: unearned distribution price adjustments allowance	(10,500)	(5,400)
Less: allowance for doubtful accounts	(500)	(500)
	$202,561	$150,625
Inventories:
Raw materials	$16,573	$19,391
Work-in-process	33,629	39,425
Finished goods	34,725	45,565
	$84,927	$104,381
Property and equipment, net:
Computer, equipment, and software	$193,290	$180,125
Furniture and fixtures	1,674	2,140
Leasehold improvements	53,125	46,179
	248,089	228,444
Less: Accumulated depreciation and amortization	(135,229)	(123,110)
	$112,860	$105,334
Other long-term assets:
Right of use assets	$59,964	$—
Deferred taxes	50,660	50,660
Equity investments in privately-held companies	35,567	40,300
Long-term restricted cash	—	7,884
Severance assets	5,587	17,043
Other	5,178	2,295
	$156,956	$118,182
Accrued and other liabilities:
Payroll and related expenses	$71,881	$76,788
Accrued expenses	35,654	28,821
Lease liability, current	17,902	—
Other	34,284	16,269
	$159,721	$121,878
Other long-term liabilities:
Lease liability, long term	$49,960	$—
Income tax payable	42,310	25,600
Accrued severance	6,872	21,645
Other	9,085	6,868
	$108,227	$54,113

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents and marketable securities at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's investments in debt securities, certificates of deposits and long-term restricted cash are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of September 30, 2019 and December 31, 2018, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,438	$—	$1,438
Certificates of deposit	—	180,321	180,321
Government debt securities	—	211,995	211,995
Corporate debt securities	—	297,507	297,507
	1,438	689,823	691,261
Derivative contracts	—	1,109	1,109
Total financial assets	$1,438	$690,932	$692,370
Derivative contracts	—	15	15
Total financial liabilities	$—	$15	$15

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

There were no transfers between Level 1 and Level 2 securities during the nine months ended September 30, 2019 and 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
The short-term investments are classified as available-for-sale securities. The cash, cash equivalents and short-term investments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$51,200	$51,200	$55,501	$55,501
Money market funds	1,438	1,438	1,265	1,265
Certificates of deposit	180,223	180,321	95,080	95,038
Government debt securities	211,584	211,995	100,449	100,478
Corporate debt securities	296,263	297,507	186,571	186,208
Total	740,708	742,461	438,866	438,490
Less amounts classified as cash and cash equivalents	(52,638)	(52,638)	(56,766)	(56,766)
Short-term investments	$688,070	$689,823	$382,100	$381,724

Interest income and gains on short-term investments, net were $4.2 million and $1.5 million for the three months ended September 30, 2019 and 2018, respectively. Interest income and gains on short-term investments, net were $11.0 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and 2018, there were no material unrealized gains or loses.
The contractual maturities of short-term investments at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$371,773	$372,329	$281,303	$280,959
Due in one to three years	316,297	317,494	100,797	100,765
	$688,070	$689,823	$382,100	$381,724

Equity investments in privately-held companies:
As of September 30, 2019 and December 31, 2018, the Company held a total of $35.6 million and $40.3 million, respectively, in equity investments in privately-held companies. During the first quarter of 2019, one of the investees of the Company's equity investments in privately-held companies was acquired. As a result, the Company recorded a gain on sale of $9.1 million in the first quarter of 2019. In addition, $3.2 million of the consideration owed to the Company was held back in an escrow account as of September 30, 2019. The final amount released from escrow, if any, will be recognized as an additional gain on sale when released. During the second quarter of 2019, the Company recorded a gain of $0.4 million from the conversion of a note receivable to equity in a privately-held company.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
There has been no change in the carrying amount of goodwill of $473.9 million during the nine months ended September 30, 2019.
The carrying amounts of intangible assets as of September 30, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$69,407	$(38,503)	$30,904	1-8
Developed technology	285,443	(193,613)	91,830	4-7
Customer relationships	69,776	(35,946)	33,830	4-9
Trade names	5,600	(5,600)	—	3
Total intangible assets	$430,226	$(273,662)	$156,564
The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$49,546	$(30,062)	$19,484	1-8
Developed technology	285,443	(164,406)	121,037	4-7
Customer relationships	69,776	(31,246)	38,530	4-9
Trade names	5,600	(5,323)	277	3
Total intangible assets	$410,365	$(231,037)	$179,328

Amortization expense of intangible assets totaled approximately $15.4 million and $15.7 million for the three months ended September 30, 2019 and 2018, respectively. Amortization expense of intangible assets totaled approximately $45.0 million and $48.5 million for the nine months ended September 30, 2019 and 2018, respectively.
The estimated future amortization expense from amortizable intangible assets is as follows:

(in thousands)
2019 (remainder of the year)	$17,079
2020	57,877
2021	48,824
2022	15,386
2023	8,488
Thereafter	8,910
Total	$156,564

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
Fair Value of Derivative Contracts
The fair value of derivative contracts in the unaudited condensed consolidated balance sheets at September 30, 2019 and December 31, 2018 were as follows:

	Other current assets	Accrued liabilities	Other current assets	Accrued liabilities
	September 30, 2019		December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$1,109	$15	$27	$2,122
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$—	$69	$414
Total derivatives	$1,109	$15	$96	$2,536

The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollars at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$77,111	$92,956
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$57,844

Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income as of September 30, 2019 and December 31, 2018 and their effect on OCI for the nine months ended September 30, 2019:

(in thousands)
December 31, 2018	$(1,978)
Amount of gain recognized in OCI (effective portion)	4,687
Amount of gain reclassified from OCI to income (effective portion)	(1,498)
September 30, 2019	$1,211

Effect of Derivative Contracts on the Unaudited Condensed Consolidated Statement of Operations
The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the three months ended September 30, 2019 and 2018 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating income (expenses)	$1,081	$(1,805)	$—	$—
Interest and other, net	$—	$—	$45	$66

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The effect of derivative contracts on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2019 and 2018 was as follows:

	Derivatives designated as hedging instruments		Derivatives not designated as hedging instruments
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating income (expenses)	$1,498	$(2,689)	$—	$—
Interest and other, net	$—	$—	$2,301	$(2,638)

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
The severance pay detail is as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued severance liabilities	$6,872	$21,645
Severance assets	5,587	17,043
Unfunded portion	$1,285	$4,602

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 9—COMMITMENTS AND CONTINGENCIES:
Commitments
Leases
See Note 14 "Leases" for lease-related commitments as of September 30, 2019.
Purchase commitments

At September 30, 2019, the Company had the following non-cancelable purchase commitments:

(in thousands)
2019 (remainder of the year)	$133,395
2020	93,383
2021	2,248
2022	440
Total	$229,466

Other Commitments
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of September 30, 2019, the Company's unrecognized tax benefits totaled $64.2 million, out of which an amount of $41.3 million would reduce the Company's income tax expense and effective tax rate, if recognized.
Contingencies
Legal proceedings
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company, the members of its board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against the Company and the members of its board of directors. On May 23, 2019, a lawsuit entitled Ronald Grutz v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. All six suits alleged that the preliminary proxy statement filed by the Company on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages.
None of the plaintiffs moved for injunctive relief before the shareholder vote, which occurred on June 20, 2019, and all of the lawsuits have now been dismissed. On June 25, 2019, the plaintiffs of the class action suit entitled Michael Kent v. Mellanox Technologies, Ltd., et al. filed a voluntary dismissal in the United States District Court for the Southern District of New York. On July 31, 2019, the plaintiff of the lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California. On August 26, 2019, the plaintiffs of the class action suit entitled David Thornton v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California. On October 2, 2019, the plaintiff of the lawsuit entitled Ronald Grutz v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Southern District of New York. On October 3, 2019, the plaintiffs of the class action suit entitled Marc Henzel v. Mellanox Technologies, Ltd., et al.,

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

filed a voluntary dismissal in the United States District Court for the Northern District of California. On October 14, 2019, the plaintiffs of the class action suit entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California.
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
The Company records a liability when it believes that it is both probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company evaluates, at least quarterly, developments in its legal matters that could affect the amount of liability that has been previously accrued and makes adjustments as appropriate. Significant judgment is required to determine both the probability and the estimated amount of a loss or potential loss. The Company may be unable to estimate the reasonably possible loss or range of loss for a particular legal contingency. In such instances, there is considerable uncertainty regarding the ultimate resolution of such matters, including a possible eventual loss, if any.

NOTE 10—SHARE INCENTIVE PLANS
Share option plans
On July 25, 2019, the Company's shareholders approved the Mellanox Technologies, Ltd. Fourth Amended and Restated Global Share Incentive Plan (2006) (the "Fourth Restated Plan"), which constitutes an amendment and restatement of the Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006) (the "Third Restated Plan"). The Fourth Restated Plan increased the ordinary shares reserved for issuance under the Third Restated Plan by 1,960,000 shares to 6,427,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminated after March 14, 2016, the effective date of the first amendment and restatement of the Global Share Incentive Plan (2006). The Fourth Restated Plan also clarifies the treatment of performance-based awards upon the occurrence of a change in control of the Company.
Share option activity
Share option activity under the Company's equity incentive plans in the nine months ended September 30, 2019 is set forth below:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2018	494,503	$50.73
Options exercised	(205,625)	$35.08
Options canceled	(1,040)	$91.91
Outstanding at September 30, 2019	287,838	$61.76

The total pretax intrinsic value of options exercised in the nine months ended September 30, 2019 and 2018 was $14.4 million and $25.5 million, respectively. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the closing price of the Company's ordinary shares of $109.59 on September 30, 2019, the last trading day of the quarter ended September 30, 2019, the total pretax intrinsic value of options outstanding at September 30, 2019 was $13.8 million. The total pretax intrinsic value of options outstanding at December 31, 2018 was $21.8 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

There were 287,671 and 493,462 options exercisable at September 30, 2019 and December 31, 2018, respectively. The total pretax intrinsic value of exercisable options at September 30, 2019 was $13.8 million. The total pretax intrinsic value of exercisable options at December 31, 2018 was $21.7 million.
Restricted share unit activity
RSU activity under the Company's equity incentive plans in the nine months ended September 30, 2019 is set forth below:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2018	3,294,163	$65.05
Restricted share units granted	1,548,174	$105.21
Restricted share units vested	(1,024,385)	$60.06
Restricted share units canceled	(207,822)	$72.33
Non-vested restricted share units at September 30, 2019	3,610,130	$83.28

The weighted average fair value of RSUs granted in the nine months ended September 30, 2019 and 2018 was $105.21 and $79.72, respectively.
The total intrinsic value of all outstanding RSUs as of September 30, 2019 and December 31, 2018 was $395.6 million and $304.3 million, respectively.
The non-vested restricted share units at September 30, 2019 included 36,000 performance share units. The PSUs will vest and be earned based on the Company’s achievement of relative total shareholder return and average non-GAAP net operating margin over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020, subject to the continued service to the Company through the end of the performance period. The number of shares that will actually vest ranges from zero to 175% of the target.
Employee Stock Purchase Plan activity
There were 309,723 and 490,123 shares purchased under the ESPP for the nine months ended September 30, 2019 and 2018, respectively, at an average price per share of $78.92 and $46.62, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of September 30, 2019:

Number of Shares
Share options outstanding	287,838
Restricted share units outstanding	3,610,130
Shares authorized for future issuance	2,251,139
ESPP shares available for future issuance	2,625,623
Total shares reserved for future issuance as of September 30, 2019	8,774,730

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Share-based compensation
The Company accounts for share-based compensation expense based on the estimated fair value of the share equity awards as of the grant dates.
The following weighted average assumptions were used to value ESPP shares issued pursuant to the Company's share incentive plans for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Dividend yield	—%	—%
Expected volatility	11.6%	24.9%
Risk free interest rate	1.83%	2.36%
Expected life, years	0.5	0.5

The following table summarizes the distribution of total share-based compensation expense in the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$1,010	$515	$2,523	$1,341
Research and development	17,317	10,395	45,044	26,909
Sales and marketing	7,434	4,645	19,590	11,890
General and administrative	5,465	3,601	15,260	8,906
Total share-based compensation expense	$31,226	$19,156	$82,417	$49,046

At September 30, 2019, there was $264.2 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.82 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated balances of other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2018	$927	$(1,978)	$(1,051)
Other comprehensive income before reclassifications, net of taxes	836	4,687	5,523
Realized gains reclassified from accumulated other comprehensive income	(10)	(1,498)	(1,508)
Net current-period other comprehensive income, net of taxes	826	3,189	4,015
Balance at September 30, 2019	$1,753	$1,211	$2,964

Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive loss before reclassifications, net of taxes	50	(4,528)	(4,478)
Realized loss reclassified from accumulated other comprehensive income	4	2,689	2,693
Net current-period other comprehensive loss, net of taxes	54	(1,839)	(1,785)
Balance at September 30, 2018	$747	$(914)	$(167)

The following table provides details about reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income (Loss)		Affected Line Item in the Financial Statements
	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(1,498)	$2,689	Cost of revenues and Operating expenses:
	(75)	132	Cost of revenues
	(150)	304	General and administrative
	(135)	238	Sales and marketing
	(1,138)	2,015	Research and development
Realized (gains)/losses on available-for-sale securities	(10)	4	Retained earnings and interest and other, net
Total reclassifications for the period	$(1,508)	$2,693	Total

NOTE 12—INCOME TAXES:
As of September 30, 2019 and December 31, 2018, the Company had gross unrecognized tax benefits of $64.2 million and $46.5 million, respectively. It is the Company’s policy to classify accrued interest and penalties as part of the unrecognized tax benefits and record the expense in the provision for income taxes. The amount of accrued interest and penalties related to unrecognized tax benefits totaled $3.2 million at September 30, 2019 and $2.6 million at December 31, 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

As of September 30, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in the United States. The Company has NOLs in the United States from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of September 30, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in Denmark and Israel. As of September 30, 2019, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Income Tax Authorities for certain years from 2014 to 2017.
The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"). Under the terms of the Beneficiary Enterprise program, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10.0% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of $34.9 million for the nine months ended September 30, 2019, increasing diluted earnings per share by approximately $0.62 in the nine months ended September 30, 2019.
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
The Company’s effective tax rate is highly dependent upon the geographic distribution of its worldwide earnings or losses, tax regulations and tax holiday benefits in Israel, and the effectiveness of the Company’s tax planning strategies. The Company’s effective tax rates were 11.3% and (34.0)% for the nine months ended September 30, 2019 and 2018, respectively. The difference between the Company’s effective tax rate and the 21.0% federal statutory rate for the nine months ended September 30, 2019 resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation.
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
At September 30, 2019, the Company maintained a valuation allowance against deferred tax assets related to capital loss carryforwards of certain subsidiaries. The Company assesses its ability to recover its deferred tax assets on an ongoing basis. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence including its recent cumulative losses, its ability to carry-back losses against prior taxable income and its projected financial results. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. A valuation allowance may be recorded in the event it is deemed to be more-likely-than-not that the deferred tax asset cannot be realized. Previously established valuation allowances may also be released in the event it is deemed to be more-likely-than-not that the deferred tax asset can be realized. Any release of valuation allowance will be recorded as a tax benefit which will positively impact the Company’s operating results. Management has determined on the basis of the quarterly assessment performed at September 30, 2019, that these deferred tax assets are not more-likely-than-not to be realized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

NOTE 13—INTEREST AND OTHER, NET:
Interest and other, net is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Interest expense	$(29)	$(66)	$(120)	$(2,108)
Interest income and gains on short-term investments, net	4,227	1,459	11,021	3,398
Foreign exchange loss, net	(2,306)	(300)	(6,360)	(878)
Gain on investments in privately-held companies	—	—	9,569	—
Impairment of investment in a privately-held company	—	—	(1,755)	—
Other	(176)	(47)	(140)	(237)
Interest and other, net	$1,716	$1,046	$12,215	$175

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Continued)

The components of lease expense and supplemental cash flow information related to leases for the three and nine months ended September 30, 2019 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Components of lease expense
Operating lease cost	$5,730	$17,589
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$5,233	$15,249
Supplemental non-cash information related to lease liabilities arising from obtaining right-of-use assets	$2,244	$5,106

For the nine months ended September 30, 2019, the weighted average remaining lease term is 6.2 years, and the weighted average discount rate is 3.25 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.
Maturities of lease liabilities as of September 30, 2019 were as follows:

(in thousands)
2019 (remainder of the year)	$17,297
2020	16,268
2021	8,898
2022	7,443
2023	7,185
Thereafter	17,795
Total (1)	74,886
Less: Imputed interest	(7,024)
Lease liability	$67,862
(1) Future lease payments have not been reduced by minimum sublease rental income of $2.8 million owed to the Company in the future under noncancelable subleases.
The lease liabilities as of September 30, 2019 do not include the obligations under a lease agreement related to an office being built in Tel Aviv, Israel. The Company is not involved in the construction and will not be exposed to any risks during the construction period. The lease term expires 10 years after the expected lease inception. In addition, the lease contains a renewal option, which the Company determined is not reasonably assured to be exercised. As of September 30, 2019, the estimated total future lease obligation was approximately $31.5 million.

NOTE 15—RESTRUCTURING CHARGES:
In connection with the discontinuation of its 1550nm silicon photonics development activities, the Company initiated a restructuring plan in the first quarter of 2018 to wind down the business operations related to these activities, which primarily included terminating employees, exiting contracts with vendors, selling assets, and exiting facilities. The Company recorded $3.5 million, $3.4 million, and $3.4 million of employee separation and severance costs, contract exit costs with vendors, and impairment charges or losses on disposal of assets during the nine months ended September 30, 2018, respectively. The Company does not expect any significant restructuring charges in the future.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition as of September 30, 2019 and results of operations for the three and nine months ending September 30, 2019 and 2018 should be read together with our financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that involve risks, uncertainties and assumptions. Words such as "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect," "predict," "potential" and similar expressions, as they relate to us, our business and our management, are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this report. The identification of certain statements as "forward-looking" is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to the pending merger with NVIDIA Corporation, our future revenues, product development and introductions, customer demand, our dependence on key customers for a substantial portion of our revenue, performance of our subcontractors, growth rates, market adoption of our products, competitive factors, gross margins, levels of research, development and other related costs, expenditures, protection of our proprietary rights and patents, tax expenses and benefits, cash flows, management’s plans and objectives for current and future operations, and worldwide economic conditions.

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
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of our shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. At our extraordinary general meeting held on June 20, 2019, our shareholders approved the consummation of the Merger. Although discussions with the European Union and China regulatory bodies are progressing and closing the merger is possible by the end of this calendar year, we believe the closing will likely occur in the early part of calendar 2020.
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
We recorded transaction-related costs of $11.1 million, principally for investment banking and legal fees associated with the pending acquisition, during the nine months ended September 30, 2019. These costs are recorded in general and administrative expenses included in the condensed consolidated statement of operations for the nine months ended September 30, 2019. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
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

Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Revenues for the three months ended September 30, 2019 were $335.3 million compared to $279.2 million for the three months ended September 30, 2018, representing an increase of $56.1 million, or approximately 20.1%. Revenues for the nine months ended September 30, 2019 were $950.8 million compared to $798.7 million for the nine months ended September 30, 2018, representing an increase of $152.1 million, or approximately 19.0%. Our revenues for the nine months ended September 30, 2019 are not necessarily indicative of our future results. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
Our products have broad adoption with multiple end customers across HPC, cloud, Web 2.0, enterprise data center, storage, Big Data, machine learning, telecommunications, financial services, and media/entertainment markets. These markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 48.3% and 53.8% of our total revenues for the nine months ended September 30, 2019 and 2018, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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

Results of Operations
 The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	35.1	34.2	35.3	36.1
Gross profit	64.9	65.8	64.7	63.9
Operating expenses:
Research and development	32.0	33.3	31.4	33.3
Sales and marketing	12.3	13.0	12.7	14.0
General and administrative	6.0	5.0	6.2	6.8
Restructuring and impairment charges	—	0.3	0.1	1.3
Total operating expenses	50.3	51.6	50.4	55.4
Income from operations	14.6	14.2	14.3	8.5
Interest and other, net	0.5	0.4	1.3	—
Income before taxes on income	15.1	14.6	15.6	8.5
Provision for (benefit from) taxes on income	1.9	1.3	1.8	(2.9)
Net income	13.2%	13.3%	13.8%	11.4%
Comparison of the Three and Nine Months Ended September 30, 2019 to the Three and Nine Months Ended September 30, 2018
The following tables represent our total revenues for the three months ended September 30, 2019 and 2018 by product type and interconnect protocol:

	Three Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
ICs	$44,452	13.3%	$46,397	16.6%
Boards	145,500	43.4%	130,047	46.6%
Switch systems	79,094	23.6%	53,484	19.2%
Cables, accessories and other	66,205	19.7%	49,283	17.6%
Total Revenues	$335,251	100.0%	$279,211	100.0%

	Three Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
InfiniBand:
HDR	$43,524	13.0%	$—	—%
EDR	64,107	19.1%	51,658	18.5%
FDR	26,052	7.8%	33,227	11.9%
QDR/DDR/SDR	766	0.2%	12,980	4.7%
Total	134,449	40.1%	97,865	35.1%
Ethernet	198,000	59.1%	175,517	62.9%
Other	2,802	0.8%	5,829	2.0%
Total revenues	$335,251	100.0%	$279,211	100.0%
Revenues. Revenues were $335.3 million for the three months ended September 30, 2019, compared to $279.2 million for the three months ended September 30, 2018, representing an increase of $56.1 million, or approximately 20.1%. Infiniband product sales increased by $36.6 million, which was mainly due to the introduction of our 200 gigabit HDR InfiniBand solutions and the transition from FDR products to the EDR product generation. Ethernet product sales increased by $22.5 million primarily due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the three months ended September 30, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $217.5 million for the three months ended September 30, 2019, compared to $183.6 million for the three months ended September 30, 2018, representing an increase of $33.9 million, or approximately 18.5%. Gross margin was 64.9% in the three months ended September 30, 2019, compared to the gross margin of 65.8% in the three months ended September 30, 2018. The lower gross margin in the three months ended September 30, 2019 was primarily due to changes in product mix. Gross margin for the three months ended September 30, 2019 is not necessarily indicative of future results.
The following tables represent our total revenues for the nine months ended September 30, 2019 and 2018 by product type and interconnect protocol:

	Nine Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
ICs	$158,121	16.6%	$103,918	13.0%
Boards	374,573	39.4%	384,806	48.2%
Switch systems	234,960	24.7%	166,205	20.8%
Cables, accessories and other	183,138	19.3%	143,744	18.0%
Total Revenues	$950,792	100.0%	$798,673	100.0%

	Nine Months Ended September 30,
	2019	% of Revenues	2018	% of Revenues
	(dollars in thousands)
InfiniBand:
HDR	$95,337	10.0%	$—	—%
EDR	190,393	20.0%	166,923	20.9%
FDR	95,622	10.1%	110,624	13.9%
QDR/DDR/SDR	24,116	2.5%	25,567	3.2%
Total	405,468	42.6%	303,114	38.0%
Ethernet	528,023	55.5%	469,935	58.8%
Other	17,301	1.9%	25,624	3.2%
Total revenues	$950,792	100.0%	$798,673	100.0%
Revenues. Revenues were $950.8 million for the nine months ended September 30, 2019, compared to $798.7 million for the nine months ended September 30, 2018, representing an increase of $152.1 million, or approximately 19.0%. Infiniband product sales increased by $102.4 million, which was mainly due to the introduction of our 200 gigabit HDR InfiniBand solutions and the transition from FDR products to the EDR product generation. Ethernet product sales increased by $58.1 million due to the increased adoption of our 25 gigabit per second and above solutions. The revenues for the nine months ended September 30, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $615.0 million for the nine months ended September 30, 2019, compared to $510.4 million for the nine months ended September 30, 2018, representing an increase of $104.5 million, or approximately 20.5%. Gross margin was 64.7% in the nine months ended September 30, 2019, compared to the gross margin of 63.9% in the nine months ended September 30, 2018. The lower gross margin in the nine months ended September 30, 2018 was primarily due to a $9.3 million settlement of a contingent royalty obligation recorded during the second quarter of 2018. Gross margin for the nine months ended September 30, 2019 is not necessarily indicative of future results.

Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Salaries and benefits	$56,895	$51,564	$5,331	10.3%	$166,092	$155,750	$10,342	6.6%
Share-based compensation	17,317	10,395	6,922	66.6%	45,044	26,909	18,135	67.4%
Development and tape-out costs	10,012	10,546	(534)	(5.1)%	21,573	22,529	(956)	(4.2)%
Other	23,156	20,425	2,731	13.4%	66,205	61,320	4,885	8.0%
Total Research and development	$107,380	$92,930	$14,450	15.5%	$298,914	$266,508	$32,406	12.2%
Research and development expenses were $107.4 million for the three months ended September 30, 2019, compared to $92.9 million for the three months ended September 30, 2018, representing an increase of $14.5 million, or approximately 15.5%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The increase in other expense was primarily attributable to higher facility expenses and the outsourcing of research and development activities during the three months ended September 30, 2019.
Research and development expenses were $298.9 million for the nine months ended September 30, 2019, compared to $266.5 million for the nine months ended September 30, 2018, representing an increase of $32.4 million, or approximately 12.2%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The increase in other expense was primarily attributable to higher facility expenses and the outsourcing of research and development activities during the nine months ended September 30, 2019.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Salaries and benefits	$24,992	$22,573	$2,419	10.7%	$73,728	$70,033	$3,695	5.3%
Share-based compensation	7,434	4,645	2,789	60.0%	19,590	11,890	7,700	64.8%
Trade shows and promotions	3,531	3,376	155	4.6%	11,658	11,894	(236)	(2.0)%
Other	5,209	5,750	(541)	(9.4)%	15,589	17,694	(2,105)	(11.9)%
Total Sales and marketing	$41,166	$36,344	$4,822	13.3%	$120,565	$111,511	$9,054	8.1%
Sales and marketing expenses were $41.2 million for the three months ended September 30, 2019, compared to $36.3 million for the three months ended September 30, 2018, representing an increase of $4.9 million, or approximately 13.3%. The increase in salaries and benefits was primarily attributable to higher sales commissions and merit-based salary increases. The decrease in other was mainly due to lower depreciation and amortization.
Sales and marketing expenses were $120.6 million for the nine months ended September 30, 2019, compared to $111.5 million for the nine months ended September 30, 2018, representing an increase of $9.1 million, or approximately 8.1%. The increase in salaries and benefits was primarily attributable to higher sales commissions, bonuses and merit-based salary increases. The decrease in other was mainly due to lower depreciation and amortization.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change	% Change	2019	2018	Change	% Change
	(dollars in thousands)
Salaries and benefits	$6,289	$5,556	$733	13.2%	$18,592	$17,200	$1,392	8.1%
Share-based compensation	5,465	3,601	1,864	51.8%	15,260	8,906	6,354	71.3%
Professional services	6,531	2,946	3,585	121.7%	19,267	22,400	(3,133)	(14.0)%
Other	1,821	1,792	29	1.6%	5,457	5,540	(83)	(1.5)%
Total General and administrative	$20,106	$13,895	$6,211	44.7%	$58,576	$54,046	$4,530	8.4%
General and administrative expenses were $20.1 million for the three months ended September 30, 2019, compared to $13.9 million for the three months ended September 30, 2018, representing an increase of $6.2 million, or approximately 44.7%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The increase in professional services was primarily due to $3.3 million of expenses related to the pending acquisition of Mellanox by NVIDIA recorded during the three months ended September 30, 2019, compared to $1.1 million of expenses related to the proxy contest during the three months ended September 30, 2018.
General and administrative expenses were $58.6 million for the nine months ended September 30, 2019, compared to $54.0 million for the nine months ended September 30, 2018, representing an increase of $4.6 million, or approximately 8.4%. The increase in salaries and benefits was primarily attributable to merit-based salary increases and higher bonus expenses. The decrease in professional services was primarily due to $11.1 million of expenses related to the pending acquisition of Mellanox by NVIDIA recorded during the nine months ended September 30, 2019, compared to $13.5 million of expenses related to the proxy contest during the nine months ended September 30, 2018.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of goods sold	$1,010	$515	$2,523	$1,341
Research and development	17,317	10,395	45,044	26,909
Sales and marketing	7,434	4,645	19,590	11,890
General and administrative	5,465	3,601	15,260	8,906
	$31,226	$19,156	$82,417	$49,046
Share-based compensation expense was $31.2 million for the three months ended September 30, 2019, compared to $19.2 million for the three months ended September 30, 2018, representing an increase of $12.0 million, or approximately 62.6%. The increase was mainly due to additional expenses related to annual focal grants during the first quarter of 2019 and additional retention grants to employees during the third quarter of 2019 related to the proposed acquisition by NVIDIA.
Share-based compensation expense was $82.4 million for the nine months ended September 30, 2019, compared to $49.0 million for the nine months ended September 30, 2018, representing an increase of $33.4 million, or approximately 68.0%. The increase was mainly due to additional expenses related to annual focal grants during the third quarter of 2018 (which were deferred from the first quarter to the third quarter due to the timing of our Annual General Meeting) and the first quarter of 2019 and additional grants during the third quarter of 2019.

Restructuring and impairment charges.
Restructuring and impairment charges for the three months ended September 30, 2018 primarily consisted of an impairment charge related to fixed assets.
Restructuring and impairment charges for the nine months ended September 30, 2019 primarily consisted of a $0.9 million impairment charge related to fixed assets. Restructuring and impairment charges for the nine months ended September 30, 2018 primarily consisted of employee termination and severance costs of $3.5 million, contract exit costs with vendors of $3.4 million and loss on disposal of assets of $2.4 million primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net.
Interest and other, net in the three months ended September 30, 2019 represented income of $1.7 million as compared to income of $1.0 million for the three months ended September 30, 2018. The increase was primarily attributable to additional income of $2.8 million related to interest income and gains on short-term investments, partially offset by a $2.0 million increase in foreign exchange losses.
Interest and other, net in the nine months ended September 30, 2019 represented income of $12.2 million as compared to income of $0.2 million for the nine months ended September 30, 2018. The increase was primarily attributable to $9.6 million of gains related to investments in privately-held companies, $7.6 million of additional interest income and gains on short-term investments and a $2.0 million decrease in interest expense, partially offset by a $5.5 million increase in foreign exchange losses.
Provision for (benefit from) taxes on income.
Our provision for taxes on income was $6.4 million for the three months ended September 30, 2019 as compared to $3.5 million for the three months ended September 30, 2018.
Our provision for taxes on income was $16.7 million for the nine months ended September 30, 2019 as compared to a benefit from taxes on income of $23.2 million for the nine months ended September 30, 2018.
Our effective tax rate was 11.3% and (34.0)% for nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, the difference between the 11.3% effective tax rate and the 21.0% federal statutory rate resulted primarily from the excess benefits related to share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax benefits, interest and penalties associated with unrecognized tax positions and non-tax-deductible expenses such as share-based compensation. For the nine months ended September 30, 2018, the difference between the (34.0)% effective tax rate and the 21.0% federal statutory rate resulted primarily from the release of a valuation allowance of $26.3 million against the deferred tax assets related to our U.S. subsidiaries, the excess benefits of share-based compensation, the tax holiday in Israel and foreign earnings taxed at rates lower than the federal statutory rates, partially offset by the accrual of unrecognized tax positions, interest and penalties associated with unrecognized tax positions, non-tax-deductible expenses such as share-based compensation expense, and losses generated from subsidiaries without tax benefits.
Liquidity and Capital Resources
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operating activities. As of September 30, 2019, our principal sources of liquidity consisted of cash and cash equivalents of $52.6 million and short-term investments of $689.8 million.
We are an Israeli company and as of September 30, 2019, our subsidiaries outside of Israel held approximately $55.3 million in cash, cash equivalents and short-term investments.
Our cash, cash equivalents, short-term investments and working capital balances at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash and cash equivalents	$52,638	$56,766
Short-term investments	689,823	381,724
Total	$742,461	$438,490
Working capital	$782,456	$497,666
Our ratio of current assets to current liabilities was 3.9:1 and 3.3:1 at September 30, 2019 and December 31, 2018, respectively.
Operating Activities
Net cash provided by our operating activities amounted to $277.0 million in the nine months ended September 30, 2019. The adjustments from net income of $131.2 million to net cash provided by operating activities mainly included net non-cash items of $157.5 million and net changes in assets and liabilities of $8.4 million, partially offset by the gain on short-term investments of $10.5 million and gains on investments in privately-held companies of $9.6 million. Non-cash items consisted primarily of $82.4 million of share-based compensation, $72.0 million of depreciation and amortization and impairment charges of $3.0 million. The $8.4 million cash inflow from changes in assets and liabilities was attributed to an increase of $23.4 million in accrued and other liabilities, a decrease in inventory of $15.6 million primarily due to management's efforts to increase inventory turns, an increase in accounts payable of $10.9 million primarily due to the timing of purchases and payments and a decrease in prepaid and other assets of $10.5 million, partially offset by an increase in accounts receivable of $51.9 million primarily due to timing of invoicing and collections.
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
Investing Activities
Net cash used in investing activities was $312.1 million in the nine months ended September 30, 2019. Cash used in investing activities was primarily attributable to the net purchases of short-term investments of $293.5 million, $27.0 million for purchases of property and equipment, $4.3 million for purchases of investments in privately-held companies, and $4.3 million for purchases of intangible assets, partially offset by the proceeds from the sale of an investment in a privately-held company of $16.9 million.
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
Financing Activities
Net cash provided by financing activities was $23.1 million in the nine months ended September 30, 2019. Cash provided by financing activities was primarily due to $31.7 million of proceeds from share issuances through employee stock plans, partially offset by $8.6 million of payments on intangible asset financings.
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

Contractual Obligations
See Note 9, "Commitments and Contingencies" in the notes to the unaudited condensed consolidated financial statements for more details about our contractual obligations at September 30, 2019 and the effect those obligations are expected to have on our liquidity and cash flows in future periods.
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
Leases. We adopted the new lease standard on January 1, 2019. As a result, the contractual obligations related to future lease payments are reflected on the balance sheet as lease liabilities as of September 30, 2019. See Note 14, "Leases" in the notes to the unaudited condensed consolidated financial statements for more details about the maturity of lease liabilities, and significant future obligations related to one of our building leases that has not yet commenced and therefore was not included in the lease liabilities as of September 30, 2019.
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
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate fluctuation risk
Investments. Our investments consist of cash, money market funds, certificates of deposits and interest bearing investments in government and corporate debt securities with an average maturity of 14.6 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis point change in interest rates would have a $5.2 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part II, Item 1A, "Risk Factors"). If we were to experience an immediate strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $10.7 million at September 30, 2019. There would also be an impact on future operating expenses denominated in currencies other than the U.S. dollar. For the month ended September 30, 2019, approximately $21.8 million of our monthly expenses were denominated in NIS. As of September 30, 2019, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 268.5 million NIS, or approximately $77.1 million based upon the exchange rate on that day.
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

ITEM 4—CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO (principal executive officer) and CFO (principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide the reasonable assurance described above.
Changes in Internal Control Over Financial Reporting
There were no changes during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1—LEGAL PROCEEDINGS
On May 1, 2019, a purported class action suit, entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. On May 2, 2019, a purported class action suit, entitled Michael Kent v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. Also on May 2, 2019, a purported class action suit, entitled David Thornton v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California. On May 3, 2019, a purported class action suit, entitled Lewis Stein v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us, the members of our board of directors, NVIDIA International Holdings Inc., Teal Barvaz Ltd., and NVIDIA Corporation.  Also on May 3, 2019, a lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Northern District of California against us and the members of our board of directors. On May 23, 2019, a lawsuit entitled Ronald Grutz v. Mellanox Technologies, Ltd., et al., was filed in the United States District Court for the Southern District of New York. All six suits alleged that the preliminary proxy statement filed by us on April 22, 2019 with the SEC in connection with the proposed Merger omits material information with respect to the transactions contemplated by the Merger Agreement, rendering it false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. Each plaintiff sought, among other things, injunctive relief, rescission, declaratory relief and unspecified monetary damages.
None of the plaintiffs moved for injunctive relief before the shareholder vote, which occurred on June 20, 2019, and all of the lawsuits have now been dismissed. On June 25, 2019, the plaintiffs of the class action suit entitled Michael Kent v. Mellanox Technologies, Ltd., et al. filed a voluntary dismissal in the United States District Court for the Southern District of New York. On July 31, 2019, the plaintiff of the lawsuit entitled Elaine Wang v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California. On August 26, 2019, the plaintiffs of the class action suit entitled David Thornton v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California. On October 2, 2019, the plaintiff of the lawsuit entitled Ronald Grutz v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Southern District of New York. On October 3, 2019, the plaintiffs of the class action suit entitled Marc Henzel v. Mellanox Technologies, Ltd., et al., filed a voluntary dismissal in the United States District Court for the Northern District of California. On October 14, 2019, the plaintiffs of the class action suit entitled Lewis Stein v. Mellanox Technologies, Ltd., et al. filed a voluntary dismissal in the United States District Court for the Northern District of California.
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
A small number of customers account for a significant portion of our revenues. For the three months ended September 30, 2019, no customer accounted for 10% or more of our total revenues; however, for the three months ended September 30, 2018, sales to Dell accounted for 11.4% of our total revenues. Sales to our top 10 customers represented 51.6% and 50.6% of our total revenues for the three months ended September 30, 2019 and 2018, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
Our intangible assets and goodwill are significant. As of September 30, 2019, we had recorded $630.5 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our condensed consolidated results of operations.
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
We derived 62.3% and 63.5% of our revenues in the nine months ended September 30, 2019 and 2018, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The United Kingdom ("U.K.") held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("Brexit"). In March 2017, the U.K. began the process to exit the European Union. On October 28, 2019, the European Union and the U.K. agreed to extend until January 31, 2020 the deadline to agree to the future terms of the U.K.'s relationship with the European Union, including, among other things, the terms of trade between the U.K. and the European Union, and to receive the approval of any such agreement by the U.K. parliament, or, instead, for the U.K. to determine to exit without a negotiated agreement, or pursue an alternative strategy. The effects of Brexit will depend on any agreements the U.K. may reach to retain access to European Union markets either during a transitional period or more permanently. In addition, the exit of the U.K from the European Union could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the U.K. determines which European Union treaties, laws and regulations to replace or replicate, including those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.
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
These provisions could delay, prevent or impede an acquisition of us, including the planned acquisition by NVIDIA, even if such an acquisition would be considered beneficial by some of our shareholders.
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

Risks Related to Our Ordinary Shares
The price of our ordinary shares may become volatile, and the value of an investment in our ordinary shares may decline.
Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	developments regarding our planned merger with NVIDIA;

•	quarterly variations in our results of operations or those of our competitors;

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
ITEM 3 — DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5 — OTHER INFORMATION
Not applicable.

ITEM 6 — EXHIBITS

2.1	(1)		*	Agreement and Plan of Merger, dated as of March 10, 2019, by and between NVIDIA Corporation, NVIDIA International Holdings, Inc., Teal Barvaz Ltd. and Mellanox Technologies, Ltd.
3.1	(2)			Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018).
10.1	(3)		**	Amended and Restated Executive Severance Benefits Agreement, dated July 22, 2019, between Eyal Waldman and the Company
31.1		†		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		†		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		†		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		†		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		†		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH		†		Inline XBRL Taxonomy Extension Schema Document
101.CAL		†		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		†		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE		†		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		†		Inline XBRL Taxonomy Extension Definition Linkbase Document
104.1		†		Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.

(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 1, 2019.
†    Filed herewith.

*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

**	Indicates management contract or compensatory plan, contract or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 7, 2019	Mellanox Technologies, Ltd.

/s/ Doug Ahrens
Doug Ahrens
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)