Form 10-K
period 2019-12-31
Mellanox Technologies, Ltd.
filed 2020-02-20
CIK 1356104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended:	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-33299
MELLANOX TECHNOLOGIES, LTD.
(Exact name of registrant as specified in its charter)

Israel	98-0233400
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Mellanox Technologies, Ltd.
Beit Mellanox, Yokneam, Israel 20692
(Address of principal executive offices, including zip code)
+972-4-909-7200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Ordinary shares, nominal value NIS 0.0175 per share	MLNX	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒
The aggregate market value of the registrant's ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $6.1 billion (based on the closing sales price of the registrant's ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The total number of shares outstanding of the registrant's ordinary shares, nominal value NIS 0.0175 per share, as of February 14, 2020, was 56,062,249.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2020 Annual General Meeting of Shareholders of Mellanox Technologies, Ltd. (hereinafter referred to as the “Proxy Statement”) or amendment to this Form 10-K (hereinafter referred to as the “Amendment”) are incorporated by reference in Part III of this report. Such Proxy Statement or Amendment will be filed with the Securities and Exchange Commission not later than 120 days after the conclusion of the registrant's fiscal year ended December 31, 2019.

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
We are a leader in high-performance Ethernet interconnects, including adapters, switches, and optical and copper cables and transceivers. We have gained significant share in the 25Gb/s and greater market segment and are the leading provider of adapters at these speeds. We work closely with key cloud, Web 2.0, server, storage, machine learning and telco customers to develop hardware and software that accelerate workloads and make data centers more efficient. This deep engagement with our customers enables us to deliver unique acceleration capabilities and thereby differentiate our products from our competitors. This provides us with the opportunity to gain share in the Ethernet market as users upgrade from 1Gb/s or 10Gb/s directly to 25/40/50, 100 or 200Gb/s.
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
We have been shipping our InfiniBand products since 2001 and our Ethernet products since 2007. During 2008, we introduced Virtual Protocol Interconnect, ("VPI"), into our ConnectX family of adapter ICs and cards. VPI provides the ability for an adapter to automatically sense whether a communications port is connected to Ethernet or InfiniBand. We also offer the Spectrum family of Ethernet switches at speeds from 10 to 400Gb/s and smart InfiniBand switches at speeds from 10 to 200Gb/s.
In order to accelerate the adoption of our high-performance interconnect solutions and our products, we work with leading vendors across related industries, including:

•	processor and accelerator vendors such as AMD, ARM, Huawei, IBM, Intel, Marvell, and NVIDIA;

•	operating system vendors such as Microsoft and Red Hat; and

•	software applications vendors such as Oracle, IBM and VMware.
We are a Steering Committee member of the InfiniBand Trade Association, ("IBTA") which is an industry trade organization that maintains and promotes InfiniBand and RoCE (RDMA over Converged Ethernet) technology. We are a founding member of the 25 Gigabit Ethernet consortium. We also participate in the Institute of Electrical and Electronic Engineers ("IEEE"), an organization that facilitates the advancement of the Ethernet standard, Storage Networking Industry Alliance ("SNIA") and other industry organizations advancing multi-vendor interoperable ecosystems for various networking and storage related standards.
Our business headquarters are in Sunnyvale, California, and our engineering and manufacturing headquarters are in Yokneam, Israel. Our total assets as of December 31, 2019 and 2018 were approximately $2,119.8 million and $1,587.2 million, respectively. During the years ended December 31, 2019, 2018 and 2017, we generated approximately $1,330.6 million, $1,088.7 million and $863.9 million in revenues, respectively, and approximately $205.1 million, $134.3 million and $(19.4) million in net income (loss), respectively.
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
Demand for computing power and data storage capacity continues to rise, fueled by the increasing reliance by enterprises on information technology ("IT") for everyday operations. Due to greater amounts of information to be processed, stored and retrieved, data centers rely on high-performance computing and high-capacity storage systems to optimize price/performance, minimize total cost of ownership, utilize power efficiently and simplify management. We believe that several IT trends impact the demand for interconnect solutions and the performance required from these solutions. These trends include:

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
A number of semiconductor-based interconnect solutions have been developed to address different application requirements. These solutions include proprietary technologies as well as standard technologies, including Fibre Channel, Ethernet and InfiniBand.
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

•
Fibre Channel is an industry standard interconnect solution limited to storage applications. The majority of Fibre Channel deployments support 2, 4, 8, 16, and 32Gb/s. Fibre Channel lacks a standard software interface, does not provide server cluster capabilities and remains more expensive relative to other standards-based interconnects. There have been industry efforts to support the Fibre Channel data transmission protocol over interconnect technologies including Ethernet (Fibre Channel over Ethernet) and InfiniBand (Fibre Channel over InfiniBand) however, none of these has gained wide adoption. The Fibre Channel market is declining as legacy storage area network moves to more modern Web 2.0 and cloud architectures based on converged, software defined, and scale out storage.

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

Advantages of InfiniBand
We believe that InfiniBand-based solutions have advantages compared to solutions based on alternative interconnect architectures. InfiniBand addresses the significant challenges within IT infrastructures by providing solutions for more demanding requirements of the high-performance interconnect market. More specifically, we believe that InfiniBand has the following advantages:

•
Superior performance. Compared to other interconnect technologies that were architected to have a heavy reliance on communication processing, InfiniBand was designed for implementation in an IC that relieves the CPU of communication processing functions. InfiniBand is able to provide superior latency relative to other existing interconnect technologies and has maintained this advantage with each successive generation of products. For example, our current InfiniBand adapters and switches provide bandwidth up to 200Gb/s, with end-to-end latency lower than a microsecond. In addition, InfiniBand fully leverages the I/O capabilities of PCI Express, a high-speed system bus interface standard.

The following table provides a bandwidth comparison of the various high-performance interconnect solutions:

	Proprietary	Fibre Channel	Ethernet	InfiniBand
Supported bandwidth of available adapters:	2Gb/s - 100Gb/s	2Gb/s - 32Gb/s	1Gb/s - 200Gb/s	10Gb/s - 200Gb/s

Performance in terms of latency varies depending on system configurations and applications. Typical benchmark testing reports show latency of InfiniBand solutions is appreciably lower than that of Ethernet solutions. Fibre Channel, which is used only as a storage interconnect, is typically not benchmarked on latency performance. HPC typically demands low latency interconnect solutions. In addition, there are increasing numbers of latency-sensitive applications in the cloud, Web 2.0, storage, machine learning and embedded markets, and, therefore, there is a trend towards using industry-standard Ethernet and InfiniBand solutions of 10Gb/s and faster, which are able to deliver lower latency than 1Gb/s Ethernet.
InfiniBand also includes smart In-Network Computing engines, engines that enable processing of data while they are being transferred within the data center. This capability enables faster data processing and therefore higher performance with compute and data intensive applications.

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

Our InfiniBand Solutions
We provide comprehensive end-to-end 40/56/100/200Gb/s InfiniBand solutions, including switch and gateway ICs, adapter cards, switch, gateway and long-haul systems, cables, modules and software. We introduced our 200Gb/s solutions in 2018. InfiniBand enables us to provide products that we believe offer superior performance and meet the needs of the most compute and data demanding applications, while also offering significant improvements in total cost of ownership compared to alternative interconnect technologies. As part of our comprehensive solution, we perform validation and interoperability testing from the physical interface to the applications software. Our expertise in performing validation and testing reduces time to market for our customers and improves the reliability of the fabric solution.
Our Ethernet Solutions
Advances in server virtualization, network storage and compute clusters have driven the need for faster network throughput to address application latency and availability problems in the Enterprise. To service this need, we provide a complete industry leading, end-to-end 10/25/40/50/100/200Gb/s Ethernet product portfolio for use in EDC, HPC, embedded environments, hyperscale, Web 2.0, and cloud data centers. Our portfolio of advanced Ethernet switch products supports the latest generation of Ethernet speeds and deliver wire speed forwarding for telco and data center environments. In addition, we provide a full range of Ethernet adapters at these speeds which incorporate the latest in Ethernet technology, including support for virtualization and RoCE. These solutions remove I/O bottlenecks in mainstream servers that limit application performance and support hardware-based I/O virtualization, providing dedicated adapter resources and guaranteed isolation and protection for virtual machines within the server.
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
Our Strengths
We apply our strengths to enhance our position as a leading supplier of semiconductor-based, high-performance interconnect products. We consider our key strengths to include the following:

•
We have expertise in developing high-performance interconnect solutions. We were founded by a team with an extensive background in designing and marketing semiconductor solutions. Since our founding, we have been focused on high-performance interconnect and have successfully launched several generations of Ethernet and InfiniBand products. We believe we have developed strong competencies in integrating mixed-signal design and developing complex ICs. We also consider our software development capability as a key strength, and we believe that our software allows us to offer complete solutions. We have developed a significant portfolio of intellectual property ("IP"), and have 783 issued patents, 10 registered designs, and 255 pending patent applications. We believe our experience, competencies and IP will enable us to remain a leading supplier of high-performance interconnect solutions.

•
We have expertise in developing high speed analog and optical components. We have unique design expertise and manufacturing capabilities required to build state of the art optical components, modules, and cable assemblies. We have developed significant know-how related to building advanced electrical and electro-optical components and sub-assemblies which combine electrical and optical components. In addition, we have design expertise to enable advanced transceiver chipsets for driving and receiving multimode optical signals and interfacing to low cost lasers and optical sensor technologies. We have developed significant manufacturing know how and automated assembly techniques to combine these optical and electrical components and build complete optical module and cables that are high-performance, cost effective, high quality, and offer high reliability.

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

•
We believe we are a leading merchant supplier of end to end Ethernet solutions and the leading merchant supplier of high-performance Ethernet Adapters. We have gained significant expertise in Ethernet adapters and are the leading supplier of adapters with speeds of 25Gb/s and above with over 60% market share of adapters with speeds greater than 10Gb/s. We have developed significant expertise in Ethernet switch hardware and software and are gaining market share with our top of rack switch products and optical and copper cables and transceivers. Nine out of the top ten hyperscale, cloud and Web 2.0 data centers are using our products. Our engagement with these customers through several generations of designs has allowed us to understand the challenges faced by large scale deployments, and to develop features that solve these problems. We are the first to market with a complete end-to-end product portfolio of adapters, switches, and cables for the latest 25, 50, 100, and 200Gb/s speeds of Ethernet. Our leading time to market, customer engagements, advanced feature set, and rapid development cadence provides a significant competitive advantage over other vendors. We believe that this places us in an advantageous position to benefit from continuing market adoption of our Ethernet products.

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

•
We have extensive relationships with our key original equipment manufacturers ("OEM") and hyperscale customers and many end users. Since our inception, we have worked closely with major hyperscale customers and OEMs, including leading server, storage, communications infrastructure equipment and embedded systems vendors, to develop products that accelerate market adoption of our Ethernet and InfiniBand products. During this process, we have obtained valuable insight into the challenges and objectives of our customers, and gained visibility into their product development plans. We also have established end-user relationships with influential IT executives who allow us access to firsthand information about evolving market trends. We believe that our OEM customer and end-user relationships allow us to stay at the forefront of developments and improve our ability to provide compelling solutions to address their needs.

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

•
Capture Ethernet market share with our adapter, switch, and cable products. We believe we are the market leader in Ethernet adapters with performance greater than 10Gb/s and the only provider of end-to-end solutions of adapters, switches, and cables at the latest 25, 40, 50, 100, and 200Gb/s speeds. We plan to capture Ethernet market share as data centers transition from 10Gb/s to 25/40/50/100/200/400Gb/s. We believe we will be able to leverage our strength in the Ethernet adapter business to grow our Ethernet switch and cable business during the market transition to these advanced speeds.

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

Our Products
We provide complete solutions which are based on and meet the specifications of the Ethernet and InfiniBand standards. Our products include adapter ICs and cards (ConnectX® and Connect-IB™ product family) and switch ICs (InfiniScale®, SwitchX®, SwitchX®-2, Mellanox Spectrum®, Switch-IB® and Mellanox Quantum™ product families) and systems, gateway ICs (BridgeX® product family) and gateway systems (Mellanox Skyway™), long-haul systems (MetroX®), Bluefield family SOC multicore and SmartNIC processors, software, and LinkX® cables and transceivers. Our ConnectX® family of adapters and cards support both the Ethernet and InfiniBand interconnect standards. Our SwitchX and SwitchX-2 family of silicon and systems supports both Ethernet and InfiniBand, and includes gateways that support bridging from InfiniBand to Ethernet. Our Spectrum switches support Ethernet standard and our Switch-IB and Quantum switches support InfiniBand standard. Our long-haul systems expand the reach of InfiniBand and lossless Ethernet up to 80 kilometers.
We have registered "Mellanox" and its logo, "Bluefield", "BridgeX", "Connect-IB", "ConnectX", "CoolBox", "CORE-Direct", "GPUDirect", "InfiniBridge", "InfiniHost", "InfiniScale", "Kotura" and its logo, "Mellanox Federal Systems", "Mellanox Hostdirect", "Mellanox Open Ethernet", "Mellanox Peerdirect", "Mellanox ScalableHPC", "Mellanox Technologies Connect. Accelerate. Outperform", "Mellanox Virtual Modular Switch", "MetroDX", "MetroX", "MLNX-OS", "Open Ethernet" logo, "PhyX", "SwitchX", "TestX", "The Generation of Open Ethernet" and its logo, "UFM", "Virtual Protocol Interconnect", "Quantum", "EZchip", "Tilera", and "Voltaire" and its logo as trademarks in the United States. "25 is the New 10®", "Accelio®", "CloudX®" logo, "CompustorX®"," "HPC-X®", "LinkX®", "Mellanox Care®", "Mellanox CloudX®" and its logo, "Mellanox Multi-host®", "Mellanox NEO®", "Mellanox Opencloud®" and its logo, "Mellanox OpenHPC®", "Mellanox Socket Direct®", "Mellanox Spectrum®", "Mellanox StorageX®", "Mellanox TuneX®, "Mellanox NVMEDirect®", "One Switch. A world of options®" slogan, "PlatformX®", "PSiPHY®", "SiPhy®", "Mellanox Spectrum®", "StoreX®", Switch-IB®", "TuneX®", "UCX®", "UCX Unified Communication X®" and "Unbreakable-Link®".

We have trademark applications pending in the United States to register "FPGADirect™", BlueOS™, CLOUD OF THINGS™, DYNAMIX QSA™, ETHERNET STORAGE FABRIC™ (LOGO), MELLANOX INDIGO™, Mellanox Innova™, MELLANOX NVMEDIRECT™, MELLANOX ONYX™, MELLANOX QUANTUM™ (LOGO), NVMe SNAP™, RIVERMAX™, SHIELD™, WHAT JUST HAPPENED™ (LOGO).
We provide adapters to server, storage, communications infrastructure and embedded systems OEMs as ICs or standard card form factors with PCI Express interfaces. Adapter ICs or cards are incorporated into OEMs' server and storage systems to provide Ethernet and/or InfiniBand connectivity. All of our adapter products interoperate with standard programming interfaces and are compatible with previous generations, providing broad industry support. We support leading server operating systems including Linux, Windows and VMware.
We provide our switch ICs and systems to server, storage, communications infrastructure and embedded systems OEMs to create switching equipment. To deploy an Ethernet or InfiniBand fabric, any number of server or storage systems that contain an adapter can be connected to a communications infrastructure system such as an Ethernet or InfiniBand switch. Our Spectrum family of Ethernet switches supports 10, 25, 40, 50, and 100Gb/s Ethernet throughput while Spectrum-2 is designed to support 200 and 400Gb/s Ethernet throughput. Our Quantum InfiniBand switch IC supports up to 200Gb/s InfiniBand throughput per port. We have introduced switch systems that include 8-port, 12-port, 18-port, 36-port, 48-port, 64-port, 108-port, 216-port, 324-port, 648-port, and 800-port. Our family of multicore processors and the new Bluefield SOC device combine multiple processing cores together with advanced networking connectivity and accelerators for security, storage, and other intelligent networking applications.
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
High-performance mixed-signal design
One of the key technology differentiators of our ICs is our mixed-signal data transmission SerDes technology. SerDes I/O directly drives the interconnect interface, which provides signaling and transmission of data over copper cables or fiber optic interfaces for longer distance connections. Additionally, we are able to integrate several of these high-performance SerDes onto a single, low-power IC, enabling us to provide the highest bandwidth, merchant switch ICs based on an industry-standard specification. We have developed a 25Gb/s SerDes I/O that is used in our ConnectX-4 adapter and Switch-IB and Spectrum switch silicon. Our 25Gb/s SerDes enables our ConnectX adapters to support 100Gb/s bandwidth (four 25Gb/s SerDes operating in parallel) in addition to providing a direct 10Gb/s connection to standard XFP and SFP+ fiber modules to provide long range Ethernet connectivity without the requirement of additional components, which saves power, cost and board space. We have extended our SerDes with PAM-4 technology to operate at 50G/s per lane in our ConnectX-6 adapters, Quantum-2 switches, and Spectrum-2 switches. This enables us to scale these platforms to 200 and 400Gb/s links.
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
System hardware technology
In addition to silicon technology, we also provide system hardware technology that enables us to build high-density, high-performance network adapters and switch systems. Our technology delivers end-to-end solutions that maximize data throughput through a given media at minimal hardware or power cost at very low Bit Error Rate.
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
Our products have broad adoption with multiple end customers across HPC, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage, communications infrastructure and embedded system OEMs and ODMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM and ODM customers. In the years ended December 31, 2019, 2018 and 2017, sales to Hewlett Packard Enterprise ("HPE") accounted for 11%, 12% and 13%, respectively, of our total revenues and sales to Dell Technologies ("Dell") accounted for 10%, 12% and 11%, respectively, of our total revenues.
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
Employees
As of December 31, 2019, we had 2,660 full-time employees and 117 part-time employees, including 1,776 full-time employees in research and development, 474 in sales and marketing, 284 in general and administrative and 126 in operations. 1,995 of our full-time employees and 115 of the part-time employees are located in Israel.
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
As of December 31, 2019, we had 681 issued patents and six registered designs in the United States, six issued patents in Israel, and 96 issued patents and four registered designs in other countries. We had 175 patent applications pending in the United States and 80 patent applications pending in other countries, which cover aspects of the technology in our products. The term of any issued patent in the United States and Israel is 20 years from its priority date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may be issued. In addition, the lives of acquired patents may also have a shorter term depending upon their acquisition date and the issue date of respective patent. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. Furthermore, we cannot assure you that any patents will be issued to us as a result of our patent applications.
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
We compete with other providers of semiconductor-based high-performance interconnect products based on InfiniBand, Ethernet, Fibre Channel and proprietary technologies. With respect to InfiniBand products, we compete with Intel Corporation's proprietary Omni-Path interconnect, Cray’s (a HPE company) SlingShot interconnect, as well as high-performance Ethernet interconnects offered by many competitors. The leading Fibre Channel vendors of adapters are Broadcom Limited ("Broadcom"), and Marvell Technology Group (“Marvell”). The leading Fibre Channel switch suppliers are Broadcom and Cisco Systems, Inc (“Cisco”). The leading vendors of Ethernet adapters include Intel Corporation (“Intel”), Broadcom, Cisco, Marvell, Chelsio, and SolarFlare (a Xilinx company). In the SmartNIC and programmable SOC and NIC market segment we compete with Intel, Broadcom, Xilinx, Netronome, and others. Our primary Ethernet switch silicon competitor is Broadcom, Barefoot Networks (an Intel company) and Innovium as a private company. The leading Ethernet switch system vendors include Cisco Systems, Inc., Juniper Networks, Inc. Arista Networks, Inc, and others. In the module and cable interconnect segment, we compete with II-VI, AOI, Innolight, Lumentum, and others. Across all of these market segments as well as in embedded markets, we often compete with interconnect technologies that are developed in-house by system vendors and hyperscale service providers that are tailored for their specific applications.
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
Our pending acquisition by NVIDIA International Holdings Inc., a wholly-owned subsidiary of NVIDIA, could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	various conditions to the closing of the Merger, including required approval by the State Administration for Market Regulation, the China regulatory agency, may not be satisfied or waived;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

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

If the Merger is not completed our share price could fall to the extent that our current share price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business, results of operations and share price, including the following:

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
A small number of customers account for a significant portion of our revenues. For the years ended December 31, 2019, 2018 and 2017, sales to HPE accounted for 11%, 12% and 13% of our total revenues, respectively; and sales to Dell accounted for 10%, 12% and 11% of our total revenues, respectively. Sales to our top 10 customers represented 48%, 53% and 56% for the years ended December 31, 2019, 2018 and 2017, respectively. Because the majority of servers, storage, communications infrastructure equipment and embedded systems are sold by a relatively small number of vendors, we expect that we will continue to depend on a small number of customers to account for a significant percentage of our revenues for the foreseeable future. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations. See Part I, Item 1, "Business-Customers" for more information about our customers.
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
Our product gross margins vary from quarter to quarter, and our recent level of gross margins may not be sustainable and may be adversely affected in the future by numerous factors, including product mix shifts, product transitions, increased price competition in one or more of the markets in which we compete, increases in material or labor costs, excess product component or obsolescence charges from our contract manufacturers, inventory reserve levels, warranty related issues, or the introduction of new products or entry into new markets with different pricing and cost structures.
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
Certain of our customers and suppliers require us to agree to comply with the Electronic Industry Code of Conduct ("EICC") or their own codes of conduct, which may include detailed provisions on labor, human rights, health and safety, environment, corporate ethics and management systems. Certain of these provisions are not requirements under the laws of the countries in which we operate and may be burdensome to comply with on a regular basis. Moreover, new provisions may be added or material changes may be made to any of these codes of conduct, and we may have to promptly implement such new provisions or changes, which may substantially further increase the cost of our business, be burdensome to implement and adversely affect our operational efficiencies and operating results. If we violate any such codes of conduct, we may lose further business with the customer or supplier and, in addition, we may be subject to fines from the customer or supplier. While we believe that we are currently in compliance with our customers and suppliers' codes of conduct, there can be no assurance that, from time to time, if any one of our customers and suppliers audits our compliance with such code of conduct, we would be found to be in full compliance. A loss of business from these customers or suppliers could have a material adverse effect on our business, financial condition and results of operations.
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
Our intangible assets and goodwill are significant. As of December 31, 2019, we had recorded $626.0 million of intangible assets, net and goodwill primarily related to our past acquisitions. Intangible assets and goodwill are subject to an impairment analysis whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Additionally, goodwill and indefinite-lived assets are subject to an impairment test at least annually. The impairment of any goodwill and other intangible assets may have a negative impact on our consolidated results of operations.
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
Our operations take place across the globe, including in areas such as the San Francisco Bay Area and Asia Pacific nations that are known for seismic activity. A significant natural disaster, such as an earthquake, fire, flood or tsunami, or a human health epidemic or pandemic - such as the recent strain of COVID-19 virus - affecting any location in which our operations or the operations of our customers or suppliers take place could have a material adverse impact on our business, financial condition and results of operations. To the extent that such disruptions result in delays or cancellations of customer orders, or the deployment of our products, our business, financial condition and results of operations would be adversely affected.
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
We derived 61%, 63% and 62% of our revenues in the years ended December 31, 2019, 2018 and 2017, respectively, from sales outside of the United States. As a result, we face additional risks from doing business internationally, including:

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
The results of the United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
The United Kingdom ("U.K.") held a referendum in June 2016 in which a majority of voters approved an exit from the European Union ("Brexit"). On January 31, 2020, the UK officially left the European Union and entered into a transitional period running through December 31, 2020, during which period the UK and the European Union will attempt to negotiate their future relationship. Significant political and economic uncertainty remains about whether the terms of the relationship will differ materially from the terms before withdrawal, as well as about the possibility that a so-called “no deal” separation will occur if negotiations are not completed by the end of the transition period. The laws and regulations effected could include those governing manufacturing, labor, environmental, data protection/privacy, competition and other matters applicable to the semiconductor industry.

Brexit has also given rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our ordinary shares.

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
In addition, the Companies Law allows us to create and issue shares having rights different from those attached to our ordinary shares, including rights that may delay or prevent a takeover or otherwise prevent our shareholders from realizing a potential premium over the market value of their ordinary shares. The authorization of a new class of shares would require an amendment to our amended and restated articles of association, which requires the prior approval of the holders of a majority of our shares at a general meeting.
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
In addition, a material portion of our leases are denominated in currencies other than the U.S. Dollar, mainly in NIS. In accordance with the new lease accounting standard, which became effective on January 1, 2019, the associated lease liabilities are remeasured using the current exchange rate in the future reporting periods, which may result in material foreign exchange gains or losses. See Note 1, "The Company and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements for more details.
The government tax benefits that we currently receive require us to meet several conditions and may be terminated or reduced in the future, which would increase our costs.
According to the Israeli Law for Encouragement of Capital Investments, 1959 (the "Encouragement Law"), the Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry and "Beneficiary Enterprise" status by the Israeli Income Tax Authority. The Company is eligible for tax benefits under the Encouragement Law with respect to its income derived from its Approved and Beneficiary Enterprises. The availability of these tax benefits is subject to certain requirements, including, among other things, making specified investments in fixed assets and equipment, financing a percentage of those investments with our capital contributions, complying with our marketing program which was submitted to the Investment Center, filing of certain reports with the Investment Center, export requirements, limiting manufacturing outside of Israel and complying with Israeli intellectual property laws. If we do not meet these requirements in the future, these tax benefits may be cancelled and we could be required to refund any tax benefits that we have already received plus interest and penalties thereon. The tax benefits that our current "Approved Enterprise" and "Beneficiary Enterprise" program receives may not be continued in the future at their current levels or at all. If these tax benefits were reduced or eliminated, the amount of taxes that we pay would likely increase, which could adversely affect our results of operations. Additionally, if we increase our activities outside of Israel, for example, by acquisitions, our increased activities may not be eligible for inclusion in Israeli tax benefit programs.
On December 29, 2016, the Israeli government amended the Encouragement Law and legislated a new tax regime; the "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. We expect that our operation in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, we may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e., prior to fiscal year 2022, based on our decision, and for fiscal year 2022 and onwards). The tax rates under the new regime will be higher than those under our current regime. See Note 12, "Income taxes" for more details.
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
We have received grants from the Israeli Innovation Authority (the "IIA"), formerly known as the Office of the Chief Scientist of Israel's Ministry of Economy and Industry, for the financing of a portion of our research and development expenditures in Israel. When know-how is developed using or in connection with IIA grants, we are subject to restrictions on transfer of the know-how, including outside of Israel. Transfer of know-how outside of Israel requires pre-approval by the IIA which may at its sole discretion grant such approval and impose certain conditions, and is subject to the payment to IIA of a transfer fee or license fees, calculated according to the formulas provided in the Israeli Law for Encouragement of Research, Development and Technological Innovation in Industry, 1984 (the "R&D Law") which takes into account, inter alia, the consideration for such know-how paid to us in the transaction in which the technology is transferred. In general, transfer fees are no less than the funding received plus interest less the royalties already paid for the transferred know-how and are not higher than six times the amount of the grants received by the company. In addition, any decrease of the percentage of manufacturing performed in Israel, as originally declared in the application to the IIA, requires us to obtain the approval of the IIA and may result in increased amounts to be paid to the IIA as well as in increased royalty rate. Transfer of know-how to another Israeli entity requires the approval of IIA as well as full or partial assumption of the liabilities to IIA by the other entity. These restrictions may impair our ability to enter into agreements for those products or technologies without the approval of the IIA. We cannot be certain that any approval of the IIA will be obtained on terms that are acceptable to us, or at all. Furthermore, in the event that we undertake a transaction involving the transfer to a non-Israeli entity of technology developed with IIA funding pursuant to a merger or similar transaction, the consideration available to our shareholders may be reduced by the amounts we are required to pay to the IIA. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the IIA, we may be required to refund any payments previously received, together with interest and penalties as well as tax benefits. Also, failure to meet the restrictions concerning transfer of know-how outside of Israel may trigger criminal liability. The restrictions regarding the use and transfer of know-how (including for the purpose of manufacturing) apply also to any IIA programs that are under a royalty payments agreement and to non-royalty-bearing programs. Under the R&D Law and the applicable regulations, the execution and delivery of the Merger Agreement by the company requires the filing of: (i) a written notice to the IIA regarding the change in our ownership effected as a result of the Merger, which was submitted to the IIA on June 27, 2019; and (ii) a written undertaking of Parent. to the IIA, to observe the requirements of the R&D Law and the applicable regulation (including, in particular, those requirements relating to the prohibitions of the transfer of know-how and/or productions rights), which is expected to be filed to the IIA following the closing of the Merger Agreement.

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
Risks Related to Our Ordinary Shares
The price of our ordinary shares may become volatile, and the value of an investment in our ordinary shares may decline.
Factors that could cause volatility in the market price of our ordinary shares include, but are not limited to:

•	development regarding our planned Merger with NVIDIA;

•	quarterly variations in our results of operations or those of our competitors;

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
We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities to raise additional funds, the ownership percentage of our shareholders would be diluted, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our ordinary shares. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt may also have certain rights, preferences or privileges senior to those of existing holders of our ordinary shares. In addition, any additional funds would need to be raised consistent with the terms of the Merger Agreement. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could harm our business, financial condition and results of operations.
If we sell our ordinary shares in future financings, holders of ordinary shares could experience immediate dilution and, as a result, the market price of our ordinary shares may decline.
We may from time to time issue additional ordinary shares at a discount from the current trading price of our ordinary shares. As a result, holders of our ordinary shares would experience immediate dilution upon the purchase of any ordinary shares sold at such discount. In addition, as opportunities present themselves, we may enter into equity or debt financings or similar arrangements in the future, including the issuance of convertible debt securities, preferred shares or ordinary shares. If we issue ordinary shares or securities convertible into ordinary shares, holders of our ordinary shares could experience dilution. In addition, any equity or debt financings or similar arrangements would need to be made consistent with the terms of the Merger Agreement.
If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.
The trading market for our ordinary shares could be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our ordinary shares or trading volume in our ordinary shares to decline. Following the announcement of the Merger, some analysts suspended their coverage of our company and are no longer providing extended coverage. If we do not complete the Merger, these analysts may not resume their coverage. Moreover, if one or more of the analysts who cover our company downgrades our ordinary shares or if our operating results do not meet their expectations, the market price of our ordinary shares could decline.
Provisions of our amended and restated articles of association could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our shareholders, and could make it more difficult for shareholders to change management.
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

We have never paid cash dividends on our share capital, and, while our board of directors regularly reviews our cash position and uses for cash, we do not anticipate paying any cash dividends in the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. Furthermore, the Merger Agreement with NVIDIA limits our ability to pay dividends. As a result, capital appreciation, if any, of our ordinary shares will be your sole source of gain for the foreseeable future.
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
ITEM 1B—UNRESOLVED STAFF COMMENTS
None.
ITEM 2—PROPERTIES
As of December 31, 2019, our major facilities consisted of:

	Israel	United States	Other	Total
Leased facilities (in thousands of square feet)	1,113	112	68	1,293
Our United States business headquarters are located in Sunnyvale, California, and our engineering headquarters are located in Yokneam, Israel. We believe that our existing facilities will be adequate to meet our current requirements and that suitable additional or substitute space will be available on acceptable terms to accommodate our foreseeable needs.
ITEM 3—LEGAL PROCEEDINGS
See Note 9, “Commitments and Contingencies” to the consolidated financial statements for a full description of legal proceedings and related contingencies and their effects on our consolidated financial position, results of operations and cash flows.
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
As of February 14, 2020, we had approximately 348 holders of record of our ordinary shares. This number does not include the number of persons whose shares are in nominee or in "street name" accounts through brokers.
Share Performance Graph

The graph below compares the five-year cumulative total shareholder return on our ordinary shares with the cumulative total return on The Nasdaq Composite Index and The Philadelphia Semiconductor Index. The period shown commences on December 31, 2014 and ends on December 31, 2019, the end date of our last fiscal year. The graph assumes an investment of $100 on December 31, 2014, and the reinvestment of any dividends. No cash dividends have been declared or paid on our ordinary shares during such period. Shareholder returns over the indicated periods should not be considered indicative of future share prices or shareholder returns.

	12/31/2014 *	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Mellanox Technologies	100.00	98.62	95.72	151.42	216.19	274.23
Nasdaq Composite Index	100.00	105.73	113.66	145.76	140.10	189.45
Philadelphia Semiconductor Index	100.00	96.59	131.97	182.43	168.18	267.20
_______________________________________________________________________________
* $100 invested on December 31, 2014 in shares or index, including reinvestment of dividends.
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
If we elect to distribute dividends out of exempt income derived from "Approved/Beneficiary Enterprise" operations, we will be subject to tax on the gross amount distributed. The tax rate will be the rate which would have been applicable had we not been granted the beneficial status. These dividend tax rules may also apply to our acquisitions outside Israel if they are made with cash from tax benefited income.
Securities Authorized for Issuance under Equity Compensation Plans
Our equity compensation plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this report. For additional information on our share incentive plans and activity, see Note 10, "Share Incentive Plans" to the consolidated financial statements.
Recent Sales of Unregistered Securities
None.

ITEM 6—SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report. We derived the consolidated balance sheet data for the years ended December 31, 2017, 2016, and 2015 and our consolidated statements of operations data for the years ended December 31, 2016 and 2015, from our audited consolidated financial statements not included in this report. We derived the consolidated statements of operations data for each of the three years in the period ended December 31, 2019, as well the consolidated balance sheet data as of December 31, 2019 and 2018, from our audited consolidated financial statements included elsewhere in this report. Our historical results are not necessarily indicative of results to be expected in any future period.

	Year ended December 31,
	2019 (1)	2018 (2)	2017	2016 (3)	2015
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Total revenues	$1,330,576	$1,088,743	$863,893	$857,498	$658,140
Income (loss) from operations	$207,920	$112,074	$(17,081)	$30,590	$75,106
Net income (loss)	$205,095	$134,258	$(19,425)	$18,518	$92,894
Net income (loss) per share — basic	$3.73	$2.54	$(0.39)	$0.38	$2.00
Net income (loss) per share — diluted	$3.62	$2.46	$(0.39)	$0.37	$1.94

	December 31,
	2019 (1)	2018 (2)	2017	2016 (3)	2015
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$894,413	$497,666	$310,286	$340,511	$540,108
Total assets	$2,119,789	$1,587,198	$1,401,934	$1,473,505	$1,053,382
Long-term liabilities	$137,127	$72,778	$147,853	$285,208	$49,571
Total shareholders' equity	$1,655,845	$1,301,648	$1,057,448	$975,730	$866,681
_______________________________________________________________________________
(1) On January 1, 2019, we adopted the new lease standard (Topic 842). The consolidated financial statements for the year ended December 31, 2018 and prior years are reported under Topic 840. See Note 15, "Leases" to the consolidated financial statements for more details.

(2) On January 1, 2018, we adopted the new revenue standards (Topic 606) using a modified retrospective method with the cumulative effect recognized in the beginning retained earnings. The consolidated financial statements for the year ended December 31, 2017 and prior years are reported under Topic 605. See Note 2, "Revenue" to the consolidated financial statements for more details.

(3) On February 23, 2016, we acquired EZchip. EZchip's results of operations and estimated fair value of assets acquired and liabilities assumed were included in our consolidated financial statements beginning February 23, 2016.

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
Our revenues for the years ended December 31, 2019, 2018 and 2017 were $1,330.6 million, $1,088.7 million, and $863.9 million, respectively. In order to increase our annual revenues, we must continue to achieve design wins over other Ethernet providers and providers of competing interconnect technologies. We consider a design win to occur when an original equipment manufacturer ("OEM"), or contract manufacturer notifies us that it has selected our products to be incorporated into a product or system under development. Because the life cycles for our customers' products can last for several years if these products have successful commercial introductions, we expect to continue to generate revenues over an extended period of time for each successful design win.
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
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of our shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. In June 2019, our shareholders approved the consummation of the Merger, and we received regulatory approvals for the Merger from Mexico in July 2019 and from the European Commission in December 2019. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed acquisition expired in May 2019. Discussions with State Administration for Market Regulation, the China regulatory agency, are progressing and we believe the closing will likely occur in the early part of calendar 2020.

The Merger Agreement contains certain customary termination rights by either us or Parent, including if the Merger is not consummated by December 10, 2019 (the "Outside Date"), subject to two three-month extensions in order to obtain required regulatory approvals. Pursuant to the first of those three-month extensions, the Outside Date has been extended to March 10, 2020. If the Merger Agreement is terminated under certain circumstances, including termination by us to enter into a superior proposal, a termination by Parent following a change of our board of directors’ recommendation or a termination by Parent as a result of a willful material breach of the Merger Agreement’s no-solicitation obligations by us, we will be obligated to pay to Parent a termination fee equal to $225.0 million in cash. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain certain regulatory approvals, Parent will be obligated to pay us a termination fee equal to $350.0 million in cash.
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
During the year ended December 31, 2019, we recorded transaction-related costs of $15.5 million, principally for investment banking and legal fees associated with the pending acquisition, under general and administrative expenses included in the consolidated statement of operations. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
The pending transaction with NVIDIA may have significant effects on us, including, among others, deferrals, delays or cancellations of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, please refer to "Risk Factors" in Part I, Item 1A of this report.
Our Business
Revenues. We derive revenues from sales of our ICs, boards, switch systems, cables, modules, software, accessories and other product groups. Our products have broad adoption with multiple end customers across HPC, machine learning, Web 2.0, cloud, EDC, financial services and storage markets; however, these markets are mainly served by leading server, storage and communications infrastructure OEMs. Therefore, we have derived a substantial portion of our revenues from a relatively small number of OEM customers. Sales to our top ten customers represented 48%, 53% and 56% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Sales to customers representing 10% or more of revenues accounted for 21%, 24% and 24% of our total revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The loss of one or more of our principal customers, the reduction or deferral of purchases, or changes in the mix of our products ordered by any one of these customers could cause our revenues to decline materially if we are unable to increase our revenues from other customers. Our customers, including our most significant customers, are not obligated by long-term contracts to purchase our products and may cancel orders with limited potential penalties. If any of our large customers reduces or cancels its purchases from us for any reason, it could have an adverse effect on our revenues and results of operations.
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
We purchase our inventory pursuant to standard purchase orders. We estimate that lead times for delivery of our finished semiconductors from our foundry supplier and assembly, packaging and production testing subcontractor are approximately three to four months, lead times for delivery from our adapter card manufacturing subcontractor are approximately ten to twelve weeks, lead times for delivery from our cable and transceiver manufacturing subcontractor are approximately twelve to sixteen weeks, and lead times for delivery from our switch systems manufacturing subcontractors are approximately twelve to sixteen weeks. We build inventory based on forecasts of customer orders rather than the actual orders themselves.
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
Taxes on Income
In December 2017, the U.S. enacted significant tax reform through the Tax Cuts and Jobs Act ("TCJA"). The TCJA enacted significant changes affecting the year ended December 31, 2017 and forward, including, but not limited to, (1) reducing the U.S. federal corporate income tax rate to 21% effective 2018, and (2) imposing a one-time Transition Tax on certain unrepatriated earnings of foreign subsidiaries of U.S. companies that had not been previously taxed in the U.S. The U.S. Internal Revenue Service continues to release guidance surrounding the TCJA. In the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the TCJA, we have used what we believe are reasonable interpretations and assumptions in applying the TCJA, but it is possible that the Internal Revenue Service as well as state tax authorities could issue subsequent guidance or take positions on audit that differ from our interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition. In addition, the TCJA could be subject to potential amendments and technical corrections, any of which could materially lessen or increase certain adverse impacts of the legislation on us and our business. We will continue to evaluate the effects of the TCJA on us as federal and state tax authorities issue additional regulations and guidance. If and when amendments and technical corrections are enacted with respect to the TCJA, they could cause changes in our previous estimates and could materially affect our financial position and results of operations.
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
In 2017, the Israeli Government legislated a reduction in corporate income tax rates to 24.0%, and to 23.0% in 2018 and thereafter.
On December 29, 2016, the Israeli government amended the Encouragement Law and legislated a new tax regime - "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. On June 14, 2017, the Israeli government legislated new regulations, stipulating the calculation method of the tax benefits under the Preferred Technological Enterprise regime. We expect that our operations in Israel will comply with the terms of the Preferred Technological Enterprise regime. Therefore, we may utilize the tax benefits under this regime after the end of the benefit period of our Approved and Beneficiary Enterprise statuses (i.e. prior to fiscal year 2022, based on our decision, and for fiscal year 2022 and onwards). Under the new legislation, the majority of our income from our operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from our operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, we recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
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
We maintain inventory, or hub arrangements with certain customers. Pursuant to these arrangements, we deliver products to a customer or a designated third-party warehouse based upon the customer's projected needs, but do not recognize product revenue unless and until the customer reports it has removed our product from the warehouse to be incorporated into its end products.
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
In addition, we record revenue reserves for rebates as a reduction of revenue and a reduction of gross accounts receivable or as an increase in other current payables. The reserves are recorded in the same period that the related revenue is recorded, and are based on the amounts stated in the contracts. We reverse reserves for unclaimed rebates as specific rebate programs contractually end and when we believe unclaimed rebates are no longer subject to payment and will not be paid. As a result, the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods.
Most of our distributors are entitled to a limited right of return related to stock rotation. Distributors have the right to return a limited amount of product not to exceed a percentage of the distributor’s prior quarter's net purchases. However, a simultaneous, compensating order of equal or greater value must be placed by the distributor within the same quarter of the return.
Derivatives
We enter into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the NIS against the U.S. dollar that are associated with forecasted future cash flows and certain existing assets and liabilities. We account for our derivative instruments as either assets or liabilities and carry them at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated as cash flow hedges, the effective portion of the gains or losses on the derivative instruments is reported as a component of accumulated other comprehensive income ("AOCI") in shareholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of the gains or losses on the derivative instruments, if any, is recognized in earnings in the current period. Our derivative instruments that hedge the exposure to variability in the fair value of assets or liabilities are not currently designated as hedges for financial reporting purposes, and thus the gains or losses on such derivative instruments are recognized in earnings in the current period.

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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from the prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which we have determined to be the entity itself, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed and it involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2019, our qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Indefinite-lived intangible assets are tested for impairment annually or more frequently when indicators of impairment exist. We first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform a quantitative impairment test. The qualitative assessment considers various factors, including reductions in demand, the abandonment of IPR&D projects or significant economic slowdowns in the semiconductor industry and macroeconomic environment. If adverse qualitative trends are identified that could negatively impact the fair value of the asset, then quantitative impairment tests are performed to compare the carrying value of the asset to its undiscounted expected future cash flows. If this test indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. As of December 31, 2019, there were no indicators that impairment existed or assets were not recoverable. Intangible assets with finite lives are tested for impairment in accordance with our policy for long-lived assets.
Equity investments in privately-held companies
We have made equity investments in privately-held companies. We measure these equity investments at cost, less impairments, adjusted by observable price changes. We record gains or losses on the sale of these investments when the proceeds are greater than or less than cost, respectively. To determine if an investment is recoverable, we monitor the investments and if facts and circumstances indicate the investment may be impaired, conduct an impairment test. The impairment test considers multiple factors including a review of the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
While performing our review for impairment for the first quarter of 2019, we noted an observable price change related to one of our investments in a privately-held company. As a result, we recorded an impairment charge of $1.8 million in the first quarter of 2019.
While performing our review for impairment for the fourth quarter of 2018, we noted an observable price change related to one of our investments in a privately-held company. As a result, we recorded an impairment charge of $1.5 million in the first quarter of 2018.
Impairment of long-lived assets
Long-lived assets include equipment, furniture and fixtures, right-of-use ("ROU") assets, and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. We review for possible impairment on a regular basis.
Leases
In January 1, 2019, we adopted the new lease standard ASU No. 2016-02, Leases (Topic 842) and recognized ROU assets and lease liabilities on the balance sheet. The leases are mainly for office buildings. Establishing ROU assets and lease liabilities requires judgments and estimates related to the discount rate to be applied to the future lease payments and, if applicable, renewal options. Renewal options are included in the ROU and liability calculations when we are reasonably assured that we will exercise the option.
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

Results of Operations
The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Total revenues	100.0%	100.0%	100.0%
Cost of revenues	34.9	35.7	34.8
Gross profit	65.1	64.3	65.2
Operating expenses:
Research and development	31.2	33.1	42.4
Sales and marketing	12.2	13.6	17.4
General and administrative	6.0	6.3	6.0
Restructuring and impairment charges	0.1	1.0	1.4
Total operating expenses	49.5	54.0	67.2
Income (loss) from operations	15.6	10.3	(2.0)
Interest and other, net	1.2	—	(0.5)
Income (loss) before taxes on income	16.8	10.3	(2.5)
Provision for (benefit from) taxes on income	1.4	(2.0)	(0.3)
Net income (loss)	15.4%	12.3%	(2.2)%
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Revenues.
The following tables represent our total revenues for the years ended December 31, 2019 and 2018 by product type and interconnect protocol:

	Year Ended December 31,
	2019	% of Revenues	2018	% of Revenues
	(In thousands)
ICs	$216,726	16.3%	$149,180	13.7%
Boards	532,584	40.0%	495,753	45.5%
Switch systems	329,529	24.8%	247,478	22.7%
Cables, accessories and other	251,737	18.9%	196,332	18.1%
Total Revenue	$1,330,576	100.0%	$1,088,743	100.0%

	Year Ended December 31,
	2019	% of Revenues	2018	% of Revenues
	(In thousands)
InfiniBand:
HDR	$142,127	10.7%	$10,177	0.9%
EDR	273,045	20.5%	234,655	21.6%
FDR	125,530	9.4%	149,168	13.7%
QDR/DDR/SDR	25,228	1.9%	44,359	4.1%
Total	565,930	42.5%	438,359	40.3%
Ethernet	743,899	55.9%	618,471	56.8%
Other	20,747	1.6%	31,913	2.9%
Total revenue	$1,330,576	100.0%	$1,088,743	100.0%
Revenues were $1,330.6 million for the year ended December 31, 2019 compared to $1,088.7 million for the year ended December 31, 2018, representing an increase of $241.9 million, or approximately 22.2%. InfiniBand product sales increased by $127.6 million, which was mainly due to the strong adoption of our 200Gb/s HDR InfiniBand solutions in the high-performance computing, artificial intelligence, cloud, and storage market segments. Ethernet product sales increased by $125.4 million primarily due to the increased adoption of our 25Gb/s and above solutions. Our revenues for the year ended December 31, 2019 are not necessarily indicative of future results.
Gross Profit and Margin. Gross profit was $866.5 million for the year ended December 31, 2019 compared to $700.2 million for the year ended December 31, 2018, representing an increase of $166.3 million, or approximately 23.7%. As a percentage of revenues, gross margin increased to 65.1% in the year ended December 31, 2019 from approximately 64.3% in the year ended December 31, 2018. The lower gross margin for the year ended December 31, 2018 was primarily due to a $9.3 million settlement of a contingent royalty obligation. Gross margin for the year ended December 31, 2019 is not necessarily indicative of future results.
Research and Development.
The following table presents details of our research and development expenses for the periods indicated:

	Year ended December 31,
	2019	% of Revenues	2018	% of Revenues
	(In thousands)
Salaries and benefits	$227,232	17.1%	$207,041	19.0%
Share-based compensation	61,315	4.6%	38,922	3.6%
Development and tape-out costs	37,438	2.8%	32,968	3.0%
Other	88,890	6.7%	81,413	7.5%
Total Research and development	$414,875	31.2%	$360,344	33.1%
Research and development expenses were $414.9 million for the year ended December 31, 2019 compared to $360.3 million for the year ended December 31, 2018, representing an increase of $54.6 million, or approximately 15.1%. The increase in salaries and benefits expenses was primarily attributable to headcount increases, merit-based salary increases and higher bonuses. The increase in other expenses was primarily attributable to higher facility expenses and the outsourcing of research and development activities during the year ended December 31, 2019.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on research and development expenses.
Sales and Marketing.
The following table presents details of our sales and marketing expenses for the periods indicated:

	Year ended December 31,
	2019	% of Revenues	2018	% of Revenues
	(In thousands)
Salaries and benefits	$99,539	7.5%	$92,163	8.5%
Share-based compensation	26,614	2.0%	17,042	1.6%
Trade shows and promotions	15,985	1.2%	16,230	1.5%
Other	20,588	1.5%	23,118	2.0%
Total Sales and marketing	$162,726	12.2%	$148,553	13.6%
Sales and marketing expenses were $162.7 million for the year ended December 31, 2019 compared to $148.6 million for the year ended December 31, 2018, representing an increase of $14.1 million, or approximately 9.5%. The increase in salaries and benefits expenses was primarily related to headcount increases, higher sales commissions, bonuses and merit-based salary increases. The decrease in Other was mainly due to lower depreciation and amortization.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on sales and marketing expenses.

General and Administrative.
The following table presents details of our general and administrative expenses for the periods indicated:

	Year Ended December 31,
	2019	% of Revenues	2018	% of Revenues
	(In thousands)
Salaries and benefits	$25,068	1.9%	$22,948	2.1%
Share-based compensation	20,696	1.6%	13,428	1.2%
Professional services	26,106	2.0%	25,308	2.3%
Other	7,603	0.5%	7,186	0.7%
Total General and administrative	$79,473	6.0%	$68,870	6.3%
General and administrative expenses were $79.5 million for the year ended December 31, 2019 compared to $68.9 million for the year ended December 31, 2018, representing an increase of $10.6 million, or approximately 15.4%. The increase in salaries and benefits expenses was primarily related to merit-based salary increases and higher bonuses.
Please refer to "Share-based Compensation Expense" below for a discussion of its impact on general and administrative expenses.
Share-based Compensation Expense.
The following table presents details of our share-based compensation expense that is included in each functional line item in our consolidated statements of operations:

	Year ended December 31,
	2019	2018
	(in thousands)
Cost of goods sold	$3,493	$1,950
Research and development	61,315	38,922
Sales and marketing	26,614	17,042
General and administrative	20,696	13,428
	$112,118	$71,342
Share-based compensation expenses were $112.1 million for the year ended December 31, 2019, compared to $71.3 million for the year ended December 31, 2018, representing an increase of $40.8 million, or approximately 57%. Approximately $30.4 million of the increase was primarily due to additional expense related to the 2019 annual focal grant during the first quarter of 2019 and a full year of expense in 2019 related to the 2018 annual focal grant in the third quarter of 2018 (in 2018, the focal grant was deferred from the first quarter to the third quarter due to the timing of the Annual General Meeting) and an additional $8.4 million of expense related to retention grants to employees during the third quarter of 2019 in connection with the proposed acquisition by NVIDIA.
Restructuring and impairment charges were $1.5 million in the year ended December 31, 2019 compared to $10.3 million in the year ended December 31, 2018. The higher amounts in 2018 primarily related to the discontinuation of our 1550nm silicon photonics development activities.
Interest and other, net. Interest and other, net was an income of $16.0 million for the year ended December 31, 2019 compared to an income of $0.1 million for the year ended December 31, 2018. The change was primarily attributable to a $9.6 million gain on sale of investment in a privately-held company for the year ended December 31, 2019, and an increase of $10.0 million in interest income due to higher invested balances and gains on short-term investments, partially offset by an increase of $5.8 million in foreign exchange loss, net, primarily as a result of the lease liabilities denominated in NIS.
Provision for or Benefit from Taxes on Income. Our provision for taxes on income was $18.8 million for the year ended December 31, 2019 compared to a benefit from taxes of $22.0 million for the year ended December 31, 2018. Our effective tax rate was 8.4% and (19.6)% for 2019 and 2018, respectively. For the year ended December 31, 2019, the difference between the 8.4% effective tax rate and the 21% federal statutory rate resulted primarily from foreign earnings taxed at rates lower than the federal statutory rates which resulted in a reduction of approximately $34.5 million, partially offset by the accrual of unrecognized tax positions, and interest and penalties associated with unrecognized tax positions in the amount of $6.3 million. For the year ended December 31, 2018, the difference between the (19.6)% effective tax rate and the 21% federal statutory rate resulted primarily from the release of a valuation allowance of $32.1 million against the deferred tax assets related to our U.S. subsidiaries. The effective tax rate was also affected by foreign earnings taxed at rates lower than the federal statutory rates which resulted in a reduction of approximately $16.0 million, partially offset by the accrual of unrecognized tax positions, and interest and penalties associated with unrecognized tax positions in the amount of $4.5 million.
Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our 10-K for the fiscal year ended December 31, 2018, filed on February 21, 2019, for the discussion of the comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented in the consolidated statements of operations.
Liquidity and Capital Resources
Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018
Historically, we have financed our operations through a combination of sales of equity securities and cash generated by operations. As of December 31, 2019, our principal source of liquidity consisted of cash and cash equivalents of $77.6 million and short-term investments of $798.3 million. After taking into consideration our forecasted operating expenses, and capital expenditures to support our infrastructure and growth, we expect our current cash and cash equivalents, short-term investments, and our cash flows from operating activities will be sufficient to fund our operations for at least the next 12 months.
We are an Israeli company and as of December 31, 2019 our subsidiaries outside of Israel held approximately $65.4 million in cash and cash equivalents and short-term investments.
Our cash and cash equivalents, short-term investments, and working capital at December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018
	(in thousands)
Cash and cash equivalents	$77,579	$56,766
Short-term investments	798,318	381,724
Total	$875,897	$438,490
Working capital	$894,413	$497,666
Our ratio of current assets to current liabilities was 3.7:1 at December 31, 2019 and 3.3:1 at December 31, 2018.
Operating Activities
Net cash provided by our operating activities amounted to $424.8 million in the year ended December 31, 2019. Net cash provided by operating activities was attributable to net income of $205.1 million adjusted by net non-cash items of $226.4 million, changes in assets and liabilities of $17.9 million, partially offset by gain on short-term investments of $15.0 million and gains on investments in privately-held companies of $9.6 million. Non-cash expenses consisted primarily of $112.1 million of share-based compensation, $96.9 million of depreciation and amortization, a decrease in deferred income taxes of $14.2 million, and $3.2 million of impairment charges and loss on disposal of property and equipment. The $17.9 million net cash inflow from changes in assets and liabilities resulted from increases in accrued liabilities and other liabilities of $44.7 million primarily due to employee related accruals, increases in accounts payable of $33.8 million primarily due to the timing of purchases and payments, increases in prepaid expenses and other assets of $17.3 million, and a decrease in inventories of $1.3 million, partially offset by an increase in accounts receivable of $79.2 million primarily due to higher sales and timing of collections.
Investing Activities
Net cash used in investing activities was $433.5 million in the year ended December 31, 2019. Cash used in investing activities was primarily attributable to net purchases of short-term investments of $399.6 million, $37.8 million for purchases of property and equipment, $8.1 million for purchases of investments in privately-held companies, and $4.9 million for purchases of intangible assets, partially offset by $16.9 million of proceeds from sales of investments in privately-held companies.
Financing Activities
Net cash provided by financing activities was $21.7 million in the year ended December 31, 2019. Cash provided by financing activities was primarily due to $32.0 million of proceeds from issuances of ordinary shares through our employee equity incentive plans, partially offset by $10.4 million of payments on intangible asset obligations.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" located in our 10-K for the fiscal year ended December 31, 2018, filed on February 21, 2019, for the discussion of the comparison of the fiscal year ended December 31, 2018 to the fiscal year ended December 31, 2017, the earliest of the three fiscal years presented in the consolidated statements of operations.
Contractual Obligations
The following table summarizes our contractual obligations at December 31, 2019 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Contractual Obligations
	Total	Non-cancelable operating lease commitments	Purchase commitments
	(in thousands)
2020	$420,548	$20,288	$400,260
2021	22,790	18,429	4,361
2022	15,449	13,009	2,440
2023	13,961	12,211	1,750
2024	11,954	11,954	—
Thereafter	44,298	44,298	—
Total	$529,000	$120,189	$408,811
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
Other Commitments
For additional information about other commitments, see Note 9, "Commitments and Contingencies" in the notes to the consolidated financial statements.
Recent Accounting Pronouncements
See Note 1, "The Company and Summary of Significant Accounting Policies" in the notes to the consolidated financial statements for a full description of recent accounting standards, including the respective dates of adoption and effects on our consolidated financial statements.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements.
Impact of Currency Exchange Rates
Exchange rate fluctuations could have a material adverse effect on our business, financial condition and results of operations. Our most significant foreign currency exposure is the NIS. We do not enter into derivative transactions for speculative or trading purposes. We use foreign currency derivative contracts to hedge assets, liabilities and a significant portion of our operating expenses denominated in NIS. Our derivative instruments are recorded at fair value in assets or liabilities. For the effective portion of derivatives designated as cash flow hedges, the gains or losses are recorded as a component of accumulated other comprehensive income and subsequently reclassified into operating expenses in the same period in which the hedged operating expenses are recognized. For the ineffective portion of derivatives designated as cash flow hedges, if any, as well as derivatives not designated as hedging instruments, the change in fair value is immediately recognized in interest and other, net. See Note 7, "Derivatives and Hedging Activities" to the consolidated financial statements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate fluctuation risk
Our investments consist of cash, money market funds, certificates of deposit, and interest bearing investments in government debt securities and corporate debt securities with an average maturity of approximately 14 months. The primary objective of our investment activities is to preserve principal and ensure liquidity while maximizing income without significantly increasing risk. By policy, we limit the amount of our credit exposure through diversification and restricting our investments to highly rated securities. At the time of purchase, we do not invest more than 4% of the total investment portfolio in individual securities, except U.S. Treasury or agency securities. Highly rated long-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of A2 or A, respectively. Highly rated short-term securities are defined as having a minimum Moody's, Standard & Poor's or Fitch rating of P-1, A-1 or F-1, respectively. We have not experienced any significant losses on our cash equivalents or short-term investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. An immediate 100 basis points change in interest rates would have a $5.8 million effect on the fair market value of our portfolio.
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
Our hedging program reduces, but does not eliminate the impact of currency exchange rate movements (see Part I, Item 1A, "Risk Factors"). If we were to experience a strengthening of NIS against USD of 10%, the impact on assets and liabilities denominated in NIS, after taking into account hedges and offsetting positions, would result in a loss before taxes of approximately $11.4 million at December 31, 2019. There would also be an impact on future operating expenses denominated in NIS. For the month ending December 31, 2019, approximately $24.0 million of our monthly expenses were denominated in NIS. As of December 31, 2019, we had derivative contracts designated as cash flow hedges in the notional amount of approximately 296.0 million NIS, or approximately $85.6 million based upon the exchange rate on that day.
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
Summary Quarterly Data—Unaudited

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
	2019	2019	2019	2019	2018	2018	2018	2018
	(in thousands, except per share data)
Total revenues	$379,784	$335,251	$310,324	$305,217	$290,070	$279,211	$268,462	$251,000
Cost of revenues	128,288	117,717	110,034	108,086	100,345	95,562	103,668	88,998
Gross profit	251,496	217,534	200,290	197,131	189,725	183,649	164,794	162,002
Operating expenses:
Research and development	115,961	107,380	99,329	92,205	93,836	92,930	87,152	86,426
Sales and marketing	42,161	41,166	39,302	40,097	37,042	36,344	35,673	39,494
General and administrative	20,897	20,106	19,199	19,271	14,824	13,895	23,635	16,516
Restructuring and impairment charges	259	20	275	903	21	947	1,774	7,587
Total operating expenses	179,278	168,672	158,105	152,476	145,723	144,116	148,234	150,023
Income from operations	72,218	48,862	42,185	44,655	44,002	39,533	16,560	11,979
Interest and other, net	3,794	1,716	2,268	8,231	(38)	1,046	(338)	(533)
Income before taxes on income	76,012	50,578	44,453	52,886	43,964	40,579	16,222	11,446
Provision for (benefit from) taxes on income	2,145	6,399	6,024	4,266	1,132	3,522	(304)	(26,397)
Net income	$73,867	$44,179	$38,429	$48,620	$42,832	$37,057	$16,526	$37,843
Net income per share — basic	$1.33	$0.80	$0.70	$0.90	$0.80	$0.70	$0.31	$0.73
Net income per share — diluted	$1.29	$0.78	$0.68	$0.87	$0.78	$0.68	$0.30	$0.71
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019 to provide the reasonable assurance described above.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in "Internal Control-Integrated Framework" (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Kost, Forer, Gabbay and Kasierer, a member of EY Global, our independent registered public accounting firm, audited our consolidated financial statements and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report which appears under Item 8.

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

The other information required by this item will be contained in the Proxy Statement or the Amendment, which will be filed no later than 120 days after the end of our fiscal year ended December 31, 2019, under the sections titled “Proposal One - Election of Directors,” “Security Ownership,” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.

ITEM 11—EXECUTIVE COMPENSATION
The information required by this item will be set forth in the Proxy Statement or the Amendment under the sections titled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation in Fiscal Year 2019,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by this item will be set forth in the Proxy Statement or the Amendment under the sections titled “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Security Ownership,” “Executive Officers” and “Corporate Governance and Board of Director Matters” and is incorporated in this report by reference.
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2)	3,589,353	(3)	$63.46	4,879,613	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	3,589,353			4,879,613
____________________________

(1)	Reflects weighted average price of options only.

(2)
Consists of the Fourth Amended and Restated Global Share Incentive Plan (2006), the Global Share Incentive Assumption Plan (2010), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan, and the Amended and Restated Employee Share Purchase Plan.

(3)	Consists of 274,005 options and 3,315,348 restricted share units.

(4)
Includes 2,625,623 shares available for issuance under the Amended and Restated Employee Share Purchase Plan as of December 31, 2019, of which up to 2,515,743 shares may be issued with respect to the current purchase period ending February 29, 2020.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be set forth in the Proxy Statement or the Amendment under the section titled “Corporate Governance and Board of Directors Matters” and is incorporated in this report by reference.
ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in the Proxy Statement or the Amendment under the section titled “Audit Matters” and is incorporated in this report by reference.

PART IV
ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
        (a)   Documents filed as part of this report.
1.    Financial Statements.    The following financial statements and report of the independent registered public accounting firm are included in Item 8:
2.    Financial Statement Schedules.    The following financial statement schedule is filed as part of this report:

Schedule II—Consolidated Valuation and Qualifying Accounts	95
All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits.    See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
        (b)   Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)	*	Agreement and Plan of Merger, dated as of March 10, 2019, by and between NVIDIA Corporation, NVIDIA International Holdings, Inc., Teal Barvaz Ltd. and Mellanox Technologies, Ltd.
3.1	(2)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018).
4.1		†	Description of Securities of Mellanox Technologies, Ltd. Registered under Section 12 of the Exchange Act.
10.1	(3)	**	Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006).
10.2	(4)	**	Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006).
10.3	(5)	**	Mellanox Technologies, Ltd. Fourth Amended and Restated Global Share Incentive Plan (2006).
10.3	(6)	**	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
10.4	(7)	**	Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.
10.5	(8)	**	Voltaire Ltd. 2007 Incentive Compensation Plan.
10.6	(9)	**	Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan.
10.7	(10)	**	Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan.
10.8	(11)	**	Voltaire Ltd. 2001 Stock Option Plan.
10.9	(12)	**	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.
10.10	(13)	**	IPtronics, Inc. 2013 Restricted Stock Unit Plan.
10.11	(14)	**	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).
10.12	(15)	**	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.
10.13	(16)	**	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.
10.14	(17)	**	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.
10.15	(18)	**	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.
10.16	(19)	**	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.
10.17	(20)	**	Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.
10.18	(21)	**	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.
10.19	(22)	**	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.
10.20	(23)	**
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For All Participants (Other than Participants in Israel) under the Third Amended and Restated Global Share Incentive Plan (2006).

10.21	(24)	**	Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006).
10.22	(25)	**
Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in the United States under the Third Amended and Restated Global Share Incentive Plan (2006).

10.23	(26)	**	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006).
10.24	(27)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha'ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).
10.25	(28)		Lease Agreement, dated April 9, 2017, by and between the Company, as tenant, and Rubinstein Buildings Ltd., as landlord (as translated from Hebrew).
10.26	(29)		Settlement Agreement, dated as of June 19, 2018, among Mellanox Technologies, Ltd. and Starboard Value LP and certain of its affiliates.

10.27	(30)	**	Offer Letter, dated as of December 20, 2018, between Mellanox Technologies, Inc. and Doug Ahrens.
10.28	(31)	**	Executive Severance Benefits Agreement, dated as of December 16, 2018, between Mellanox Technologies, Ltd. and Doug Ahrens.
10.29	(32)		Voting Agreement, dated as of March 10, 2019, by and between Eyal Waldman and NVIDIA International Holdings, Inc.
10.30	(33)	***	Technology License Agreement, dated as of January 21, 2019, by and between Mellanox Technologies, Ltd. and H3C Technologies Co.
10.31	(34)	**	Amended and Restated Executive Severance Benefits Agreement, dated July 22, 2019 between Eyal Waldman and the Company.
21.1	†		List of Company Subsidiaries.
23.1	†		Consent of Kost, Forer, Gabbay and Kasierer, a member of EY Global, independent registered public accounting firm.
24.1	†		Power of Attorney (included on signature page to this annual report on Form 10-K).
31.1	†		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	†		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	†		Inline XBRL Taxonomy Extension Schema Document
101.CAL	†		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	†		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	†		Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	†		Inline XBRL Taxonomy Extension Definition Linkbase Document
104.1	†		Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.
(2)	Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(3)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2018.
(4)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2019.
(6)	Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(7)	Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(9)	Incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(10)	Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(11)	Incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(12)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.

(13)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.
(14)	Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.
(15)	Incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(16)	Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(17)	Incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(18)	Incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(19)	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(20)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(21)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(22)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(23)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(24)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(25)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(26)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(27)	Incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.
(28)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on June 19, 2018.
(30)	Incorporated by referenced to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 21, 2019.
(31)	Incorporated by referenced to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 21, 2019.
(32)	Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.
(33)	Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 9, 2019.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 1, 2019.
*
The schedules to the Agreement and Plan of Merger have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules to the SEC upon request.

**	Indicates management contract or compensatory plan, contract or arrangement.
***	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would be competitively harmful if publicly disclosed.
†	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mellanox Technologies Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mellanox Technologies Ltd. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the result of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of excess and obsolete inventory reserve

Description of the Matter The Company’s inventories totaled $98.0 million as of December 31, 2019. As described in Note 1 to the consolidated financial statements, the Company values its inventories at the lower of cost or net realizable value. Reserves for potentially excess and obsolete inventory are made based on management's analysis of inventory levels, future sales forecasts and market conditions.

The valuation of inventories requires management to make significant assumptions and judgments about the future salability of the inventory. These assumptions include the assessment by inventory category (finished goods, work-in-process and raw materials) of future usage and market demand for the Company's products. Additionally, management makes qualitative judgments related to slow moving and obsolete inventories.

How We Addressed the Matter
in Our Audit We evaluated and tested the design and operating effectiveness of internal controls over the valuation of inventories, including those related to the Company's methodology for valuing specific inventory categories.

Our audit procedures included, among others, evaluating the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage. We examined the completeness, accuracy, and relevance of the underlying data used in management's estimate. We re-performed the calculations related to the application of the methodology to specific inventory categories. We performed inquiries with appropriate non-financial personnel including operational employees, regarding slow moving or obsolete inventory items and other factors to corroborate management's assertions regarding qualitative judgments about slow moving and obsolete inventories and performed an examination of historical forecasted sales estimation to actual utilization of inventory.

/s/ Kost Forer Gabbay and Kasierer

KOST FORER GABBAY & KASIERER
A Member of EY Global

We have served as the Company's auditor since 2017.

Tel-Aviv, Israel
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Mellanox Technologies Ltd.

Opinion on Internal Control over Financial Reporting

We have audited Mellanox Technologies Ltd. (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)(2) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ Kost Forer Gabbay and Kasierer

KOST FORER GABBAY & KASIERER
A Member of EY Global

Tel-Aviv, Israel
February 20, 2020

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$77,579	$56,766
Short-term investments	798,318	381,724
Accounts receivable, net	229,873	150,625
Inventories	98,030	104,381
Other current assets	17,430	16,942
Total current assets	1,221,230	710,438
Property and equipment, net	113,568	105,334
Intangible assets, net	152,053	179,328
Goodwill	473,916	473,916
Deferred taxes and other long-term assets	159,022	118,182
Total assets	$2,119,789	$1,587,198
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$105,328	$70,336
Accrued liabilities	196,527	121,878
Deferred revenue	24,962	20,558
Total current liabilities	326,817	212,772
Deferred revenue	27,481	18,665
Other long-term liabilities	109,646	54,113
Total liabilities	463,944	285,550
Commitments and Contingencies (Note 9)
Shareholders’ equity
Ordinary shares: NIS 0.0175 par value, 200,000 shares authorized, 55,764 and 53,918 shares issued and outstanding at December 31, 2019 and 2018, respectively	242	233
Additional paid-in capital	1,126,829	982,677
Accumulated other comprehensive income (loss)	2,587	(1,051)
Retained earnings	526,187	319,789
Total shareholders’ equity	1,655,845	1,301,648
Total liabilities and shareholders' equity	$2,119,789	$1,587,198

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Total revenues	$1,330,576	$1,088,743	$863,893
Cost of revenues	464,125	388,573	300,450
Gross profit	866,451	700,170	563,443
Operating expenses:
Research and development	414,875	360,344	365,878
Sales and marketing	162,726	148,553	150,457
General and administrative	79,473	68,870	52,170
Restructuring and impairment charges	1,457	10,329	12,019
Total operating expenses	658,531	588,096	580,524
Income (loss) from operations	207,920	112,074	(17,081)
Interest and other, net	16,009	137	(4,822)
Income (loss) before taxes on income	223,929	112,211	(21,903)
Provision for (benefit from) taxes on income	18,834	(22,047)	(2,478)
Net income (loss)	$205,095	$134,258	$(19,425)
Net income (loss) per share — basic	$3.73	$2.54	$(0.39)
Net income (loss) per share — diluted	$3.62	$2.46	$(0.39)

Shares used in computing net income (loss) per share:
Basic	54,946	52,863	50,310
Diluted	56,662	54,646	50,310

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Net income (loss)	$205,095	$134,258	$(19,425)
Other comprehensive income (loss), net of tax:
Change in unrealized gains on available-for-sale securities, net	1,986	234	929
Change in unrealized gains (losses) on derivative contracts, net (net of tax effect of $79, ($171) and $105)	2,955	(2,903)	1,617
Other comprehensive income (loss)	4,941	(2,669)	2,546
Total comprehensive income (loss), net of tax	$210,036	$131,589	$(16,879)

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

				Accumulated
			Additional	Other		Total
	Ordinary Shares		Paid-in	Comprehensive	Retained	Shareholders'
	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands, except share data)

Balance at December 31, 2016	49,075,606	$209	$774,605	$(928)	$201,844	$975,730

Net loss	—	—	—	—	(19,425)	(19,425)
Effect of adopting ASU 2016-09: Improvements to Employee Share-Based Payment Accounting	—	—	789	—	(789)	—
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	929	—	929
Unrealized gains on derivative contracts, net of taxes	—	—	—	1,617	—	1,617
Share-based compensation	—	—	68,864	—	—	68,864
Issuances of shares through employee equity incentive plans	1,843,168	9	7,633	—	—	7,642
Issuance of shares through employee share purchase plan	568,876	3	22,088	—	—	22,091
Balance at December 31, 2017	51,487,650	$221	$873,979	$1,618	$181,630	$1,057,448

Net income	—	—	—	—	134,258	134,258
Effect of adopting ASU 2014-09, Revenue from Contracts with Customers (Topic 606), net of tax effect of $600)	—	—	—	—	3,901	3,901
Unrealized gain on available-for-sale securities, net of taxes	—	—	—	234	—	234
Unrealized losses on derivative contracts, net of taxes	—	—	—	(2,903)	—	(2,903)
Share-based compensation	—	—	71,342	—	—	71,342
Issuances of shares through employee equity incentive plans	1,940,435	10	14,508	—	—	14,518
Issuance of shares through employee share purchase plan	490,123	2	22,848	—	—	22,850
Balance at December 31, 2018	53,918,208	$233	$982,677	$(1,051)	$319,789	$1,301,648

Net income	—	—	—	—	205,095	205,095
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	683	1,303	1,986
Unrealized gains on derivative contracts, net of taxes	—	—	—	2,955	—	2,955
Share-based compensation	—	—	112,118	—	—	112,118
Issuances of shares through employee equity incentive plans	1,535,774	7	7,592	—	—	7,599
Issuance of shares through employee share purchase plan	309,723	2	24,442	—	—	24,444
Balance at December 31, 2019	55,763,705	$242	$1,126,829	$2,587	$526,187	$1,655,845

The accompanying notes are an integral part of these consolidated financial statements.

MELLANOX TECHNOLOGIES, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$205,095	$134,258	$(19,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	96,870	101,590	103,821
Deferred income taxes	14,154	(26,697)	(2,150)
Share-based compensation	112,118	71,342	68,864
Gains on short-term investments, net	(14,963)	(5,278)	(3,460)
Gain on investments in privately-held companies	(9,569)	—	—
Impairment charges and loss on disposal of property and equipment	3,213	4,754	12,019
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(79,248)	3,588	(12,175)
Inventories	1,297	(43,301)	(887)
Prepaid expenses and other assets	17,281	(2,650)	(681)
Accounts payable	33,812	10,486	170
Accrued liabilities and other liabilities	44,730	16,765	15,216
Net cash provided by operating activities	424,790	264,857	161,312
Cash flows from investing activities:
Purchase of severance-related insurance policies	—	(1,203)	(1,312)
Purchase of short-term investments	(890,545)	(395,560)	(188,745)
Proceeds from sales and maturities of short-term investments	490,900	230,629	252,211
Purchase of property and equipment, net of proceeds from sales	(37,791)	(33,099)	(41,376)
Purchase of intangible assets	(4,920)	(6,535)	(2,843)
Proceeds from sale of investments in privately-held companies	16,887	—	—
Purchase of investments in privately-held companies	(8,057)	(12,500)	(15,021)
Acquisitions, net of cash acquired	—	(7,379)	(872)
Net cash provided by (used in) investing activities	(433,526)	(225,647)	2,042
Cash flows from financing activities:
Principal payments on term debt	—	(74,000)	(172,000)
Principal payments on intangible assets obligations	(10,378)	(8,426)	(7,369)
Proceeds from issuances of ordinary shares through employee equity incentive plans	32,043	37,368	29,733
Net cash provided by (used in) financing activities	21,665	(45,058)	(149,636)
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,929	(5,848)	13,718
Cash, cash equivalents, and restricted cash at beginning of period	64,650	70,498	56,780
Cash, cash equivalents, and restricted cash at end of period	$77,579	$64,650	$70,498

Supplemental disclosures of cash flow information
Interest paid	$—	$577	$5,384
Income taxes paid	$2,464	$2,174	$1,218

Supplemental disclosure of non-cash investing and financing activities
Intangible assets financed with debt	$28,594	$2,585	$12,981
Unpaid property and equipment	$2,835	$1,537	$3,962
Transfer from inventory to property and equipment	$5,054	$3,577	$1,753

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
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of the Company’s shareholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. In June 2019, the Company’s shareholders approved the consummation of the Merger and the Company received regulatory approvals for the Merger from Mexico in July 2019 and from the European Commission in December 2019. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, in connection with the proposed acquisition expired in May 2019. Discussions with State Administration for Market Regulation, the China regulatory agency, are progressing and the Company believes the closing will likely occur in the early part of calendar 2020.
The Merger Agreement contains certain customary termination rights by either the Company or Parent, including if the Merger is not consummated by December 10, 2019 (the "Outside Date"), subject to two three-month extensions in order to obtain required regulatory approvals. Pursuant to the first of those three-month extensions, the Outside Date has been extended to March 10, 2020. If the Merger Agreement is terminated under certain circumstances, including termination by the Company to enter into a superior proposal, a termination by Parent following a change of the Company’s board of directors’ recommendation or a termination by Parent as a result of a willful material breach of the Merger Agreement’s no-solicitation obligations by the Company, the Company will be obligated to pay to Parent a termination fee equal to $225.0 million in cash. If the Merger Agreement is terminated under certain circumstances involving the failure to obtain certain regulatory approvals, Parent will be obligated to pay the Company a termination fee equal to $350.0 million in cash.
The Company recorded transaction-related costs of $15.5 million, principally for investment banking and legal fees associated with the pending acquisition, during the year ended December 31, 2019 under general and administrative expenses included in the consolidated statement of operations. Additional transaction-related costs are expected to be incurred through the closing of the Merger.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Principles of presentation
The consolidated financial statements include the Company's accounts as well as those of its wholly owned subsidiaries after the elimination of all intercompany balances and transactions.
Certain prior year amounts have been reclassified for consistency with the current year presentation. On the balance sheet, the severance assets were reclassified to deferred taxes and other long-term assets, and the accrued severance was reclassified to other long-term liabilities.
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
Use of estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses in the reporting periods. The Company regularly evaluates estimates and assumptions related to revenue recognition, allowances for doubtful accounts, allowances for price adjustments, investment valuation, warranty reserves, inventory reserves, share-based compensation expense, long-term asset valuations, useful lives of property, equipment, and intangibles, right-of-use ("ROU") assets and liabilities, accounting for business combinations, goodwill and purchased intangible asset valuation, investments in privately-held companies, accounting and fair value of financial instruments and derivatives, deferred income tax asset valuation, uncertain tax positions, litigation and other loss contingencies. These estimates and assumptions are based on current facts, historical experience and various other factors that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. The actual results that the Company experiences may differ materially and adversely from the Company's original estimates. To the extent there are material differences between the estimates and actual results, the Company's future results of operations will be affected.
Cash and cash equivalents
The Company considers all highly liquid investments with a maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents consist of cash on deposit with banks and money market funds.
Restricted cash
As of December 31, 2018 and 2017, the Company maintained certain cash amounts that were restricted as to withdrawal or use over the long-term. The cash secured bank guarantees primarily issued against long-term tenancy agreements. The Company did not maintain any restricted cash amounts as of December 31, 2019. The long-term restricted cash balances were reported in deferred taxes and other long-term assets on the balance sheets, and were included in the ending balance of cash, cash equivalents and restricted cash in the statement of cash flows for the years then ended. The following table provides a reconciliation of the cash and cash equivalents balances reported on the balance sheets and the cash, cash equivalents and restricted cash balances reported in the statements of cash flows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents, as reported on the balance sheets	$77,579	$56,766	$62,473
Restricted cash in deferred taxes and other long-term assets, as reported on the balance sheets	—	7,884	8,025
Cash, cash equivalents, and restricted cash, as reported in the statements of cash flows	$77,579	$64,650	$70,498

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
Derivatives
The Company enters into foreign currency forward and option contracts with financial institutions to protect against foreign exchange risks, mainly the exposure to changes in the exchange rate of the NIS against the U.S. dollar that are associated with forecasted future cash flows and certain existing assets and liabilities. The Company's primary objective in entering into these arrangements is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates. The program is not designated for trading or speculative purposes. The Company's derivative instruments expose the Company to credit risk to the extent that the counter-parties may be unable to meet the terms of the agreement. The Company seeks to mitigate such risk by limiting its counter-parties to major financial institutions and by spreading the risk across a number of major financial institutions. In addition, the potential risk of loss with any one counter-party resulting from this type of credit risk is monitored on an ongoing basis.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of credit risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable. Cash, cash equivalents and short-term investment balances are maintained with high quality financial institutions, the composition and maturities of which are regularly monitored by management. The Company's accounts receivable are derived from revenue earned from customers primarily located in North America, Europe and Asia. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectability of accounts receivable. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances based on historical collection experience and an economic risk assessment. If the Company determines that a specific customer is unable to meet its financial obligations to the Company, the Company provides an allowance for credit losses to reduce the receivable to the amount management reasonably believes will be collected. In addition, the Company maintains credit insurance for the majority of its accounts receivable balances.
The following table summarizes the revenues from customers (including original equipment manufacturers) in excess of 10% of the total revenues:

	Year Ended December 31,
	2019	2018	2017
HPE	11%	12%	13%
Dell	10%	12%	11%
____________________
* Less than 10%

There were no accounts receivable balances in excess of 10% of total accounts receivable for the years ended December 31, 2019 and 2018.
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
Property and equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is generally calculated using the straight-line method over the estimated useful lives of the related assets, which is three years for computer equipment and software, seven years for lab equipment, and seven years for office furniture and fixtures. Leasehold improvements and assets acquired under capital leases are amortized on a straight-line basis over the term of the lease, or the useful lives of the assets, whichever is shorter. Maintenance and repairs are charged to expense as incurred, and improvements are capitalized. When assets are retired or otherwise disposed of, the cost and accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is reflected in the results of operations in the period realized. The Company retires fully depreciated assets when they are no longer in use. As a result, $26.7 million and $16.6 million of cost and accumulated depreciation were removed from the accounts during the years ended December 31, 2019 and 2018, respectively. No gain or loss was recognized.
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
Goodwill and intangible assets
Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires the Company to perform an assessment to determine if it is more likely than not that the fair value of the business is less than its carrying amount. The qualitative assessment considers various factors, including the macroeconomic environment, industry and market specific conditions, market capitalization, stock price, financial performance, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities and issues or events specific to the business. If adverse qualitative trends are identified that could negatively impact the fair value of the business, the Company performs a "two step" goodwill impairment test. "Step one" is the identification of potential impairment. This involves comparing the fair value of each reporting unit, which the Company has determined to be the entity itself as one reporting unit, with its carrying amount including goodwill. If the fair value of a reporting unit exceeds its carrying amount, the goodwill of the reporting unit is considered not impaired and "Step two" of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, "Step two" is performed. This involves comparing the carrying amount of goodwill to its implied fair value, which is determined to be the excess of the reporting unit's fair value over the fair value of its identifiable net assets other than goodwill. If the carrying amount of goodwill exceeds its implied fair value, an impairment exists and is recorded. As of December 31, 2019, the Company's qualitative assessment of goodwill impairment indicated that goodwill was not impaired.
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
Equity investments in privately-held companies
The Company has equity investments in privately-held companies. These investments are recorded at cost, less impairments, adjusted by observable price changes. The Company records gains or losses on the sale of these investments when the proceeds are greater than or less than cost, respectively. The investments are included in deferred taxes and other long-term assets on the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accompanying balance sheets. The Company monitors the investments and if facts and circumstances indicate an investment may be impaired, then it conducts an impairment test of its investment. To determine if the investment is recoverable, it reviews the privately-held company's revenue and earnings trends relative to pre-defined milestones and overall business prospects, the general market conditions in its industry and other factors related to its ability to remain in business, such as liquidity and receipt of additional funding.
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
Impairment of long-lived assets
Long-lived assets include equipment, furniture and fixtures, ROU assets, and finite-lived intangible assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) from the long-lived assets is less than the carrying amount of such assets, an impairment loss would be recognized, and the assets would be written down to their estimated fair values. The Company reviews for possible impairment on a regular basis.
While performing the review for impairment for 2017, the Company noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, the Company recorded $12.0 million of impairment charges during the year ended December 31, 2017.
Also, in connection with the discontinuation of the 1550nm silicon photonics development activities, the Company recorded impairment charges and a net loss on disposal of assets of $2.4 million during the year ended December 31, 2018. There was also a $0.9 million impairment charge on fixed assets not related to the 1550nm silicon photonics development activities recorded during the year ended December 31, 2018.
During the year ended December 31, 2019, the Company recorded impairment charges and a net loss on disposal of assets of $1.5 million.
See Note 16, "Restructuring and Impairment Charges" for more details about the impairment charges.
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In addition, the Company records revenue reserves for rebates as a reduction of revenue and a reduction of gross accounts receivable or as an increase in other current payables. The reserves are recorded in the same period that the related revenue is recorded, and are based on the amounts stated in the contracts. The Company reverses reserves for unclaimed rebates as specific rebate programs contractually end and when it believes unclaimed rebates are no longer subject to payment and will not be paid. As a result, the reversal of unclaimed rebates may have a positive impact on our net revenue and net income in subsequent periods.
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

	Year Ended December 31,
	2019	2018
	(In thousands)
Balance, beginning of the period	$1,375	$889
New warranties issued during the period	7,480	2,532
Settlements during the period	(6,203)	(2,046)
Balance, end of the period	2,652	1,375
Less: long-term portion of product warranty liability	(740)	(285)
Balance, end of the period	$1,912	$1,090

Research and development
Costs incurred in research and development are charged to operations as incurred. The Company expenses all costs for internally developed patents as incurred.
Advertising
Costs related to advertising and promotion of products are charged to sales and marketing expense as incurred. Advertising expense was approximately $3.1 million, $2.6 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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
The Company bases its estimate of expected volatility on the historical volatility of the Company's shares. The Company did not grant share options in 2019, 2018, and 2017.
Share-based compensation expense is recognized on a straight-line basis over each recipient's requisite service period, which is generally the vesting period. Share-based compensation expense is recorded in full during the vesting period, and the effect of forfeitures will be recorded as they occur.
During the year ended December 31, 2018, the Company granted 36,000 performance share units ("PSUs"). The PSUs will vest and be earned based on the Company’s achievement of relative total shareholder return and average non-GAAP net operating margin over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020, subject to the continued service to the Company through the end of the performance period. The number of shares that will actually vest range from zero to 175% of the target. The share-based compensation expenses related to these PSUs were $2.1 million and $0.9 million for the year ended December 31, 2019 and 2018, respectively.
Comprehensive income (loss)
Accumulated other comprehensive income (loss), net of tax on the consolidated balance sheets at December 31, 2019 and 2018, represents the accumulated unrealized gains (losses) on available-for-sale securities, and the accumulated unrealized gains (losses) related to derivative instruments accounted for as cash flow hedges. The amount of income tax expense allocated to unrealized gains (losses) on available-for-sale securities and derivative instruments was immaterial at December 31, 2019 and 2018.
Foreign currency translation and remeasurement
The Company uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at the end-of-period exchange rates except for non-monetary assets and liabilities, which are remeasured at historical exchange rates. The Company derives all revenues in U.S. dollars. Expenses are remeasured at the exchange rate in effect on the day the transaction occurred, except for those expenses related to non-monetary assets and liabilities, which are remeasured at historical exchange rates. Gains or losses from foreign currency transactions are included in the Consolidated Statements of Operations as part of "Interest and other, net."
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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income (loss)	$205,095	$134,258	$(19,425)
Basic and diluted shares:
Weighted average ordinary shares outstanding	54,946	52,863	50,310
Effect of dilutive shares	1,716	1,783	—
Shares used to compute diluted net income (loss) per share	56,662	54,646	50,310
Net income (loss) per share—basic	$3.73	$2.54	$(0.39)
Net income (loss) per share—diluted	$3.62	$2.46	$(0.39)

The Company excluded 0.1 million potentially dilutive share options and RSUs from the computation of diluted net income per share for the year ended December 31, 2019, 0.2 million outstanding share options and RSUs from the computation of diluted net income per share for the year ended December 31, 2018, and 4.5 million potentially dilutive shares options and RSUs from the computation of diluted net loss per share for the year ended December 31, 2017, respectively, because including them would have had an anti-dilutive effect.
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
Adoption of new accounting principles
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires lessees to recognize almost all leases on the balance sheet as a ROU asset and a lease liability and requires leases to be classified as either an operating or a finance type lease. The standard excludes leases of intangible assets or inventory.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The standard became effective for the Company on January 1, 2019. The Company elected the available practical expedients and implemented internal controls to enable the preparation of financial information on adoption. The adoption of the standard had a material impact on the Company's consolidated balance sheet due to the recognition of the ROU assets and lease liabilities related to the Company's operating leases. In addition, a material portion of the Company's leases are denominated in currencies other than the U.S. Dollar, mainly in New Israeli Shekels ("NIS"). As a result, the associated lease liabilities are remeasured using the current exchange rate, which may result in non-operating foreign exchange gains and losses. See Note 15, "Leases" for details about the impact from adopting the new lease standard and other required disclosures.
Recent accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, which modifies the measurement of expected credit losses on certain financial instruments. In addition, for available-for-sale debt securities, the standard eliminates the concept of other-than-temporary impairment and requires the recognition of an allowance for credit losses rather than reductions in the amortized cost of the securities. This standard became effective for the Company beginning January 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This ASU clarifies the accounting treatment for implementation costs for cloud computing arrangements (hosting arrangements) that are service contracts. This standard became effective for the Company beginning January 1, 2020. The Company does not expect this ASU to have a material impact on its consolidated financial statements and related disclosures.
NOTE 2—REVENUE
Revenues by geographic region for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
United States	$515,292	$402,840	$327,528
China	372,041	258,451	172,405
Europe	169,594	174,892	176,937
Other Americas	123,956	128,077	92,449
Other Asia	149,693	124,483	94,574
Total revenue	$1,330,576	$1,088,743	$863,893
The following tables represent our total revenues by product type and interconnect protocol for the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
ICs	$216,726	$149,180	$161,216
Boards	532,584	495,753	325,845
Switch systems	329,529	247,478	222,836
Cables, accessories and other	251,737	196,332	153,996
Total revenue	$1,330,576	$1,088,743	$863,893

Table of Contents
MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2019	2018	2017
	(in thousands)
InfiniBand:
HDR	$142,127	$10,177	$—
EDR	273,045	234,655	194,261
FDR	125,530	149,168	181,465
QDR/DDR/SDR	25,228	44,359	31,599
Total	565,930	438,359	407,325
Ethernet	743,899	618,471	401,005
Other	20,747	31,913	55,563
Total revenue	$1,330,576	$1,088,743	$863,893

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
The following table presents the significant changes in the deferred revenue balance during the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019	2018
	(in thousands)
Balance, beginning of the period	$39,223	$36,804
New deferred revenue	49,514	29,604
Reclassification to revenue during the year (1)	(36,294)	(27,185)
Balance, end of the period	52,443	39,223
Less: long-term portion of deferred revenue	27,481	18,665
Current portion, end of the period	$24,962	$20,558

(1) Of the total reclassifications from deferred revenue to revenue, $20.6 million and $19.0 million were related to the beginning balance of 2019 and 2018, respectively, and $15.7 million and $8.2 million were related to the new deferred revenue during the years ended December 31, 2019 and 2018, respectively.
Unsatisfied performance obligations, other than extended warranty and post-contract customer support, primarily represent contracts with future delivery dates. As of December 31, 2019, the Company had $41.7 million of unbilled transaction price allocated to performance obligations that were unsatisfied or partially unsatisfied related to contracts with an original duration over one year. The Company expects to invoice and recognize the revenue as it satisfies each performance obligation during a period of three years. The foregoing excludes the value of the remaining unsatisfied performance obligations related to contracts that have original durations of one year or less.
The Company recognizes assets for the material incremental costs of obtaining contracts with customers if it expects the benefit of those costs to be longer than one year. The Company allocates these assets proportionally to the performance obligations in the contracts and amortizes them as the performance obligations are satisfied. During the year ended December 31, 2019, the Company recognized $11.3 million of assets related to costs to obtain contracts, and amortized $7.5 million of these assets during the same period. The unamortized balance of the assets was $3.8 million as of December 31, 2019.

Table of Contents
MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—BALANCE SHEET COMPONENTS:

	December 31, 2019	December 31, 2018
	(In thousands)
Accounts receivable, net:
Accounts receivable	$240,213	$156,525
Less: allowance for unearned DPA	(9,900)	(5,400)
Less: allowance for doubtful accounts	(440)	(500)
	$229,873	$150,625
Inventories:
Raw materials	$14,018	$19,391
Work-in-process	39,744	39,425
Finished goods	44,268	45,565
	$98,030	$104,381
Property and equipment, net:
Computer, equipment, and software	$227,725	$191,130
Furniture and fixtures	2,063	25,358
Leasehold improvements	57,176	49,950
	286,964	266,438
Less: Accumulated depreciation and amortization	(173,396)	(161,104)
	$113,568	$105,334
Deferred taxes and other long-term assets:
Right of use assets	$72,451	$—
Deferred tax assets	36,506	50,660
Severance assets	5,776	17,043
Other assets	44,289	50,479
	$159,022	$118,182
Accrued liabilities:
Payroll and related expenses	$95,904	$76,788
Accrued expenses	41,601	28,821
Lease liability, current	19,821	—
Other	39,201	16,269
	$196,527	$121,878
Other long-term liabilities:
Lease liability, long-term	$60,933	$—
Income tax payable	30,194	25,600
Accrued severance	7,019	21,645
Other	11,500	6,868
	$109,646	$54,113

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—FAIR VALUE MEASUREMENTS:
Fair value hierarchy:
The Company measures its cash equivalents, restricted cash, marketable securities, and foreign currency contracts at fair value. The Company’s cash equivalents are classified within Level 1. Cash equivalents are valued primarily using quoted market prices utilizing market observable inputs. The Company's restricted cash, investments in debt securities and certificates of deposits are classified within Level 2 as the market inputs to value these instruments consist of market yields, reported trades and broker/dealer quotes. In addition, foreign currency contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. The Level 3 valuation inputs include the Company's best estimate of what market participants would use in pricing the asset or liability at the measurement date. The inputs are unobservable in the market and significant to the instrument's valuation. As of December 31, 2019 and 2018, the Company did not have any assets or liabilities valued based on Level 3 valuations.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis:
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,058	$—	$1,058
Certificates of deposit	—	198,663	198,663
Government debt securities	—	232,604	232,604
Corporate debt securities	—	367,051	367,051
Derivative contracts	—	1,056	1,056
Total financial assets	$1,058	$799,374	$800,432
The following table represents the fair value hierarchy of the Company's financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018.

	Level 1	Level 2	Total
	(in thousands)
Money market funds	$1,265	$—	$1,265
Certificates of deposit	—	95,038	95,038
Government debt securities	—	100,478	100,478
Corporate debt securities	—	186,208	186,208
	1,265	381,724	382,989
Long-term restricted cash	—	7,884	7,884
Derivative contracts	—	96	96
Total financial assets	$1,265	$389,704	$390,969
Derivative contracts	$—	$2,536	$2,536
Total financial liabilities	$—	$2,536	$2,536

There were no transfers between Level 1 and Level 2 securities during the years ended December 31, 2019 and 2018.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—INVESTMENTS:
Cash, cash equivalents and short-term investments:
At December 31, 2019 and 2018, the Company held cash, cash equivalents and short-term investments classified as available-for-sale securities as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$76,521	$76,521	$55,501	$55,501
Money market funds	1,058	1,058	1,265	1,265
Certificates of deposit	198,561	198,663	95,080	95,038
Government debt securities	232,357	232,604	100,449	100,478
Corporate debt securities	365,792	367,051	186,571	186,208
Total	874,289	875,897	438,866	438,490
Less amounts classified as cash and cash equivalents	(77,579)	(77,579)	(56,766)	(56,766)
Short-term investments	$796,710	$798,318	$382,100	$381,724

The Company does not intend to sell the short-term investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be at maturity.
Interest income and gains on short-term investments, net were $15.6 million and $5.6 million for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, the unrealized gains and unrealized losses were $1.9 million and $0.3 million, respectively. At December 31, 2018, the unrealized gains and unrealized losses were $0.1 million and $0.5 million, respectively. At December 31, 2019, gross unrealized losses on investments that were in a gross unrealized loss position for greater than 12 months were immaterial. These investments were not deemed to be other-than-temporarily impaired and the gross unrealized losses were recorded in OCI.
The contractual maturities of short-term investments at December 31, 2019 and 2018 were as follows:

	December 31, 2019		December 31, 2018
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(in thousands)
Due in less than one year	$424,616	$425,053	$281,303	$280,959
Due in one to three years	372,094	373,265	100,797	100,765
	$796,710	$798,318	$382,100	$381,724

Equity investments in privately-held companies:
As of December 31, 2019 and 2018, the Company held a total of $39.3 million and $40.3 million, respectively, in equity investments in privately-held companies. During the first quarter of 2019, one of the investees of the Company's equity investments in privately-held companies was acquired. As a result, the Company recorded a gain on sale of $9.1 million in the first quarter of 2019. In addition, $3.2 million of the consideration owed to the Company was held back in an escrow account as of December 31, 2019. The final amount released from escrow, if any, will be recognized as an additional gain on sale when released. During the second quarter of 2019, the Company recorded a gain of $0.4 million from the conversion of a note receivable to equity in a privately-held company.
While performing its review for impairment for the first quarter of 2019, the Company noted an observable price change related to one of its investments in a privately-held company; as a result, the Company recorded an impairment charge of $1.8 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND INTANGIBLE ASSETS:
The following table represents changes in the carrying amount of goodwill:

(in thousands)
Balance as of December 31, 2018	$473,916
Acquisitions	—
Adjustments	—
Balance as of December 31, 2019	$473,916

The carrying amounts of intangible assets as of December 31, 2019 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$82,673	$(44,950)	$37,723	1-9
Developed technology	285,443	(203,376)	82,067	4-7
Customer relationships	69,776	(37,513)	32,263	4-9
Trade names	5,600	(5,600)	—	3
Total intangible assets	$443,492	$(291,439)	$152,053
The carrying amounts of intangible assets as of December 31, 2018 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Useful Life
	(in thousands)			(in years)
Licensed technology	$49,546	$(30,062)	$19,484	1-8
Developed technology	285,443	(164,406)	121,037	4-7
Customer relationships	69,776	(31,246)	38,530	4-9
Trade names	5,600	(5,323)	277	3
Total intangible assets	$410,365	$(231,037)	$179,328

Amortization expense of intangible assets totaled approximately $60.4 million, $63.9 million and $61.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The estimated future amortization expense is as follows:

(in thousands)
2020	$55,857
2021	53,128
2022	18,010
2023	9,572
2024	8,521
Thereafter	6,965
Total	$152,053

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—DERIVATIVES AND HEDGING ACTIVITIES:
Fair Value of Derivative Contracts
The fair value of derivative contracts as of December 31, 2019 and 2018 was as follows:

	Other current assets	Other accrued liabilities	Other current assets	Other accrued liabilities
	December 31, 2019		December 31, 2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$1,056	$—	$27	$2,122
Derivatives not designated as hedging instruments
Currency forward and option contracts	—	—	69	414
Total derivatives	$1,056	$—	$96	$2,536

The gross notional amounts of derivative contracts were NIS denominated. The notional amounts of outstanding derivative contracts in U.S. dollar at December 31, 2019 and 2018 were as follows:

	December 31,	December 31,
	2019	2018
	(in thousands)
Derivatives designated as hedging instruments
Currency forward and option contracts	$85,648	$92,956
Derivatives not designated as hedging instruments
Currency forward and option contracts	$—	$57,844

Effect of Derivatives Designated as Hedging Instruments on Accumulated Other Comprehensive Income (Loss)
The following table represents the unrealized gains (losses) of derivatives designated as hedging instruments, net of tax effects, that were recorded in accumulated other comprehensive income (loss) as of December 31, 2019 and 2018, and their effect on OCI for the year ended December 31, 2019 (in thousands):

December 31, 2018	$(1,978)
Amount of gains recognized in OCI (effective portion)	5,027
Amount of gains reclassified from OCI to income (effective portion)	(2,072)
December 31, 2019	$977

Foreign exchange contracts designated as hedging instruments primarily relate to operating expenses and the associated gains and losses are expected to be recorded in operating expenses when reclassified out of OCI. See Note 11, "Accumulated Other Comprehensive Income (Loss)" for the amounts recorded in each operating expense account. The Company expects to realize the accumulated OCI balance related to foreign exchange contracts within the next twelve months.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Derivative Contracts on the Consolidated Statement of Operations
The effect of derivative contracts on the consolidated statement of operations in the years ended December 31, 2019, 2018, and 2017 was as follows:

	Derivatives designated as hedging instruments			Derivatives not designated as hedging instruments
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
	(in thousands)
Operating income (expenses)	$2,072	$(4,787)	$7,034	$—	$—	$—
Other income (expenses)	$—	$—	$—	$2,331	$(4,553)	$3,248

NOTE 8—EMPLOYEE BENEFIT PLANS:
The Company has established a pretax savings plan under Section 401(k) of the Internal Revenue Code. The 401(k) Plan allows eligible employees in the United States to voluntarily contribute a portion of their pre-tax or after-tax salary, subject to a maximum limit specified in the Internal Revenue Code. The Company matches employee contributions up to 4% of their annual base salaries. The total expenses for these contributions were $1.8 million for both the years ended December 31, 2019 and 2018, and $2.2 million for the year ended December 31, 2017.
As a general rule, under Israeli law, an employee whose employment has been terminated by an employer or an employee who has resigned under circumstances which entitle him/her to receive statutory severance, in each case after completing at least one year of service with a particular employer or in a particular workplace, is entitled to statutory severance. For Israeli employees hired prior to January 1, 2007 ("Group One"), the severance pay liability is calculated based on the last monthly salary of each employee multiplied by the number of years of such employee's employment and is presented in the Company's balance sheet in other long-term liabilities, as if it was payable at each balance sheet date on an undiscounted basis. This liability is partially funded by the amounts accrued in the severance component of the employees’ pension arrangements (the “Severance Fund”). The surrender value of the Severance Fund is presented in other long-term assets.
The severance pay detail is as follows:

	December 31,
	2019	2018
	(in thousands)
Accrued severance liability	$7,019	$21,645
Severance assets	5,776	17,043
Unfunded portion	$1,243	$4,602

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

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Severance expenses for the years ended December 31, 2019, 2018 and 2017 were $16.2 million, $13.7 million and $12.6 million, respectively.
In addition, the Company has established a pension contribution plan with respect to its employees in Israel. Under the plan, for the period from January 1 to June 30, 2016, the Company contributed up to 6.0% of employee monthly salary toward the plan. Effective July 1, 2016 the contribution percentage was increased to 6.25% and was further increased to 6.5% effective January 1, 2017. Employees are entitled to amounts accumulated in the plan upon reaching retirement age, subject to any applicable law. Defined contribution pension plan expenses were $11.5 million, $10.6 million and $10.4 million in the years ended December 31, 2019, 2018 and 2017, respectively.
NOTE 9—COMMITMENTS AND CONTINGENCIES:
Leases
See Note 15, "Leases" for lease related commitments as of December 31, 2019.

Purchase commitments

At December 31, 2019, the Company had the following non-cancelable purchase commitments:

Year Ended December 31,	Purchase Commitments
(in thousands)
2020	$400,260
2021	4,361
2022	2,440
2023	1,750
Total purchase commitments	$408,811

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
Unrecognized tax benefits
Due to the inherent uncertainty with respect to the timing of future cash outflows associated with the Company's unrecognized tax benefits, it is unable to reliably estimate the timing of cash settlement with the respective taxing authorities. As of December 31, 2019, the Company's unrecognized tax benefits totaled $55.5 million, out of which an amount of $28.6 million would reduce the Company's income tax expense and effective tax rate, if recognized.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 10—SHARE INCENTIVE PLANS:
Stock option plans
During the 2016 annual shareholder meeting, the Company's shareholders approved the Mellanox Technologies, Ltd. Amended and Restated Global Share Incentive Plan (2006) (the "First Restated 2006 Plan"), which constituted an amendment and restatement of the Mellanox Technologies, Ltd. Global Share Incentive Plan (2006) and its appendices (the "2006 Plan"). The First Restated 2006 Plan became effective on March 14, 2016 ("Effective Date"). The approval of the First Restated 2006 Plan extended the term to February 2026.
The First Restated 2006 Plan reserved 750,000 ordinary shares for issuance under new equity awards and reduced to zero the shares available for issuance under all of the Company's other equity incentive plans in effect, including the Voltaire Ltd. 2007 Incentive Compensation Plan, the Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan, the Voltaire Ltd. 2001 Stock Option Plan, the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the Global Share Incentive Assumption Plan (2010), the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, and the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan (collectively, the "Prior Plans").
As of the Effective Date of the First Restated 2006 Plan, the Company ceased granting awards under the Prior Plans, and began granting new awards only from the First Restated 2006 Plan. Any shares subject to issued and outstanding awards under the Prior Plans that expire, are canceled or otherwise terminate after the Effective Date of the First Restated 2006 Plan will be added back to share reserves under the First Restated 2006 Plan. The share reserve of the 2006 Plan is no longer available for issuance under the First Restated 2006 Plan. In addition, the First Restated 2006 Plan implemented additional amendments to reflect compensation and governance best practices.
On April 25, 2017, the Company's shareholders approved the Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006) (the “Second Restated 2006 Plan”), which constituted a second amendment and restatement of the 2006 Plan, as amended and restated by the First Restated 2006 Plan. The Second Restated 2006 Plan became effective on February 14, 2017. The Second Restated 2006 Plan increased the ordinary shares reserved for issuance under the First Restated 2006 Plan by 1,640,000 shares to 2,390,000 shares plus any shares subject to issued and outstanding awards under the other equity incentive plans that existed prior to the First Restated 2006 Plan that expire, are cancelled or otherwise terminated after the effective date of the First Restated 2006 Plan. The Second Restated Plan also extended the term of the First Restated 2006 Plan to February 14, 2027. In addition, the Second Restated Plan implemented additional amendments to reflect compensation and governance best practices.
On July 25, 2018, the Company's shareholders approved the Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006) (the “Third Restated Plan”), which constituted an amendment and restatement of the Second Restated 2006 Plan. The Third Restated Plan increased the ordinary shares reserved for issuance under the Second Restated 2006 Plan by 2,077,000 shares to 4,467,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminated after March 14, 2016, the effective date of the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

First Restated 2006 Plan. The Third Restated Plan also implemented certain additional amendments, including specifically providing for the granting of PSUs.
On July 25, 2019, the Company's shareholders approved the Mellanox Technologies, Ltd. Fourth Amended and Restated Global Share Incentive Plan (2006) (the “Fourth Restated Plan”), which constitutes an amendment and restatement of the Third Restated Plan. The Fourth Restated Plan increased the ordinary shares reserved for issuance under the Third Restated Plan by 1,960,000 shares to 6,427,000 shares plus any shares subject to issued and outstanding awards under certain of the Company’s prior equity plans that expire, are cancelled or otherwise terminated after March 14, 2016, the effective date of the First Restated 2006 Plan. The Fourth Restated Plan also clarifies the treatment of PSU's upon the occurrence of a change in control of the Company.

Share option activity
The following table summarizes the share option activity under all equity incentive plans:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2017	1,110,061	$38.35
Options exercised	(586,076)	$24.77
Options canceled	(29,482)	$100.81
Outstanding at December 31, 2018	494,503	$50.73
Options exercised	(219,458)	$34.63
Options canceled	(1,040)	$91.91
Outstanding at December 31, 2019	274,005	$63.46

There were no options granted in 2019, 2018 and 2017.
The total pretax intrinsic value of options exercised in 2019 was $15.6 million. This intrinsic value represents the difference between the fair market value of the Company's ordinary shares on the date of exercise and the exercise price of each option. Based on the most recently available closing price of the Company's ordinary shares of $117.18 at December 31, 2019, the total pretax intrinsic value of all outstanding options was $14.7 million. The total pretax intrinsic value of exercisable options at December 31, 2019 was $14.7 million.
The total pretax intrinsic value of options exercised in 2018 was $33.5 million. Based on the most recently available closing price of the Company's ordinary shares of $92.38 prior to December 31, 2018, the total pretax intrinsic value of all outstanding options was $21.8 million. The total pretax intrinsic value of exercisable options at December 31, 2018 was $21.7 million.
The weighted average remaining contractual life of options outstanding at December 31, 2019 was 2.6 years. There were 273,963 options exercisable at December 31, 2019 with a weighted average exercise price $63.47 per share.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted share unit activity
The following table summarizes the restricted share unit activity under all equity incentive plans:

	Restricted Share Units Outstanding
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted share units at December 31, 2017	3,414,705	$48.45
Restricted share units granted	1,773,217	$80.40
Restricted share units vested	(1,354,359)	$48.35
Restricted share units canceled	(539,400)	$52.29
Non-vested restricted share units at December 31, 2018	3,294,163	$65.05
Restricted share units granted	1,581,524	$105.42
Restricted share units vested	(1,316,316)	$60.63
Restricted share units canceled	(244,023)	$73.76
Non-vested restricted share units at December 31, 2019	3,315,348	$85.43

The weighted average fair value of restricted share units granted was $105.42, $80.40 and $49.88 for the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of all outstanding restricted share units was $388.5 million as of December 31, 2019.
The non-vested restricted share units at December 31, 2019 included 36,000 PSUs. The PSUs will vest and be earned based on the Company’s achievement of relative total shareholder return and average non-GAAP net operating margin over a three-year performance period commencing on January 1, 2018 and ending on December 31, 2020, subject to the continued service to the Company through the end of the performance period. The number of shares that will actually vest range from zero to 175% of the target.
Employee stock purchase plan activity
The ESPP is designed to allow eligible employees to purchase the Company's ordinary shares, at semi-annual intervals, with their accumulated payroll deductions. A participant may contribute up to 15% of his or her base compensation through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on the purchase date, which is the last trading day of the offering period. The purchase price per share will be equal to 85% of the fair market value per share on the start date of the offering period in which the participant is enrolled or, if lower, 85% of the fair market value per share on the purchase date. No participant in the ESPP may be issued or transferred more than $25,000 worth of ordinary shares pursuant to purchase rights under the ESPP per calendar year. During the years ended December 31, 2019, 2018 and 2017, 309,723, 490,123, and 568,876 shares, respectively, were issued under the ESPP at weighted average per share prices of $78.92, $46.62 and $38.83, respectively.
Shares reserved for future issuance
The Company had the following ordinary shares reserved for future issuance under its equity incentive plans as of December 31, 2019:

Number of Shares
Share options outstanding	274,005
Restricted share units outstanding	3,315,348
Shares authorized for future issuance	2,253,990
ESPP shares available for future issuance	2,625,623
Total shares reserved for future issuance as of December 31, 2019	8,468,966

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation
The Company accounts for share-based compensation expense for share option awards and ESPP based on the estimated fair value of the instruments as of the grant dates. There were no employee share options granted in 2019, 2018 and 2017. The following weighted average assumptions were used in the valuation of the ESPP for the years ended December 31, 2019, 2018 and 2017:

	Employee Share Purchase Plan
	Year ended December 31,
	2019	2018	2017
Dividend yield, %	—	—	—
Expected volatility	27.1%	31.0%	24.6%
Risk free interest rate	2.14%	1.78%	1.20%
Expected life, years	0.50	0.50	0.50

The following table summarizes the distribution of total share-based compensation expense in the Consolidated Statements of Operations:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Share-based compensation expense by caption:
Cost of goods sold	$3,493	$1,950	$2,000
Research and development	61,315	38,922	40,278
Sales and marketing	26,614	17,042	15,693
General and administrative	20,696	13,428	10,893
Total share-based compensation expense	$112,118	$71,342	$68,864

Share-based compensation expense by type of award:
Share options	$8	$12	$115
ESPP	7,161	6,378	6,232
RSU	102,898	64,059	62,517
PSU	2,051	893	—
Total share-based compensation expense	$112,118	$71,342	$68,864

At December 31, 2019, there was $235.4 million of total unrecognized share-based compensation costs related to non-vested share-based compensation arrangements. The costs are expected to be recognized over a weighted average period of approximately 2.69 years.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
The following table summarizes the changes in accumulated other comprehensive income (loss) for the years ended December 31, 2019 and 2018:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives Designated as Hedging Instruments	Total
	(in thousands)
Balance at December 31, 2018	$927	$(1,978)	$(1,051)
Other comprehensive income (loss) before reclassifications, net of taxes	737	5,027	5,764
Realized (gains)/losses reclassified from accumulated other comprehensive income	(54)	(2,072)	(2,126)
Net current-period other comprehensive income (loss), net of taxes	683	2,955	3,638
Balance at December 31, 2019	$1,610	$977	$2,587

Balance at December 31, 2017	$693	$925	$1,618
Other comprehensive income before reclassifications, net of taxes	218	(7,690)	(7,472)
Realized (gains)/losses reclassified from accumulated other comprehensive income	16	4,787	4,803
Net current-period other comprehensive income, net of taxes	234	(2,903)	(2,669)
Balance at December 31, 2018	$927	$(1,978)	$(1,051)

The following table provides details about the realized (gains)/losses reclassified from accumulated other comprehensive income for the years ended December 31, 2019 and 2018:

	Realized (Gains)/Losses Reclassified from Accumulated Other Comprehensive Income		Affected Line Item in the Statement of Operations
	Year ended December 31,
	2019	2018
	(in thousands)
Realized (gains)/losses on derivatives designated as hedging instruments	$(2,072)	$4,787	Cost of revenues and Operating expenses:
	(85)	206	Cost of revenues
	(161)	472	General and administrative
	(163)	384	Sales and marketing
	(1,663)	3,725	Research and development
Realized losses on available-for-sale securities	(54)	16	Interest and other, net
Total reclassifications for the period	$(2,126)	$4,803	Total

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES:
The components of income (loss) before taxes on income are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
United States	$36,683	$19,526	$(21,528)
Foreign	187,246	92,685	(375)
Income (loss) before taxes on income	$223,929	$112,211	$(21,903)

The components of the provision for (benefit from) income taxes are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Current:
U.S. federal	$4,009	$1,306	$(617)
State and local	571	512	632
Foreign	3,609	4,648	(261)
Total current	8,189	6,466	(246)
Deferred:
U.S. federal	5,187	(17,487)	—
State and local	613	(12,283)	—
Foreign	4,845	1,257	(2,232)
Total deferred	10,645	(28,513)	(2,232)
Provision for (benefit from) taxes on income	$18,834	$(22,047)	$(2,478)

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2019 and 2018, significant deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss and credit carryforwards	$28,936	$42,345
Share-based compensation	10,559	7,241
Lease liabilities	7,315	—
Reserves and accruals	2,768	6,620
Other	4,030	7,069
Gross deferred tax assets	53,608	63,275
Valuation allowance	(5,971)	(8,152)
Total deferred tax assets	47,637	55,123
Right of use assets	(6,630)	—
Intangible assets	(4,021)	(4,463)
Others	(480)	—
Total deferred tax liabilities	(11,131)	(4,463)
Net deferred tax assets	$36,506	$50,660

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. As of each reporting date, management considers new evidence, both positive and negative, that could impact management’s view with regards to the future realization of deferred tax assets for each jurisdiction. During the year ended December 31, 2018, the Company released $32.1 million of valuation allowance against the deferred tax assets primarily related to NOL carryforwards and tax credit carryforwards related to its U.S. subsidiaries. After the discontinuation of the Company’s 1550nm silicon photonics development activities in the first quarter of fiscal 2018, the Company expects its U.S. subsidiaries will have sufficient taxable income in the future to utilize the deferred tax assets before they expire. The Company continued to provide a valuation allowance against the deferred tax assets related to capital loss carryforwards on the consolidated balance sheet as of December 31, 2019 due to uncertainty concerning realization of these deferred tax assets.
At December 31, 2019, the Company had NOL carryforwards of approximately $138.4 million in Israel, $56.5 million in the U.S. for federal tax purposes, $46.2 million in the U.S. for state tax purposes and $5.7 million in Denmark. The U.S. NOL carryforwards for federal tax purposes will expire from 2024 to 2037, and the U.S. NOL carryforwards for state tax purposes will expire from 2020 to 2037. The non-U.S. NOL carryforwards have no expiration date.
The Company has not provided for Israeli income and foreign withholding taxes on $40.4 million of its non-Israeli subsidiaries' undistributed earnings as of December 31, 2019. The Company currently has no plans to repatriate those funds and intends to indefinitely reinvest them in its non-Israeli operations. The amount of the unrecognized deferred tax liability for temporary differences related to investments in non-Israeli subsidiaries that were essentially permanent in duration as of December 31, 2019 was $9.3 million.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The reconciliation of the statutory federal income tax rate to the Company's effective tax rate is as follows:

	December 31,
	2019	2018	2017
Tax at statutory rate	21.0%	21.0%	35.0%
Tax at rates other than the statutory rate	(15.6)	(14.2)	(4.8)
Valuation allowance	—	(29.1)	47.3
Net change in tax reserves	2.8	4.1	8.0
Adjustment of deferred tax balances following changes in tax rates	—	—	(71.8)
Other, net	0.2	(1.4)	(2.4)
Provision for (benefit from) taxes on income	8.4%	(19.6)%	11.3%

The Company's operations in Israel were granted "Approved Enterprise" status by the Investment Center in the Israeli Ministry of Economy and Industry (formerly, the Ministry of Industry Trade and Labor) and "Beneficiary Enterprise" status from the Israeli Income Tax Authority, which makes the Company eligible for tax benefits under the Encouragement Law. Under the terms of the Approved and Beneficiary Enterprise programs, income that is attributable to the Company's operations in Yokneam, Israel, is exempt from income tax commencing fiscal year 2011 through 2021. Income that is attributable to the Company's operations in Tel Aviv, Israel is subject to a reduced income tax rate (generally between 10% and the current corporate tax rate, depending on the percentage of foreign investment in the Company) commencing fiscal year 2013 through 2021. The tax holiday has resulted in a cash tax savings of approximately $53.7 million, $27.9 million and $11.6 million in 2019, 2018, and 2017, respectively, increasing diluted earnings per share by approximately $0.95, $0.49 and $0.23 in the years ended December 31, 2019, 2018, and 2017, respectively.
The following summarizes the activity related to the Company's unrecognized tax benefits:

	December 31,
	2019	2018	2017
	(in thousands)
Gross unrecognized tax benefits, beginning of the period	$46,541	$45,154	$41,460
Increases in tax positions for prior years	2,789	1,377	3,655
Decreases in tax positions for prior years	—	(1,860)	—
Increases in tax positions for current year	11,784	5,516	8,090
Increases in tax positions acquired or assumed in a business combination	—	—	—
Decreases due to lapses of statutes of limitations	(5,642)	(3,646)	(8,051)
Gross unrecognized tax benefits, end of the period	$55,472	$46,541	$45,154

As of December 31, 2019, 2018 and 2017, the total amount of gross unrecognized tax benefits was $55.5 million, $46.5 million, and $45.2 million, respectively. Of these amounts as of December 31, 2019, 2018 and 2017, $28.6 million, $25.7 million, and $24.6 million, respectively, would reduce our income tax expense and effective tax rate, if recognized.
It is the Company's policy to classify accrued interest and penalties as part of the accrued unrecognized tax benefits liability and record the expense in the provision for income taxes. As of December 31, 2019, 2018 and 2017, the amount of accrued interest and penalties related to unrecognized tax benefits totaled $2.5 million, $2.6 million, and $2.9 million, respectively, which is not included in the table above. For unrecognized tax benefits that existed at December 31, 2019, the Company does not anticipate any significant changes within the next twelve months.
On December 29, 2016, the Israeli government amended the Encouragement Law and legislated a new tax regime - "Preferred Technological Enterprise" regime, under which a company that complies with the terms may be entitled to certain tax benefits. On June 14, 2017, the Israeli government legislated new regulations, stipulating the calculation method of the tax benefits under the Preferred Technological Enterprise regime. The Company expects that its operation in Israel will comply with the terms of the

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Preferred Technological Enterprise regime. Therefore, the Company may utilize the tax benefits under this regime after the end of the benefit period of its Approved and Beneficiary Enterprise statuses (i.e., prior to fiscal year 2022, based on the Company’s decision, and for fiscal year 2022 and onwards). Under the new legislation, the majority of the Company’s income from its operations in Yokneam, Israel, will be subject to a corporate rate of 7.5%, while the majority of the income from its operations in Tel-Aviv, Israel, will be subject to a corporate rate of 12%. As a result of the lower tax rates mentioned above, the Company recorded a decrease of approximately $0.2 million in deferred tax assets and a corresponding increase in tax expense during the second quarter of 2017.
As a multinational corporation, the Company conducts business in many countries and is subject to taxation in many jurisdictions. The taxation of the Company's business is subject to the application of multiple and sometimes conflicting tax laws and regulations as well as multinational tax conventions. The application of tax laws and regulations is subject to legal and factual interpretation, judgment and uncertainty. Tax laws themselves are subject to change as a result of changes in fiscal policy, changes in legislation and the evolution of regulations and court rulings. Consequently, taxing authorities may impose tax assessments or judgments against the Company that could materially impact its tax liability and/or its effective income tax rate. As of December 31, 2019, the 2015 through 2018 tax years are open and may be subject to potential examinations in the U.S. The Company has net operating losses in the U.S. from prior tax periods beginning in 2003 which may be subject to examination upon utilization in future tax periods. As of December 31, 2019, the 2014 through 2018 tax years are open and may be subject to potential examinations in Denmark, and the 2015 through 2018 tax years are open and may be subject to potential examinations in Israel. As of December 31, 2019, the income tax returns of the Company and one of its subsidiaries in Israel are under examination by the Israeli Tax Authority for certain years from 2015 to 2018.

NOTE 13—GEOGRAPHIC INFORMATION:
The Company operates in one reportable segment, the development, manufacturing, marketing and sales of interconnect products. The Company's chief operating decision maker is the chief executive officer. Since the Company operates in one segment, all financial segment information can be found in the accompanying Consolidated Financial Statements.
Revenues by geographic region are as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
United States	$515,292	$402,840	$327,528
China	372,041	258,451	172,405
Europe	169,594	174,892	176,937
Other Americas	123,956	128,077	92,449
Other Asia	149,693	124,483	94,574
Total revenue	$1,330,576	$1,088,743	$863,893

Revenues are attributed to countries based on the geographic location of the customers. Intercompany sales between geographic areas have been eliminated.

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment, net by geographic location are as follows:

	December 31,
	2019	2018
	(in thousands)
Israel	$109,375	$99,589
United States	1,815	3,495
Other	2,378	2,250
Total property and equipment, net	$113,568	$105,334

Property and equipment, net is attributed to the geographic location in which it is located.

NOTE 14—INTEREST AND OTHER, NET:
Interest and other, net, is summarized in the following table:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest expense	$(149)	$(2,185)	$(7,937)
Interest income and gains on short-term investments, net	15,588	5,629	3,748
Foreign exchange loss, net	(7,070)	(1,256)	(596)
Gain on investments in privately-held companies	9,569	—	—
Impairment of investments in privately-held companies	(1,755)	(1,494)	—
Other	(174)	(557)	(37)
Interest and other, net	$16,009	$137	$(4,822)

NOTE 15—LEASES:
On January 1, 2019, the Company adopted Topic 842 and elected the available transition-related practical expedient to recognize the cumulative effect of initially adopting Topic 842 as an adjustment to the opening balance sheet in the period of adoption. In addition, the Company elected to not reassess whether contracts are or contain leases, lease classification, or initial direct costs for existing leases as of January 1, 2019. The Company also elected other available practical expedients for existing leases at adoption and new leases post-adoption, and will not record leases with an initial term of 12 months or less on the balance sheet and will not separate lease components from non-lease components. Only the minimum lease payments in accordance with Topic 840 were included in the calculation of the ROU and liability for existing leases as of January 1, 2019. The consolidated balance sheets and results of operations for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 840.
The Company's leases include office buildings for its facilities worldwide and car leases in Israel, which are all classified as operating leases. Certain lease agreements include rental payments that are adjusted periodically for the consumer price index ("CPI"). The ROU and lease liability were calculated using the CPI as of the adoption date and will not be subsequently adjusted. Certain leases include renewal options that are under the Company's sole discretion. The renewal options were included in the ROU and liability calculation if it was reasonably assured that the Company will exercise the option.
The cumulative effect of the changes made to the consolidated balance sheet as of January 1, 2019 for the adoption of Topic 842 were as follows:

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2018	Adjustments	January 1, 2019
	(in thousands)
Deferred taxes and other long-term assets	$118,182	$69,102	$187,284
Accrued liabilities	$121,878	$16,618	$138,496
Other long-term liabilities	$54,113	$52,484	$106,597

The components of lease expense and supplemental cash flow information related to leases for the year ended December 31, 2019 were as follows:

Year ended December 31, 2019
(in thousands)
Components of lease expense:
Operating lease cost	$23,163
Supplemental cash flow information:
Cash paid for amounts included in the measurement of lease liabilities	$20,856
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$22,403

For the year ended December 31, 2019, the weighted average remaining lease term is 6.8 years, and the weighted average discount rate is 3.01 percent. The discount rate was determined based on the estimated collateralized borrowing rate of the Company, adjusted to the specific lease term and location of each lease.
Maturities of lease liabilities as of December 31, 2019 were as follows:

(in thousands)
2020	$20,288
2021	16,840
2022	9,832
2023	9,034
2024	8,777
Thereafter	23,645
Total (1)	88,416
Less: Imputed interest	(7,662)
Lease liability	$80,754
(1) Future lease payments have not been reduced by minimum sublease rental income of $3.6 million owed to the Company in the future under noncancelable subleases.
The lease liabilities as of December 31, 2019 do not include the obligations under a lease agreement related to an office being built in Tel Aviv, Israel. The Company is not involved in the construction and will not be exposed to any risks during the construction period. The lease term expires 10 years after the expected lease inception. In addition, the lease contains a renewal option, which the Company determined is not reasonably assured to be exercised. As of December 31, 2019, the estimated total future lease obligation was approximately $31.8 million.

NOTE 16—RESTRUCTURING AND IMPAIRMENT CHARGES:
While performing the review for impairment for the fourth quarter of 2017, the Company noted an impairment indicator associated with the potential sale or discontinuation of the 1550nm silicon photonics line of business. As a result, the Company recorded $12.0 million of impairment charges for the year ended December 31, 2017, of which $7.7 million was related to property and equipment and $4.3 million was related to intangible assets.
The impairment charges were calculated based on the differences between the net book values of the related assets and their estimated fair values. The Company primarily used the market approach to determine the estimated fair values of the property and equipment. Under this approach we considered various factors, including secondary market comparables, replacement costs, age

MELLANOX TECHNOLOGIES, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the year ended December 31, 2019, the Company recorded impairment charges and a net loss on disposal of assets of $1.5 million. The Company does not expect any significant restructuring charges in the future.

NOTE 17—RELATED PARTY TRANSACTIONS:
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
During the year ended December 31, 2019, Starboard sold all its holdings in the Company, and is no longer a related party.

SCHEDULE II—CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
MELLANOX TECHNOLOGIES, LTD.

Description:	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions	Balance at End of Year
	(in thousands)
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts	$500	$—	$(60)	$440
Income tax valuation allowance	8,152	—	(2,181)	5,971
Total	$8,652	$—	$(2,241)	$6,411
Year ended December 31, 2018
Deducted from asset accounts:
Allowance for doubtful accounts	$632	$—	$(132)	$500
Income tax valuation allowance	42,241	—	(34,089)	8,152
Total	$42,873	$—	$(34,221)	$8,652
Year ended December 31, 2017
Deducted from asset accounts:
Allowance for doubtful accounts	$632	$—	$—	$632
Income tax valuation allowance	55,827	—	(13,586)	42,241
Total	$56,459	$—	$(13,586)	$42,873

ITEM 16—FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2020.

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

Signature	Title	Date

/s/ EYAL WALDMAN	Chief Executive Officer and Director (principal executive officer)	February 20, 2020
Eyal Waldman

/s/ DOUG AHRENS	Chief Financial Officer (principal financial and accounting officer) and Authorized Representative in the United States	February 20, 2020
Doug Ahrens

/s/ GLENDA DORCHAK	Director	February 20, 2020
Glenda Dorchak

/s/ IRWIN FEDERMAN	Director	February 20, 2020
Irwin Federman

/s/ AMAL JOHNSON	Director	February 20, 2020
Amal Johnson

/s/ JACK LAZAR	Director	February 20, 2020
Jack Lazar

/s/ JON OLSON	Director	February 20, 2020
Jon Olson

/s/ UMESH PADVAL	Director	February 20, 2020
Umesh Padval

/s/ DAVID PERLMUTTER	Director	February 20, 2020
David Perlmutter

/s/ STEVE SANGHI	Director	February 20, 2020
Steve Sanghi

/s/ GREG WATERS	Director	February 20, 2020
Greg Waters