Form 10-K/A
period 2019-12-31
Mellanox Technologies, Ltd.
filed 2020-04-23
CIK 1356104

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
☒
    No
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule
 12b-2
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
    Yes
☐
    No
☒
The aggregate market value of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, held by non-affiliates
of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.1 billion (based on the closing sales price of the registrant’s ordinary shares on that date). Ordinary shares held by each director and executive officer of the registrant, as well as shares held by each holder of more than 10% of the ordinary shares known to the registrant, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.
The total number of shares outstanding of the registrant’s ordinary shares, nominal value NIS 0.0175 per share, as of March 31, 2020, was 56,235,157.

EXPLANATORY NOTE
Mellanox Technologies, Ltd. (“
Mellanox
,” the “
Company
,” “
we
,” “
us
” or “
our
”) filed its Annual Report on Form
 10-K
 for the fiscal year ended December 31, 2019 (“
Form 10-K
”) with the U.S. Securities and Exchange Commission (the “
SEC
”) on February 20, 2020. The Company is filing this Amendment No. 1 to the Form
 10-K,
 or “
Form 10-K/A
,” solely for the purpose of including the Part III information. This Form
 10-K/A
 hereby amends and restates in their entirety Items 10 through 14 of Part III of the Form
 10-K.
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

MELLANOX TECHNOLOGIES, LTD.

PART III
ITEM 10—
DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors of the Registrant
The names of each member of our board of directors (our “
Board
”), the year in which each director was first elected to the board, the age of each director as of March 31, 2020 and the principal occupation of each director are as follows:

Name	Year Director First Elected	Age	Principal Occupation
Irwin Federman	1999	84	Chairman of the Board of Directors, Mellanox Technologies, Ltd.; Senior Advisor, U.S. Venture Partners

Eyal Waldman	1999	59	President and Chief Executive Officer, Mellanox Technologies, Ltd.

Glenda Dorchak	2009	65	Advisor to and board member of technology companies

Amal M. Johnson	2006	67	Advisor to and board member of technology companies

Jack Lazar	2018	54	Advisor to and board member of technology companies

Jon A. Olson	2018	66	Advisor to and board member of technology companies

Umesh Padval	2018	62	Partner, Thomvest Ventures

David Perlmutter	2014	66	Advisor to and board member of technology companies

Steve Sanghi	2018	64	President, Chief Executive Officer and Chairman of the Board of Directors of Microchip Technology Incorporated

Gregory Waters	2018	59	Former President, Chief Executive Officer and member of the Board of Directors of Integrated Device Technology, Inc.

Irwin Federman
has served as a member of our Board since June 1999 and as chairman of our Board since June 2013. Mr. Federman has served as our lead independent director since March 2010. Mr. Federman was a general partner of U.S. Venture Partners (“
USVP
”), a venture capital firm, from April 1990 to October 2015. He is now a Senior Advisor to USVP. Mr. Federman was an independent director of ChaSerg Technology Acquisition Corp. from October 2018 to March 2020. Mr. Federman was president and chief executive officer (“
CEO
”) of Monolithic Memories, Inc., a semiconductor company, from 1978 to 1987. Mr. Federman serves on the board of directors of Check Point Software Technologies Ltd., a security software company, and a number of private companies and charitable trusts. Mr. Federman previously served on the board of directors of Intermolecular, Inc., a materials analysis and discovery company, and SanDisk Corporation. Mr. Federman holds a Bachelor of Science in Economics from Brooklyn College and was awarded an Honorary Doctorate of Engineering from Santa Clara University. Mr. Federman has received Lifetime Achievement awards from the International Business Forum, Silicon Valley Bank and Deloitte and Touche. Mr. Federman is located in the United States.
Mr. Federman’s intimate knowledge of the business, financial and operational aspects of technology companies in all stages of development over the past forty plus years uniquely qualifies him to serve as chairman of our Board and, in that capacity as a non-executive
director, to serve as our lead independent director.
Eyal Waldman
is a
co-founder
of Mellanox and has served as our president and CEO and as a member of our Board since March 1999. From March 1999 until June 2013, Mr. Waldman served as the chairman of our Board. From March 1993 to February 1999, Mr. Waldman served as vice president of engineering and was a co-founder
of Galileo Technology, Ltd., a semiconductor company, which was acquired by Marvell Technology Group, Ltd. in January 2001. From August 1989 to March 1993, Mr. Waldman held a number of design and architecture related positions at Intel Corporation (“
Intel
”), a manufacturer of computer, networking and communications products. Mr. Waldman also serves and previously served on the boards of directors of a number of private companies. Mr. Waldman holds a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Technion—Israel Institute of Technology (“
Technion
”). In June 2016, Mr. Waldman was awarded an Honorary Doctorate by Technion. Mr. Waldman is located in Israel.
Mr. Waldman’s qualifications to serve on our Board include his decades-long experience in the semiconductor industry, his role as a co-founder
of Mellanox,
twenty-one
years of service as our president and CEO, service as chairman of our Board between March 1999 and June 2013, and his design, engineering and architecture expertise. Our Board particularly values Mr. Waldman’s extensive experience in the semiconductor industry and as our CEO, which gives him unique insights into the Company’s challenges, opportunities and operations.
Glenda Dorchak
has served as a member of our Board since July 2009 and is a member of our nominating and corporate governance committee. Ms. Dorchak has served as a director of Ansys, Inc., a pervasive engineering simulation software provider, since July 2018, Viavi Solutions, Inc., a network test, measurement and assurance technology company, since November 2019 and Cree, Inc., a semiconductor and LED lighting manufacturer, since January 2020. Ms. Dorchak has also served as a director of Global Foundries, a privately owned semiconductor manufacturer, since June 2019. She previously served as a director of Quantenna Communications, Inc. from June 2018 to June 2019 and Energy Focus, Inc. from July 2015 to February 2019. Ms. Dorchak was executive vice president and general manager of Global Business for Spansion, Inc., a Sunnyvale, California based flash memory provider, from April 2012 to June 2013. From January 2009 until September 2010, when it was acquired by Red Bend Software, Ms. Dorchak was the CEO and vice chairman of VirtualLogix, Inc., a Sunnyvale, California based provider of virtualization software for wireless and embedded devices. Prior to VirtualLogix, Inc., she served as chairman and CEO of Intrinsyc Software International, Inc., a product development company of hardware, software, engineering and production services, from August 2006 to November 2008 where she had also served as an independent director from September 2003 to December 2004. Ms. Dorchak was an executive at Intel from 2001 to 2006, including serving as vice president and chief operating officer of Intel’s Communications Group; vice president and general manager of Intel’s Consumer Electronics Group; and vice president and general manager of the Broadband Products Group. Prior to her tenure at Intel, she served as chairman and CEO of Value America, Inc., an online retailer, from September 1999 to November 2000 and president from September 1998 to August 1999. From 1974 to 1998, Ms. Dorchak worked for IBM Corporation (“
IBM
”), a global technology and consulting corporation, both in Canada and later in Raleigh, North Carolina, where she held executive positions with the IBM’s Personal Systems Group, including directorships with the Ambra Systems Group and IBM PC North America. Ms. Dorchak is located in the United States.
Ms. Dorchak’s qualifications to serve on our Board include her executive and director experience in the software and technology industries. Our Board particularly values Ms. Dorchak’s deep knowledge, experience and understanding of global markets gained from over 30 years in the technology industry.
Amal M. Johnson
has served as a member of our Board since October 2006 and is a member of our compensation committee. Ms. Johnson is the former executive chairperson of the board of directors of
Author-it
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
Jack Lazar
has served as a member of our Board since June 2018 and serves on our compensation committee and our audit committee. He is currently an independent business consultant and has served on the board of directors of Box, Inc. since March 2020, Casper Sleep Inc. since April 2019, where he currently serves as the chair of the compensation committee, Resideo Technologies, Inc. since October 2018, where he currently serves as the chair of the audit committee, and Silicon Laboratories, Inc., where he currently serves as the chair of the audit committee, since April 2013. Mr. Lazar also served on the board of directors of Quantenna Communications, Inc. from July 2016 to June 2019 and TubeMogul, Inc., an enterprise software company for digital branding, from October 2013 to December 2016 when it was acquired by Adobe Systems Incorporated. From January 2014 until March 2016, he served as chief financial officer and principal financial and accounting officer at GoPro, Inc., a provider of wearable and mountable capture devices, where he completed its 2014 IPO. From January 2013 to January 2014, he served as an independent business consultant. From May 2011 to January 2013, Mr. Lazar was senior vice president, corporate development and general manager at Qualcomm Atheros, a developer of communications semiconductor solutions. Mr. Lazar served in a variety of positions at Atheros Communications, Inc. from September 2003 until it was acquired by Qualcomm in May 2011. Most recently, he served as Atheros’ chief financial officer and senior vice president of corporate development. During his tenure at Atheros, the company completed its IPO. Mr. Lazar is a certified public accountant and holds a B.S. in commerce with an emphasis in accounting from Santa Clara University. Mr. Lazar is located in the United States.
Mr. Lazar’s qualifications to serve on our Board include his strong financial, technological and operational expertise gained from his experience as a technology company executive and consultant.
Jon A. Olson
has served as a member of our Board since June 2018 and chairs our audit committee. Mr. Olson also served as an advisor to HomeUnion, Inc. (“
HomeUnion
”), a leading online investment management platform dedicated to the residential real estate market, from August 2016 to December 2019. Mr. Olson previously served as the chief financial officer of Xilinx, Inc., a leading provider of programmable semiconductor platforms (“
Xilinx
”), from June 2005 until his retirement in May 2016. While serving as chief financial officer, he also held a variety of other senior management positions at Xilinx, including most recently as executive vice president from May 2014 to July 2016 and prior to that, as senior vice president of finance from August 2006 to May 2014 and vice president of finance from June 2005 to August 2006. Prior to joining Xilinx, Mr. Olson spent more than 25 years at Intel, serving in a variety of positions from 1979 to 2005, including as vice president of finance and enterprise services, and director of finance. Mr. Olson also previously served as a member of the board of directors of InvenSense, Inc., a leading provider of MEMS sensor platforms, from October 2011 until it was acquired by TDK Corporation in May 2017. Mr. Olson holds a B.S. in Accounting from Indiana University Bloomington and an M.B.A. in Finance from Santa Clara University. Mr. Olson is located in the United States.
Mr. Olson’s qualifications to serve on our Board include his more than 30 years of experience in senior roles of financial responsibility in the semiconductor industry, including as chief financial officer of Xilinx, together with his track record of growing profitable businesses and his experience at various semiconductor and technology companies.
Umesh Padval
has served as a member of our Board since February 2018 and chairs our compensation committee. He has also served as a venture partner at Thomvest Ventures since 2016. Previously, Mr. Padval served as a partner at Bessemer Ventures Partners from 2007 to 2016 and as vice president of LSI Corporation from 2001 to 2007. From 1998 to 2001, Mr. Padval served as President and then CEO of
C-Cube
Microsystems, Inc. (“
C-Cube
”) from 1993 to 1998, Mr. Padval served as vice president and general manager at VLSI Technology, Inc (“
VLSI
”). From 1987 to 1993, Mr. Padval held various management positions at VLSI related to marketing and sales. Prior to joining VLSI, Mr. Padval served in various engineering and product marketing roles at Advanced Micro Devices, Inc. from 1984 to 1987. Mr. Padval previously served on the board of directors of Integrated Device Technology, Inc., Silicon Image, Inc., Monolithic Power Systems, Inc., Elantec Semiconductor, Inc.,
C-Cube
and Entropic Communications, Inc. Mr. Padval holds Master of Science degrees from Stanford University and Pennsylvania State University and a Bachelors of Technology from Indian Institute of Technology, Bombay. Mr. Padval is located in the United States.

Mr. Padval’s qualifications to serve on our Board include his over 30 years of senior leadership experience in the semiconductor industry. Our Board particularly values Mr. Padval’s strong engineering, marketing and operating expertise based on extensive public and private company board experience.
David Perlmutter
has served as a member of our Board since May 2014 and serves on our audit committee. From March 2016 to June 2018, Mr. Perlmutter served as a managing general partner of Eucalyptus Growth Capital, focusing on investing in Israeli Hi Tech growth start-ups.
Mr. Perlmutter previously served, since 2009 and until February 2014, as an executive vice president, general manager of Intel’s Architecture Group and chief product officer of Intel. During this period, Mr. Perlmutter was responsible for the business and development of Intel’s platform solutions for all computing and communication segments including datacenters, desktops, laptops, handhelds, embedded devices, and computer electronics. Prior to that period, Mr. Perlmutter served at Intel for 29 years, during which he held various management positions and was instrumental in developing several major products at Intel. Since April 2014, Mr. Perlmutter has served as a board member of several private technology companies, including Screenovate Technologies Ltd., a smartphone display duplication company, OptimaPlus Ltd., a security and investigations company, Weebit Nano LTD, a computer memory technology company, and Teramount Ltd., a silicon photonics company. He also currently chairs two nonprofit organizations, The Israel Innovation Institute, and Tsofen, an organization focused on increasing access of Arab Israeli citizens to hi-tech
jobs, and has been a member of the Board of Governors of Technion since January 2005. Mr. Perlmutter holds patents on branch target buffers and multiprocessing cache coherency protocols. In addition, he received an award for innovation in industrial development from the Israeli president in 1987 for the development of the i387 math coprocessor and was elected as a Fellow of the Institute of Electronics and Electrical Engineers in 2008 for his contributions to the mobile computer industry. Mr. Perlmutter received the Technion Alumni Medal from Technion in 2018. Mr. Perlmutter graduated from the Technion, with a B.Sc. in Electrical Engineering. Mr. Perlmutter is located in Israel.
Mr. Perlmutter’s qualifications to serve on our Board include his executive experience in the software and technology industries. Our Board particularly values the significant knowledge he has acquired from executive leadership roles at Intel.
Steve Sanghi
has served as a member of our Board since February 2018 and chairs our nominating and corporate governance committee. He has also served as the President of Microchip Technology Inc. (“
Microchip
”) since August 1990, the CEO of Microchip since October 1991 and the chairman of the board of directors of Microchip since October 1993. Prior to joining Microchip, Mr. Sanghi served as vice president of operations at Waferscale Integration, Inc., a semiconductor company, from 1988 to 1990. Mr. Sanghi served at Intel Corporation from 1978 to 1988, where he held various positions in management and engineering, including serving as general manager of programmable memory operations. Mr. Sanghi previously served on the boards of directors of Myomo, Inc. from 2016 to 2019, Hittite Microwave Corporation from 2013 until its sale in 2014 and Xyratex, Ltd. from 2004 until its sale in 2014. Mr. Sanghi was also a member of the board of directors of FIRST
®
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

Gregory Waters
has served as a member of our Board since June 2018 and serves on our nominating and corporate governance committee. Mr. Waters has served on the board of directors of Sierra Wireless, Inc. since March 2020. Mr. Waters served as the president and CEO and a member of the board of directors of Integrated Device Technology, Inc., a company that designs, manufactures, and markets low-power,
high-performance analog mixed-signal semiconductor solutions for the advanced communications, computing, and consumer industries, from January 2014 until its sale to Renesas Electronics Corporation in March 2019. Prior to that, he served as executive vice president and general manager of front-end
solutions at Skyworks Solutions, Inc., a manufacturer of semiconductors for use in radio frequency and mobile communications systems (“
Skyworks
”), from 2003 to December 2012, where he led the company’s wireless businesses to a decisive industry leadership position. Before Skyworks, Mr. Waters served as senior vice president of strategy and business development at Agere Systems Inc., an integrated circuit components company (“
Agere
”), where his responsibilities included M&A and IP licensing and where he played a key role in the company’s IPO. Mr. Waters joined Agere in 1998, having served in various other capacities, including as vice president of the wireless communications business and vice president of the broadband communications business. Mr. Waters began his career at Texas Instruments Inc., a technology company that designs and manufactures semiconductors and various integrated circuits, and served in a variety of management positions in sales, customer design centers, and product line management. Mr. Waters has a B.S. in Engineering from the University of Vermont and an M.S. in Computer Science from Northeastern University, with a specialization in Artificial Intelligence.
Mr. Water’s qualifications to serve on our Board include his technological expertise and extensive senior management experience in the semiconductor industry, including as the CEO, president and a director at Integrated Device Technology, Inc.
Information about our Executive Officers
Set forth below is certain information regarding each of our executive officers as of March 31, 2020.

Name	Age	Position(s)
Eyal Waldman	59	President and Chief Executive Officer

Doug Ahrens	53	Chief Financial Officer

Michael Kagan	62	Chief Technology Officer

Marc Sultzbaugh	56	Sr. Vice President of Worldwide Sales

Amir Prescher	51	Sr. Vice President of End-User Sales & Business Development

Eyal Waldman
is a
co-founder
of Mellanox, and has served as our president and CEO and as a member of our Board since March 1999. From March 1999 until June 2013, Mr. Waldman served as the chairman of our Board. From March 1993 to February 1999, Mr. Waldman served as vice president of engineering and was a co-founder
of Galileo Technology, Ltd., a semiconductor company, which was acquired by Marvell Technology Group, Ltd. in January 2001. From August 1989 to March 1993, Mr. Waldman held a number of design and architecture related positions at Intel, a manufacturer of computer, networking and communications products. Mr. Waldman also serves and previously served on the boards of directors of a number of private companies. Mr. Waldman holds a Bachelor of Science in Electrical Engineering and a Master of Science in Electrical Engineering from the Technion. In June 2016, Mr. Waldman was awarded an Honorary Doctorate by Technion. Mr. Waldman is located in Israel.
Doug Ahrens
has served as our chief financial officer since January 2019. Mr. Ahrens has over 20 years of operational and strategic finance experience from multinational companies. Previously, from September 2015 to December 2018, Mr. Ahrens served as chief financial officer of GlobalLogic Inc., a private software engineering firm. From October 2013 to September 2015, Mr. Ahrens served as chief financial officer of Applied Micro Circuits Corporation, a then-publicly traded fabless semiconductor manufacturer. Prior to October 2013, Mr. Ahrens held various finance roles at Maxim Integrated Products, Inc. and Intel. Mr. Ahrens holds a Bachelor of Science in Mechanical Engineering from the University of California, San Diego and a Masters of Business Administration from Harvard Business School. Mr. Ahrens is located in the United States.

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
Marc Sultzbaugh
has served as our senior vice president of worldwide sales since December 2012. Previously, Mr. Sultzbaugh served as vice president of worldwide sales from April 2007 until December 2012. Mr. Sultzbaugh joined Mellanox in 2001 as director of high performance computing and director of central area sales and was later promoted to senior director of sales in October 2005. Prior to joining Mellanox, he held various executive sales and marketing positions with Brooktree Semiconductor, a semiconductor company. From 1985 to 1989, Mr. Sultzbaugh was an engineer at AT&T Microelectronics, a microchip and fiber-optic component manufacturing company. He holds a Bachelor of Science degree in Electrical Engineering from The University of Missouri-Rolla and a Masters of Business Administration from The University of California, Irvine. Mr. Sultzbaugh is located in the United States.
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
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC and The Nasdaq Stock Market (“
Nasdaq
”). On April 3, 2019, a Form 4 was filed late for Mr. Ahrens regarding a single transaction that occurred on February 1, 2019.
Other than as discussed above, based solely on a review of copies of such forms with the SEC with respect to the fiscal year 2019, we believe that all directors, executive officers and persons who own more than 10% of our ordinary shares have complied with the reporting requirements of Section 16(a).
Audit Committee
Our Board has a standing audit committee, the members of which are Jon A. Olson, chair, Jack Lazar and David Perlmutter. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that each of the members of our audit committee is independent within the meaning of the independent director standards of Nasdaq and the SEC. Our Board has also determined that Messrs. Lazar and Olson are audit committee financial experts as defined by the SEC rules and have the requisite financial sophistication as defined by Nasdaq rules and regulations.
Code of Business Conduct and Ethics
We are committed to maintaining the highest standards of business conduct and ethics. Our Code of Business Conduct and Ethics reflects our values and the business practices and principles of behavior that support this commitment. The code applies to all of our officers, directors and employees and satisfies SEC rules for a “code of ethics” required by Section 406 of the Sarbanes-Oxley Act of 2002, as well as the Nasdaq listing standards requirement for a “code of conduct.” The code is available on our website at www.mellanox.com under “Company—Investor Relations—Corporate Governance.” We will post any amendment to the code, as well as any waivers that are required to be disclosed by the rules of the SEC or Nasdaq, on our website.

ITEM 11—
EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
We invest our resources to grow our business in a manner that we believe will increase shareholder value. To further this objective, our compensation committee oversees our compensation program to support and reward the achievement of our financial goals and to promote the attainment of other key business objectives. In order to conduct our business effectively, we must attract, motivate and retain highly qualified employees. Our compensation philosophy is outlined in our Compensation Philosophy statement, last approved by shareholders in July 2019 (and required, under the Companies Law, to be approved every three years unless materially modified in the interim). Following the principles of our Compensation Philosophy, our compensation program, is fundamentally designed to reward high performance and innovation, to promote accountability and to ensure that executive interests are aligned with the interests of our shareholders.
In this Compensation Discussion and Analysis section, we discuss the material elements of our compensation programs and policies, including program objectives and reasons for payment of each element of our executives’ compensation. Following this discussion, you will find a series of tables containing more specific details about the compensation earned by, or awarded to, our named executive officers. This discussion focuses principally on compensation and practices relating to the named executive officers for 2019.
Our named executive officers for 2019 were: Eyal Waldman, president and CEO; Doug Ahrens, chief financial officer; Amir Prescher, senior vice president, end-use
sales and business development; Michael Kagan, chief technology officer; and Marc Sultzbaugh, senior vice president of worldwide sales. Mr. Ahrens was appointed our chief financial officer effective January 2, 2019.
Executive Summary—2019 Performance and Link to Pay Decisions
Company Financial Performance.
•	Our revenue for 2019 was $1,330.6 million, an increase of 22 percent from revenue in 2018 of $1,088.7 million and a new record high for the Company.

•	GAAP net income in 2019 was $205.1 million, or $3.62 per diluted share, compared to net income of $134.3 million, or $2.46 per diluted share, in 2018.

•	Non-GAAP* net income in 2019 was $393.5 million, or $7.13 per diluted share, compared to a net income of $266.5 million, or $5.01 per diluted share, in 2018.

•	We generated cash from operating activities of $424.8 million for 2019, compared to $264.9 million in 2018.

*	Please see “Reconciliation of GAAP Net Income to Non-GAAP Net Income” on page 19 of this Form 10-K/A for a reconciliation of GAAP net income to non-GAAP net income.

Base Salaries.
For 2019, the base salaries of our named executive officers continuing from 2018 were increased between
0-10.6%
over their 2018 levels based on consideration of a competitive market assessment, any increase in role and responsibilities, and the Company’s overall performance during 2018.

Cash Bonuses Reflected 2019 Company Performance.
As in prior years, approximately ten percent of the Company’s earnings, measured on the basis of our non-GAAP
operating income, funded the Company’s annual bonus pool for all eligible employees, including the named executive officers, in accordance with the criteria set forth in our Compensation Philosophy. For 2019, the total profit sharing pool was $42.7 million, representing approximately 10% of our non-GAAP
operating income, which was $427.0 million, excluding our bonus pool. Bonus awards for our named executive officers are generally based on Company performance and/or individual achievement and require the approval of both the compensation committee and the Board. In addition to such approvals, bonus awards for our CEO require the approval of our shareholders. In June 2019, our shareholders approved the terms of our CEO’s 2019 cash incentive award based on the Company’s achievement of pre-established
revenue and
non-GAAP
operating income (as a percentage of revenue) targets. In January 2020, the Board and compensation committee determined that our CEO would receive a bonus payout of 64.8% of his annual base salary based on the Company’s achievement of the revenue and non-GAAP
operating income goals. The bonuses approved for our other named executive officers ranged between 0% and 73.3% of their base salaries based on the compensation committee’s assessment of corporate and individual performance factors.
Equity as a Key Component of Compensation.
In 2019, our compensation committee and Board granted each of our named executive officers awards of restricted share units as long-term incentives. The restricted share units are subject to vesting over four years, which encourages retention of our executives and encourages and rewards the executives for creating shareholder value over the long term. Our CEO’s annual grant of 55,696 restricted share units was made following shareholder approval at our extraordinary general meeting in June 2019.
Compensation Program Governance

	Best Practices We Employ		Practices We Avoid
✓	Executive stock ownership guidelines of 3x salary for all executive officers and holding requirements to help meet ownership guidelines	X	Incentive program designs do not encourage excessive risk taking

✓	Change in control severance requires a double trigger	X	Pledging or hedging of shares by officers and directors is not permitted

✓	Compensation committee is comprised entirely of independent directors	X	No repricing of underwater options

✓	Compensation committee engages an independent consultant	X	No excise tax gross-ups

✓	Compensation Philosophy allows the clawback of excess payments based on false and restated financial statements	X	No uncapped short-term incentive award or variable compensation

Shareholder Advisory Vote to Approve Executive Compensation
At our 2019 annual general meeting of shareholders, our shareholders voted over 97% (reflecting shares represented in person or by proxy at the meeting and entitled to vote) in favor of the non-binding
advisory vote to approve the compensation of our named executive officers. Our compensation committee reviewed the result of the shareholders’ advisory vote on executive compensation and determined not to implement significant changes to our executive compensation programs as a result of the shareholders’ advisory vote, although the compensation committee continues to evolve its practices in determining compensation to further align with shareholder interests.
Compensation Philosophy and Objectives
We generally seek to set base salaries near the market median by reference to benchmarking and/or survey data, where available, but the base salary for each individual named executive officer reflects a number of factors, including past performance, scope of responsibility, experience and qualifications. The compensation committee also uses the same criteria for determining bonus awards, with emphasis on the individual’s contributions to the prior year’s success, except for our CEO, whose bonus for 2019 was determined solely based on corporate performance pursuant to the structure approved by shareholders in 2019. Bonus awards for 2019 were based on performance during 2019 and the criteria set forth in the Compensation Philosophy.

We seek to align the interests of our executives and other employees with the interests of our shareholders by granting our executives and other employees equity awards. In 2019, our compensation committee and Board granted our named executive officers restricted share units. Our compensation committee and Board believe that restricted share units can provide value certainty, which is important for talent retention, while continuing to align the interests of our executives and other employees with the interests of our shareholders.
In accordance with our Compensation Philosophy, the maximum annual value of variable compensation components (cash bonuses and equity grants) for the office holders of the Company, in the aggregate, shall not exceed two percent (2%) of the Company’s market capitalization. The compensation approved for payment to our office holders for the year 2019 complies with this requirement.
In order to retain the focus of our named executive officers on our business in the event of a potential change in control, we are party to executive severance benefits agreements with each of our named executive officers that provide for certain payments and other severance benefits in the event their service is terminated following a change in control of our Company. We believe that these executive severance benefits agreements help attract and retain talented executives by ensuring their efforts remain focused on our shareholders’ long term interests without needing to engage in potential short-term employment planning.
We believe that the total cash compensation (including base salary and annual cash bonus awards) of our named executive officers, the incentive and retention benefit of equity awards in the form of restricted share units, and the security provided by executive severance benefits agreements, created a competitive total compensation package for our named executive officers in 2019.
Pursuant to the Companies Law, the compensation of our named executive officers and the compensation of other office holders (who are not directors) who report directly to our CEO must also be approved by our Board following the approval by our compensation committee. In accordance with the Companies Law, our CEO’s compensation must be approved by our compensation committee, Board and shareholders holding a majority of the voting power represented at the general meeting provided that (i) at least one-half
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
Our executive compensation program is administered by our compensation committee, which is comprised of three independent members. Operating under its charter, our compensation committee reviews, in consultation with the management and the Board, and evaluates the Compensation Philosophy, including the compensation plans, policies and programs of the Company. In addition, our compensation committee reviews and recommends to our Board the approval of our CEO’s compensation (including base salary, cash bonuses, equity awards, and other forms of individual compensation such as a change in control agreement). Our compensation committee also annually evaluates and approves certain elements of our other named executive officers’ compensation, including compensation of other office holders of the Company (as the term “office holder” is defined in the Companies Law and includes our named executive officers). These annual evaluations include, among others: (i) consideration of the current levels and components of compensation paid to our named executive officers and office holders, (ii) consideration of the mix of cash incentives and long-term equity awards, (iii) a review of available survey and/or peer group data for compensation paid to executives in positions comparable to those held by our named executive officers and office holders, (iv) consideration of the ratio between an office holder’s compensation and the salary paid to other employees of the Company, including without limitation, the ratios to the median and average salaries of such employees, and whether such variation has an effect on employment relationships within the Company, and (v) consideration of the education, skills, expertise, professional experience and accomplishments of the office holder, his or her role, responsibilities and previous compensation arrangement of the office holders.

Our 2019 executive compensation program has three primary components: (i) base compensation or salary, (ii) annual cash bonuses and (iii) equity awards consisting of restricted share units. Our program is designed to provide incentives and rewards for our short-term, mid-term
and long-term performance, and is structured to motivate our named executive officers to meet our strategic objectives, thereby maximizing total return to shareholders. In addition, we provide our named executive officers with benefits that are standard for the local employment market and, therefore, generally made available to all salaried employees in the geographic location where they are based. In Israel, we make contributions on behalf of most of our employees, including our named executive officers, to an education fund and also to a fund known as Managers’ Insurance, which provides a combination of retirement plan, insurance and severance pay benefits to Israeli employees, and we permit employees to participate in the Company’s automobile leasing program, under which we pay for gas, maintenance, insurance and the cost of normal wear and tear of the vehicle over the life of the lease. We make matching 401(k) plan contributions in an amount up to 4% of base salary for all employees based in the United States, including our U.S.-based named executive officers.
Recruitment and retention of our named executive officers and other executive management requires a competitive compensation package. Our compensation committee’s approach emphasizes setting the primary elements of total compensation for executives-base salary, annual cash incentive and long-term incentive awards-at
approximately the median of the market.
In making compensation decisions, our compensation committee and Board reference third-party surveys that provide compensation market data as well as compensation data of a peer group of companies.
For 2019 compensation determinations, our compensation committee and Board referred to data from an executive compensation benchmarking analysis of our peer group, as described below, and, with respect to positions in Israel, the Israel-based Zviran survey, an independent third-party survey of compensation practices by large high-tech companies in Israel. The industry data from the Zviran survey consisted of salaries and other compensation paid by companies to executives in positions comparable to those held by our named executive officers to the extent such position was represented in the survey data. The companies covered by the Zviran survey are not identified in the summary reports presented to the compensation committee.
With the assistance of Radford, an independent consultant retained by the compensation committee for purposes of evaluating our executive compensation program, in September 2018 the compensation committee approved the following peer group consisting of 16 publicly traded companies from the semiconductor industry (the “
Peer Group
”):

Arista Networks, Inc.	Infinera Corporation

Cirrus Logic Inc.	Marvell Technology Group Ltd

Cray Inc.	Monolithic Power Systems, Inc.

Cree, Inc.	Nice Ltd.

CyberArk Software Ltd.	Pure Storage, Inc.

Cypress Semiconductor Corporation	Semtech Corporation

Extreme Networks, Inc.	Silicon Laboratories Inc

Finisar Corporation	Wix.com Ltd.

For companies within the Peer Group, the median revenues for the preceding four quarters as of September 2018 were approximately $1.08 billion, and the median
30-day
average market capitalization as of September 28, 2018 was approximately $4.19 billion. The Company’s revenues for the preceding four quarters as of September 2018 were at the 47th percentile of the Peer Group and the Company’s
30-day
average market capitalization as of September 28, 2018 was at the 47th percentile of the Peer Group.

In October 2018, Radford performed an executive compensation benchmarking analysis based on the Peer Group. Radford’s analysis of the compensation of our named executive officers (other than Mr. Ahrens, who joined in 2019) as compared to the Peer Group data indicated that their total cash compensation (comprised of their 2018 salaries and 2017 performance bonuses paid in 2018) was at or below the median total cash compensation of the Peer Group and that their total annual equity awards were above the 75 th
percentile of the Peer Group, resulting in a pay mix weighted toward equity incentives, consistent with our emphasis on pay for performance. The Compensation Committee considered this benchmarking analysis in setting 2019 compensation for our named executive officers.
The Role of the Compensation Committee Consultant
. Since 2018, our compensation committee has engaged Radford (part of Aon Hewitt, a business unit of Aon PLC), an independent third party compensation consulting firm, to assist in discrete projects and report to the compensation committee, including selecting the Peer Group, gathering general industry compensation data, and conducting a benchmarking review of total compensation of certain named executive officers and members of the Board. In order to determine and confirm independence, before engaging any consultant, each consultant completes an independence questionnaire provided by the Company. In addition, each director and executive officer of the Company completes an annual questionnaire which includes questions which ask about any actual or potential conflicts or relationship between such individual and any relevant consultant.
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
Base Salary
In March 2019, our CEO finalized the 2019 compensation of each of our named executive officers reporting to him and made recommendations to our compensation committee regarding base salary adjustments and equity awards for 2019. Our compensation committee evaluated the CEO’s recommendations considering the Radford Peer Group analysis and, as applicable, the Zviran survey, any increase in role and responsibilities, and the Company’s overall performance during 2018. Our compensation committee and Board each then approved the following annual base salaries for the following named executive officers, effective April 1, 2019: for Mr. Prescher, $300,000, an increase of 10.6% over his 2018 base salary; for Mr. Kagan, $290,000, an increase of 6.9% over his 2018 base salary; and for Mr. Sultzbaugh, $400,000, reflecting the same base salary as in 2018.
Mr. Ahrens’ base salary of $430,000 was established in connection with his appointment as our Chief Financial Officer in January 2019 and was the result of arm’s length negotiations.
Following its review of our CEO’s 2018 performance and the Radford Peer Group analysis, in early 2019, our compensation committee approved a base salary increase for Mr. Waldman of 6.6% to $650,000, which was subsequently approved by our board of directors. Our compensation committee and board of directors determined the increase in base salary was appropriate given it positioned the base salary for our CEO at approximately the Peer Group median, and the increase reflected our CEO’s significant contributions to our Company in 2018. The base salary increase was approved by our shareholders at our extraordinary general meeting in June 2019 and was effective retroactive to April 1, 2019.

Annual Cash Bonus Program
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
Our compensation committee may adjust the available annual bonus pool based on its assessment of our achievement of our operating plan and company profitability. In January 2020, the Board determined that the total profit sharing pool for the fiscal year ended December 31, 2019 was $42.7 million and represented approximately 10% of our non-GAAP
operating income, which was $427.0 million, excluding this bonus expense.
In June 2019, our shareholders approved a performance-based cash incentive award structure for our CEO. For 2019, the incentive award was subject to a formula-based payout based on the Company’s achievement of a target revenue goal of $1.35 billion and a target non-GAAP
operating income (as a percentage of revenue) goal of 30% for 2019, each weighted 50%. The award was targeted at 100% of our CEO’s base salary, with a maximum payment of 200%. No amount was payable for achievement below target, and any payout was determined linearly based on the amount of achievement over target. In January 2020, the Board approved the Company’s achievement of revenue and non-GAAP
operating income (as a percentage of revenue) for 2019, resulting in a payout to our CEO of 64.8% of his annual base salary, or $421,241. The Company’s achievement of the applicable performance goals and their weighted achievement percentage are set forth in the table below.

Performance Goal	Weighting	Threshold (0% payout)	Target (100% payout)	Maximum (200% payout)	Actual Achievement	Weighted Achievement Percentage
Revenue	50%	$1.215 billion	$1.35 billion	$1.485 billion	$1.331 billion	42.8%
Non-GAAP operating income (as a percentage of revenue)*	50%	28%	30%	32%	28.9%	22.0%
Total						64.8%

*
Non-GAAP
operating income is adjusted from results based on GAAP excluding share-based compensation expense, amortization expense of acquired intangible assets, acquisition and other charges and restructuring and impairment charges.
The size of each other named executive officer’s bonus for 2019 was determined in January 2020 in the discretion of our compensation committee based upon its assessment of a number of factors, including overall company performance in 2019, each named executive officer’s individual performance in 2019 and ability to influence our Company’s performance, the relative scope of each named executive officer’s responsibilities and internal equity and the CEO’s recommendations. Pursuant to Mr. Ahrens’ employment agreement, his 2019 bonus is the greater of $100,000 or the amount he would have earned under the 2019 annual bonus program. The following bonuses were approved for our other named executive officers based on their individual contributions to our financial performance for fiscal year 2019: Mr. Ahrens was awarded $150,000, which represents approximately 34.9% of his 2019 annual base salary; Mr. Prescher was awarded $220,000, which represents approximately 73.3% of his 2019 annual base salary; and Mr. Kagan was awarded $200,000, which represents approximately 69.0% of his 2019 annual base salary. Mr. Sultzbaugh did not receive a bonus for 2019 due to his decreasing oversight role following the initiation of sales organization restructuring in December 2018.

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
Our annual awards of service-vesting restricted share units made to existing executive employees generally vest over four years at the rate of 1/4th of the shares on the first anniversary of the vesting commencement date, and thereafter at the rate of 1/16th of the original number of shares on the first day of each quarterly period thereafter, so long as the restricted share unit holder remains an officer or employee of the applicable employing member. We set these vesting schedules in order to provide an incentive to our employees, including our named executive officers, to continue their employment with us over the long term and generally to provide them the opportunity to sell their vested shares to cover taxes incurred with vesting during a period following the public release of our prior quarter’s fiscal operating results.
As with the other components of our compensation program, we generally determine the size of each equity award to a named executive officer after considering, among other things, the role of each named executive officer within our Company, the criticality of their function within the organization, and the Peer Group data. Since long-term incentive compensation levels fluctuate from year to year across the companies for whom market data are collected, including the Peer Group (depending on each company’s granting patterns, valuation assumptions, and stock price), we generally review the market data under both a value approach, which is based on the fair value of long-term incentive awards, and a percentage of common shares outstanding approach, which compares the number of shares subject to each long-term incentive award to the number of shares outstanding for each company. The ability of each executive officer to influence our Company’s performance and internal parity are also principal considerations for our compensation committee when determining grant size.
In March 2019, in connection with its annual focal review of executive officers, our compensation committee approved the grant of 55,696 restricted share units to Mr. Waldman, 13,164 restricted share units to Mr. Prescher, 12,151 restricted share units to Mr. Kagan, and 4,556 restricted share units to Mr. Sultzbaugh, effective April 1, 2019. The annual grants to Messrs. Waldman, Sultzbaugh and Prescher were originally approved in part as performance share units (50% in the case of Mr. Waldman and 25% in the case of Messrs. Prescher and Sultzbaugh), which were to vest based on the Company’s achievement of total shareholder return relative to that of the companies comprising the PHLX Semiconductor Sector. However, pursuant to the Merger Agreement, we modified such awards to be time-vesting restricted share unit awards, which modifications were approved prior to the effective date of grant for such awards. The annual restricted share unit grants to our named executive officers vest as described above with a vesting commencement date of May 1, 2019 other than the grant to Mr. Waldman, which has a vesting commencement date of August 1, 2019. Mr. Waldman’s equity award grant was subject to the approval of our shareholders, which was obtained at our extraordinary general meeting in June 2019.
In connection with Mr. Ahrens’ appointment as our Chief Financial Officer in January 2020 and pursuant to his offer letter, we granted to Mr. Ahrens 33,000 restricted share units, which vested as to 1/4 th
of the restricted share units on February 1, 2020 and will vest as to 1/16 th
of the restricted share units on each quarterly anniversary thereafter, subject to his continued employment with the Company. Mr. Ahrens’ new hire restricted share unit grant was the result of arm’s length negotiations with Mr. Ahrens in connection with his commencement of employment and was granted in lieu of an annual award.
Change in Control Severance Arrangements
Executive Severance Benefits Agreements
In 2019, we were a party to executive severance benefits agreements with each of our named executive officers which provide for certain severance benefits in the event of an executive’s separation of service following a change in control (a so-called
“double trigger” requirement).

Pursuant to the terms of the executive severance benefits agreements with each of our named executive officers other than Mr. Waldman, if the executive’s employment with our Company is terminated without cause or if the executive is constructively terminated (as defined below), in each case during the
12-month
period following a change in control (as defined in the agreements) of our Company (each, a “qualifying termination”), and the executive provides us a general release of all claims, then the executive is entitled to receive the following payments and benefits, in addition to statutory benefits and entitlements of our Israeli named executive officers:
•	an amount equal to the sum of the executive’s annual base salary and target bonus (or if no target bonus was established, then the average of the three most recent annual bonuses paid to the executive), paid in a lump sum to the extent such payment would not incur any penalties under Section 409A of the Code, provided that for Mr. Ahrens, the bonus portion shall be the payment of his first annual bonus up to $150,000 and afterward, the average of the three most recent bonuses paid to him;
•	in the case of a named executive officer who resides in the United States, if the named executive officer elects COBRA coverage under our group health plan, payment for the cost to continue COBRA coverage for the named executive officer and his eligible dependents for up to 12 months following the termination date; and
•	for each executive other than Mr. Ahrens, full accelerated vesting of all outstanding and unvested equity awards, and for Mr. Ahrens, accelerated vesting of the following percentage of unvested shares subject to outstanding equity awards: (i) 25% if such termination occurred before July 2, 2019; (ii) 50% if such termination occurs between July 2, 2019 and April 2, 2020; and (iii) 100% if such termination occurs after April 2, 2020.
Following the approval of the Board and our shareholders at our extraordinary general meeting in June 2019, we also entered into an amended and restated executive severance benefits agreement with Mr. Waldman. Pursuant to the amended and restated executive severance benefits agreement, if Mr. Waldman experiences a qualifying termination and provides us a general release of all claims, then he will be entitled to receive the following payments and benefits, in addition to any statutory benefits and entitlements under Israeli law:
•	an amount equal to two times the sum of Mr. Waldman’s annual base salary and target bonus (or if no target bonus was established, then the average of the three most recent bonuses paid to the executive), paid in a lump sum to the extent such payment would not incur any penalties under Section 409A of the Code; and
•	full accelerated vesting of all outstanding and unvested equity awards.
Prior to such amendment and restatement, we were party to an executive severance agreement with Mr. Waldman, which provided that upon a qualifying termination, he would be eligible to receive: (i) continuation of his base salary for six months at a per annum rate of 120% of his annual base salary in effect on the termination date; and (ii) accelerated vesting as to 50% of the unvested shares subject to outstanding equity awards.
For the purposes of the executive severance benefits agreements,
•	“
Cause
” means that, in the reasonable determination of the Company (or the Board, in the case of the CEO), the executive: (a) has committed an act of fraud or embezzlement or has intentionally committed some other illegal act that has a material adverse impact on the Company or any successor or parent or subsidiary thereof; (b) has been convicted of, or entered a plea of “guilty” or “no contest” to, a felony which causes or may reasonably be expected to cause substantial economic injury to or substantial injury to the reputation of the Company or any subsidiary or affiliate of the Company; (c) has made any unauthorized use or disclosure of confidential information or trade secrets of the Company or any successor or parent or subsidiary thereof that has a material adverse impact on any such entity; (d) has committed any other intentional misconduct that has a material adverse impact on the Company or any successor or parent or subsidiary thereof; or (e) has intentionally refused or intentionally failed to act in accordance with any lawful and proper direction or order of the Board or the appropriate individual to whom the executive reports, provided such direction is not materially inconsistent with the executive’s customary duties and responsibilities.

•	“
Constructive termination
” means that the executive voluntarily terminates his employment with the Company after any of the following are undertaken without the executive’s express written consent: (a) the removal of or a material reduction in the nature or scope of the executive’s responsibilities, or the assignment to the executive of duties that are materially inconsistent with the executive’s position other than a change in reporting relationship; (b) a change in the executive’s direct reporting relationship so that the executive no longer reports directly to the CEO (or the Board in the case of the CEO); (c) a reduction in the executive’s base salary, unless the base salaries of all other executives are similarly reduced; or (d) a relocation of the executive’s place of employment by more than thirty (30) miles from such the executive’s place of employment on the effective date of the severance benefits agreement. The termination of the executive’s employment as a result of the executive’s death or disability shall not be deemed to be a Constructive Termination.
•	“ Change in Control ” generally includes each of the following:
•	A transaction or series of transactions whereby any person or related group of persons directly or indirectly acquires beneficial ownership of securities of the Company possessing more than 50% of the total combined voting power of the Company’s securities outstanding immediately after such acquisition; or
•	During any period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) whose election by the Board or nomination for election by the Company’s shareholders was approved by a vote of at least two thirds of the directors then still in office who either were directors at the beginning of the two-
year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or
•	The consummation by the Company (whether directly involving the Company or indirectly involving the Company through one or more intermediaries) of (x) a merger, consolidation, reorganization, or business combination or (y) a sale or other disposition of all or substantially all of the Company’s assets in any single transaction or series of related transactions or (z) the acquisition of assets or shares of another entity, in each case other than a transaction:
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
Global Share Incentive Plan
Additionally, under the Company’s Fourth Amended and Restated Global Share Incentive Plan, in the event of a change in control in the Company, each outstanding award will be assumed or substituted by the successor corporation. If the successor corporation in a change in control refuses to assume or substitute an outstanding award, the award will vest in full. Under the terms of our CEO’s performance share unit award granted in 2018, in the event of a change in control, the number of shares earned will be the greater of target and actual achievement during the performance period, and such number of shares will vest at the end of the original performance period if the award is assumed by the successor or upon the consummation of the change in control if the award is not assumed by the successor.
The potential payments under the executive severance benefits agreements as of December 31, 2019 are set forth below under the heading “—Potential Payments Upon Termination Following a Change in Control.”
Treatment of Equity Awards in the Merger
In addition, pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), outstanding equity awards granted by the Company will be treated as follows:
•	Each outstanding option, whether vested or unvested, will be cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of ordinary shares subject to such option, and (y) the excess, if any, of $125.00 over the applicable per share exercise price of the option.full accelerated vesting of all outstanding and unvested equity awards.
•	Each outstanding option, whether vested or unvested, will be cancelled and converted into the right to receive a cash amount equal to the product of (x) the number of ordinary shares subject to such option, and (y) the excess, if any, of $125.00 over the applicable per share exercise price of the option.full accelerated vesting of all outstanding and unvested equity awards.
•	Each restricted share unit award granted by the Company that is outstanding immediately prior to the Effective Time and (i) that has previously vested in full but not yet been settled or (ii) is held by a non-employee
director (each, a
“Cashed-Out
Company RSU”) will be cancelled and converted into the right of the holder to receive an amount in cash equal to the product of (x) the number of ordinary shares subject to such restricted share unit award and (y) $125.00.
•	Each restricted share unit award that is outstanding immediately prior to the Effective Time and is not a
Cashed-Out
Company RSU will be assumed by NVIDIA and converted automatically into a restricted share unit award covering common shares of NVIDIA having substantially the same terms and conditions as the Company restricted share unit award, including vesting schedule and payment timing, but entitling the holder to a number of NVIDIA common shares equal to the product of the number of ordinary shares that were issuable with respect to the restricted share unit award immediately prior to the Effective Time multiplied by a fraction (the “Exchange Ratio”), the numerator of which is $125.00 and the denominator of which is the volume weighted average price for a common share of NVIDIA on Nasdaq, calculated based on the 10 consecutive trading days ending on the third complete trading day prior to (and excluding) the closing date of the Merger.

•	At the Effective Time, the level at which the performance goals are satisfied with respect to each outstanding Company performance share unit award will be determined by the compensation committee and approved by the Board in accordance with its terms, which will be the greater of (i) the target number of performance share units and (ii) such number determined based on the Company’s actual achievement of the applicable performance goals as of the closing date of the Merger (such final amount, the “Performance Satisfied PSUs”). The resulting Performance Satisfied PSUs will be assumed by NVIDIA and converted automatically at the Effective Time into a restricted share unit award covering common shares of NVIDIA having substantially the same terms and conditions as the Company performance share unit award, other than the performance goals, but entitling the holder to a number of NVIDIA common shares equal to the product of the number of ordinary shares that were issuable with respect to the Performance Satisfied PSUs multiplied by the Exchange Ratio.
For a further description of the treatment of Company equity awards and certain payments and benefits that may be received by our named executive officers in connection with the Merger, see our Proxy Statement on Schedule 14A filed with the SEC on May 8, 2019.
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
In 2019, our CEO received housing and housing-related expense reimbursements, as well as related tax reimbursements, which our compensation committee determined were appropriate in order to facilitate his efforts on behalf of our Company while at our California headquarters.
At our extraordinary general meeting held in June 2019, following approval by our Board and compensation committee, our shareholders also approved certain tax equalization reimbursements to Mr. Waldman, in the amount of $54,000 for the 2018 tax year and up to $125,000 for the 2019 tax year. Mr. Waldman is an Israeli citizen and resident and primarily performs services for the Company in Israel, but is also required to spend a significant portion of his business time at the Company’s offices in the United States. As a result, he is subject to U.S. taxation on amounts earned by him from the Company in proportion to his time spent in the United States. The difference in tax treatment between the United States and Israel causes Mr. Waldman to incur an additional tax expense, and our Board and compensation committee deem it reasonable and appropriate to reimburse him for such taxes.
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
Israeli employee, including each of our Israel-based named executive officers, is entitled to participate in an education fund plan, pursuant to which each employee who participates in the plan contributes an amount equal to 2.5% of his or her salary to the education fund and we contribute 7.5% of his or her salary up to the maximum amount exempted from tax (currently a contribution from a monthly salary of NIS 15,712). In addition, the Company pays directly to the employee via his or her salary or as additional contribution to the education fund, per the employee’s choice, 7.5% of the portion of the employee’s salary which exceeds the aforesaid maximum salary exempt from tax.
Shareholder-approved Compensation Philosophy
We maintain a Compensation Philosophy for our office holders that addresses certain items prescribed by the Companies Law. At our 2019 annual general meeting held on July 25, 2019, our shareholders re-approved
our Compensation Philosophy for our office holders with the implementation of certain clarifications and revisions based on mitigations enacted under the Companies Law and the experience gained in its implementation by the Company since the Compensation Philosophy was previously approved by shareholders. Our compensation committee reviews its Compensation Philosophy annually and reserves the discretion to amend it from time to time. Regardless of whether the compensation committee amends the Compensation Philosophy or not, pursuant to the Companies Law, our Compensation Philosophy must generally be approved by the Board (after considering the recommendations of the compensation committee) and the shareholders every three years.
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
Other Policies
Share Ownership and Holding Policy.
Effective as of our 2015 annual general meeting of shareholders, each of our executive officers became subject to a policy that he or she hold shares of the Company with an aggregate value of at least three times his or her annual salary by the fifth anniversary that he or she became subject to the policy. Messrs. Waldman, Kagan and Sultzbaugh had until February 24, 2020 to comply with this policy, and Messrs. Ahrens and Prescher have until the fifth anniversary of the date they were appointed executive officers to comply. On January 31, 2017, the compensation committee and Board adopted amendments to the share ownership policy that adopted holding requirements: executive officers and directors who are subject to share ownership requirements and who have not attained the minimum ownership level in the allotted period, shall retain the lesser of (i)
 twenty-five
 percent (25%) of the gross number of shares acquired upon an exercise, vesting or settlement or (ii) fifty percent (50%) of the number of shares remaining after satisfying the exercise price, if any, and tax withholding requirements. Each of our named executive officers either were in compliance with our share ownership policy as of their compliance date or have additional time to comply.
Clawback Policy.
In addition, pursuant to our Compensation Philosophy, our executives are required to repay to us any excess payments, including cash and equity, made to them that were based on the Company’s performance if such payments were paid based on false and restated financial statements of the Company.
Non-GAAP measures.
To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (GAAP), the Company uses non-GAAP
measures of net income which are adjusted from results based on GAAP to exclude share-based compensation expense, amortization expense of acquired intangible assets, settlement costs, acquisition and other charges, restructuring and impairment charges, gain on investments in privately-held companies, non-operating
foreign exchange gains and losses, and income tax

effects and adjustments. Settlement costs represent the charges related to the settlement of a contingent royalty obligation. Acquisition and other charges include expenses related to acquisitions of other companies, expenses related to the proxy contest, and expenses related to the pending acquisition of the Company by NVIDIA. Restructuring and impairment charges include impairment charges related to our investment in privately-held companies, as well as costs that are the result of restructuring, consisting of employee termination and severance costs, facilities related costs, contract cancellation charges, and impairment of long-lived assets. Gain on investments in privately-held companies represents the realized and unrealized gain related to our private company investees.
Non-operating
foreign exchange gains and losses include the gains and losses as a result of remeasuring our balance sheet items denominated in foreign currencies and the gains and losses associated with the related hedging instruments. The purpose of income tax effects and adjustments is to exclude tax consequences associated with the above excluded income and expense items, the non-cash
impact on the tax provision pertaining to changes in deferred tax assets associated with carryforward losses, and reversals of valuation allowances. Shares used in computing non-GAAP
diluted earnings per share represents GAAP basic shares plus total options vested and exercisable. The Company believes the non-GAAP
results provide useful information to both management and investors, as these non-GAAP
results exclude income and expenses that are not indicative of our core operating results. Management believes it is useful to exclude share-based compensation expense, amortization expense of acquired intangible assets, settlement costs, acquisition and other charges, restructuring and impairment charges, gain on investments in privately-held companies, non-operating
foreign exchange gains and losses, and income tax effects and adjustments because it enhances investors’ ability to understand our business from the same perspective as management, which believes that such items are not directly attributable to nor reflect the underlying performance of the Company’s business operations. Further, management believes certain non-cash
charges such as share-based compensation, amortization of acquired intangible assets, impairment charges, changes related to the utilization of deferred taxes and the net impact on the Company’s tax provision for non-GAAP
adjustments do not reflect the cash operating results of the business.
Reconciliation of GAAP Net Income to
Non-GAAP
Net Income

	Year ended December 31,
	2019	2018
Reconciliation of GAAP net income to non-GAAP:
GAAP net income	$205,095	$134,258
Adjustments:
Share-based compensation expense
Cost of revenues	3,493	1,950
Research and development	61,315	38,922
Sales and marketing	26,614	17,042
General and administrative	20,696	13,428

Total share-based compensation expense	112,118	71,342
Amortization of acquired intangibles:
Cost of revenues	38,970	41,978
Research and development	778	778
Sales and marketing	6,544	8,330

Total amortization of acquired intangibles	46,292	51,086
Settlement costs:
Cost of revenues	—	9,161

Total settlement costs	—	9,161
Acquisition and other charges:
Cost of revenues	41	—
Research and development	382	558
Sales and marketing	150	268
General and administrative	15,901	15,423

Total acquisition and other charges	16,474	16,249

Restructuring and impairment charges:
Operating expense	1,457	10,329
Other loss	1,755	1,494

Total restructuring and impairment charges	3,212	11,823
Gain on investments in privately-held companies:
Interest and other, net	(9,569)	—
Non-operating foreign exchange losses:
Interest and other, net	7,070	—
Income tax effects and adjustments	12,802	(27,442)

Non-GAAP net income	$393,494	$266,477

Reconciliation of GAAP Income from Operations to
Non-GAAP
Income from Operations

	Year ended December 31,
	2019	2018
GAAP income from operations	$207,920	$112,074
GAAP income from operations %	15.6%	10.3%
Share-based compensation expense	112,118	71,342
Settlement costs	—	9,161
Amortization of acquired intangibles	46,292	51,086
Acquisition and other charges	16,474	16,249
Restructuring and impairment charges	1,457	10,329

Non-GAAP income from operations	$384,261	$270,241

Non-GAAP income from operations %	28.9%	24.8%

Reconciliation of GAAP Diluted Net Income Per Share to
Non-GAAP
Diluted Net Income Per Share

	Year ended December 31,
	2019	2018
GAAP diluted net income per share	$3.62	$2.46
Adjustments:
Share-based compensation expense	1.98	1.30
Amortization of acquired intangibles	0.82	0.93
Settlement costs	—	0.17
Acquisition and other charges	0.29	0.30
Restructuring and impairment charges	0.06	0.22
Gain on investments in privately-held companies	(0.17)	—
Non-operating foreign exchange losses	0.11	—
Income tax effects and adjustments	0.23	(0.50)
Effect of dilutive securities under GAAP	0.22	0.16
Total options vested and exercisable	(0.03)	(0.03)

Non-GAAP diluted net income per share	$7.13	$5.01

REPORT OF THE COMPENSATION COMMITTEE
Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis for the year ended December 31, 2019 with management. In reliance on the reviews and discussion referred to above, our compensation committee recommended to our Board that the Compensation Discussion and Analysis be included in the Annual Report on Form
 10-K,
as amended, for the year ended December 31, 2019.
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
EXECUTIVE COMPENSATION TABLES
2019 Summary Compensation Table
The following table summarizes the compensation awarded to, earned by, or paid to each named executive officer for the years ended December 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($)		Total ($) (1)
Eyal Waldman (9)	2019	640,000	—	6,288,635	421,241	431,037	(4)	7,780913
President & Chief	2018	608,668	—	6,315,168	738,710	235,312		7,897,858
Executive Officer	2017	604,072	—	4,585,500	—	234,988		5,424,560
Doug Ahrens	2019	428,371	150,000	3,155,460	—	11,651	(5)	3,745,482
Chief Financial Officer
Amir Prescher (9)	2019	292,634	220,000	1,553,352	—	67,545	(6)	2,133,531
Senior Vice President of Business Development
Michael Kagan (9)	2019	285,094	200,000	1,433,818	—	63,145	(7)	1,982,057
Chief Technology Officer	2018	267,286	140,000	1,202,250	—	57,072		1,666,608
	2017	264,680	50,000	866,150	—	58,670		1,239,500
Marc Sultzbaugh	2019	400,000	—	537,608	—	11,651	(8)	949,259
Senior Vice President of	2018	385,000	150,000	1,242,325	—	11,440		1,788,765
Worldwide Sales	2017	365,000	30,000	866,150	—	43,055		1,304,205

(1)	These amounts reflect bonuses earned in each fiscal year and paid in the subsequent fiscal year as approved by the compensation committee and the Board.
(2)	Amounts shown in this column for 2019 represent the aggregate grant date fair value of restricted share units, as calculated under FASB ASC Topic 718. The valuation methodology used in determining the value of the restricted share units is described in Note 10 to our consolidated financial statements included in the Annual Report on Form
10-K
for the fiscal year ended December 31, 2019.
(3)	Represents the amount earned by our CEO under his 2019 cash incentive award based on the Company’s achievement of pre-established
revenue and
non-GAAP
operating income (as a percentage of revenue) targets, the terms of which were approved by our compensation committee and Board and, subsequently, our shareholders at our extraordinary general meeting in June 2019.
(4)	Includes $162,240 in tax equalization payments (including $54,000 for 2018, which amounts were approved in 2019, and $108,240 for 2019), $53,679 contributed to a severance fund, which is mandated by Israeli law, $48,312 in housing and housing-related expense reimbursements, $49,063 in the reimbursement of taxes relating to his housing and housing-related expense reimbursements, $56,755 contributed to an employee education fund on behalf of Mr. Waldman, $41,115 contributed to a retirement fund on behalf of Mr. Waldman, which is mandated by Israeli law, $10,671 for automobile related expenses pursuant to the Company’s automobile leasing program, $2,816 for 401(k) plan matching contribution, $1,069 for a recuperation fund, which is required under Israeli law, $4,740 for Company events and related tax reimbursements, and $577 in the value of the cash cards given to all Israeli employees for the holidays.

(5)	Includes 401(k) plan matching contribution of $11,200 and $451 in the value of the cash card given to all US employees for the holidays.
(6)	Includes $24,376 contributed to a severance fund, which is mandated by Israeli law, $21,948 contributed to an employee education fund on behalf of Mr. Prescher, $17,119 contributed to a retirement fund on behalf of Mr. Prescher, which is mandated by Israeli law, $1,518 for automobile related expenses pursuant to the Company’s automobile leasing program, $1,069 for a recuperation fund, which is mandated by Israeli law, $1,309 for Company events, and $206 in the value of the cash cards given to all Israeli employees for the holidays.
(7)	Includes $22,876 contributed to a severance fund, which is mandated by Israeli law, $20,597 contributed to an employee education fund on behalf of Mr. Kagan, $16,011 contributed to a retirement fund on behalf of Mr. Kagan, which is mandated by Israeli law, $1,069 for a recuperation fund, which is mandated by Israeli law, $2,286 for Company events, and $306 in the value of the cash cards given to all Israeli employees for the holidays.
(8)	Includes 401(k) plan matching contribution of $11,200 and $451 in the value of the cash card given to all US employees for the holidays.
(9)	Amounts reported for Messrs. Waldman, Prescher and Kagan in 2019, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2019 average exchange rate of 3.56 New Israeli Shekels to 1 U.S. dollar. Amounts reported for Messrs. Waldman and Kagan in 2018, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2018 average exchange rate of 3.64 New Israeli Shekels to 1 U.S. dollar. Amounts reported for Messrs. Waldman and Kagan in 2017, other than bonuses, are converted from New Israeli Shekels to U.S. dollars using the 2017 average exchange rate of 3.57 New Israeli Shekels to 1 U.S. dollar.
2019 Grants of Plan-Based Awards
The table below sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended December 31, 2019.

Name	Grant Date	Board/ Committee Action Date	Estimated Future Payouts Under Non-Equity Incentive Awards (1)			All Other Stock Awards: Number of Shares of Stock or Units(#)		Grant Date Fair Value of Stock and Option Awards ($) (2)
			Threshold ($)	Target ($)	Maximum ($)
Eyal Waldman				650,000	1,300,000
	6/20/2019	3/26/2019				55,696	(3)	6,288,635
Doug Ahrens	2/1/2019	12/18/2018				33,000	(4)	3,155,460
Amir Prescher	4/1/2019	3/26/2019				13,164	(5)	1,553,352
Michael Kagan	4/1/2019	3/6/2019				12,151	(5)	1,433,818
Marc Sultzbaugh	4/1/2019	3/26/2019				4,556	(5)	537,608

(1)	Represents the threshold, target and maximum amounts payable to Mr. Waldman pursuant to his 2019 cash incentive award, which is earned 50% based on 2019 revenue goals and 50% based on 2019 non-GAAP
operating income (as a percentage of revenue) goals. The target and maximum amounts of his award were 100% and 200%, respectively, of his annual base salary. The cash incentive award does not provide for any payout unless target goals are attained.
(2)	Represents the grant date fair value calculated in accordance with the provisions of FASB ASC Topic 718.
(3)	Represents restricted share units which vest with respect to 1/4th of the original number of ordinary shares subject thereto on August 1, 2020 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of November, February, May and August commencing on November 1, 2020, with the last 1/16th of the original number of shares vesting on August 1, 2023, subject to continued employment with the Company. Mr. Waldman’s 2019 equity awards were approved by the Board and the compensation committee in March 2019, and thereafter by the Company’s shareholders on June 20, 2019. The grant date reflects the date of such shareholder approval.
(4)	Represents restricted share units which vest with respect to 1/4th of the original number of ordinary shares subject thereto on February 1, 2020 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of May, August, November and February, commencing on May 1, 2020, with the last 1/16th of the original number of shares vesting on February 1, 2023, subject to continued employment with the Company.
(5)	Represents restricted share units which vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 1, 2020 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of August, November, February and May, commencing on August 1, 2020, with the last 1/16th of the original number of shares vesting on May 1, 2023, subject to continued employment with the Company.

2019 Outstanding Equity Awards at Fiscal
Year-End
Table
The following table provides information on the stock options and restricted share units held by each of our named executive officers as of December 31, 2019.

	Stock Awards
Name	Vesting Commencement Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (2)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (1)
Eyal Waldman	5/1/2016(3)	12,500	1,464,750
	5/1/2017(4)	33,750	3,954,825
	8/1/2018(5)	24,749	2,900,088	63,000	(6)	7,382,340
	5/1/2019(7)	55,696	6,526,457
Doug Ahrens	2/1/2019(8)	33,000	3,866,940
Amir Prescher	5/1/2016(3)	2,250	263,655
	5/1/2017(4)	6,375	747,023
	8/1/2018(5)	10,656	1,248,670
	2/1/2019(8)	5,000	585,900
	5/1/2019(7)	13,164	1,542,558
Michael Kagan	5/1/2016(3)	2,000	234,360
	5/1/2017(4)	6,375	747,023
	8/1/2018(5)	10,312	1,208,360
	5/1/2019(7)	12,151	1,423,854
Marc Sultzbaugh	5/1/2016(3)	2,500	292,950
	5/1/2017(4)	6,375	747,023
	8/1/2018(5)	10,656	1,248,670
	5/1/2019(7)	4,556	533,872

(1)	Amounts are calculated by multiplying the number of units shown by $117.18 per share, which was the closing price of our ordinary shares on December 31, 2019.
(2)	Represents performance share units granted in 2018. Because such performance share units were tracking at above target as of December 31, 2019, the maximum number of units is shown.
(3)	Restricted share units with a vesting commencement date of May 1, 2016 vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 1, 2017 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2017, with the last 1/16th of the original number of shares vesting on May 1, 2020, subject to continued service on each applicable vesting date.
(4)	Restricted share units with a vesting commencement date of May 1, 2017 vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 1, 2018 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of May, August, November, and February, commencing on August 1, 2018, with the last 1/16th of the original number of shares vesting on May 1, 2021, subject to continued service on each applicable vesting date.
(5)	Restricted share units with a vesting commencement date of August 1, 2018 vest with respect to 1/4th of the original number of ordinary shares subject thereto on August 1, 2019 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of November, February, May and August commencing on November 1, 2019, with the last 1/16th of the original number of shares vesting on August 1, 2022, subject to continued employment with the Company.
(6)	Performance share units vest with respect to 25% based on total shareholder return relative to that of the companies listed on the Philadelphia Semiconductor Index as of the date of grant and as to 75% based on the Company’s average net operating margin, in each case measured over a three-year performance period beginning on January 1, 2018 and ending on December 31, 2020 (or if earlier, upon the occurrence of a change in control of the Company), subject to continued service. Upon achievement of each performance metric at (i) the threshold level, 50% of the shares subject to such performance metric will vest, (ii) the target level, 100% of the shares subject to such performance metric will vest, or (iii) the maximum level, 175% of the shares subject to such performance metric will vest. No shares subject to a performance metric will vest if the applicable performance metric is achieved at below the threshold level.
(7)	Restricted share units with a vesting commencement date of May 1, 2019 vest with respect to 1/4th of the original number of ordinary shares subject thereto on May 1, 2020 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of August, November, February and May, commencing on August 1, 2020, with the last 1/16th of the original number of shares vesting on May 1, 2023, subject to continued employment with the Company.
(8)	Restricted share units with a vesting commencement date of February 1, 2019 vest with respect to 1/4th of the original number of ordinary shares subject thereto on February 1, 2020 and thereafter at a rate of 1/16th of the original number of shares on the first day of each quarterly vesting period of May, August, November and February, commencing on May 1, 2020, with the last 1/16th of the original number of shares vesting on February 1, 2023, subject to continued employment with the Company.
2019 Option Exercises and Share Vested Table
The following table summarizes the share option exercises by our named executive officers in 2019 and restricted share unit awards that vested during 2019.

	Option Awards		Share Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Eyal Waldman	—	—	68,751	7,591,999
Doug Ahrens	—	—	—	—
Amir Prescher	—	—	15,563	1,723,590
Michael Kagan	—	—	14,907	1,650,829
Marc Sultzbaugh	47,056	3,768,861	16,344	1,809,203

(1)	Represents the difference between the option exercise price and the sale price of the underlying shares at exercise multiplied by the number of shares covered by the exercised option.
(2)	Represents the vesting date closing market price of our ordinary shares multiplied by the number of restricted share units that vested.
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
Potential Payments Upon Termination Following a Change in Control
The following table sets forth quantitative estimates of the benefits to be received by each of our named executive officers under the executive severance benefits agreements described under “Compensation Discussion and Analysis—Change in Control Severance Arrangements,” if his employment were terminated without cause or constructively terminated (as these terms are defined in the executive severance benefits agreements) on December 31, 2019, assuming that such termination occurred during the
12-month
period following a change in control (as such term is defined in the executive severance benefits agreements) of our Company. Such benefits are in addition to any payments or other benefits that our employees, including our named executive officers, who reside in Israel may be entitled to receive under applicable Israeli law. For more information, see “Compensation Discussion and Analysis—Change in Control Severance Arrangements.”

Name	Salary Severance ($)	Bonus Severance ($)	COBRA Coverage ($)	Israeli Severance and Benefits ($) (1)	Value of Accelerated Equity Awards ($) (2)		Total ($)
Eyal Waldman	1,300,000	1,300,000	—	1,058,980	22,228,460	(3)	25,887,440
Doug Ahrens	430,000	150,000	30,411	—	1,933,470		2,543,881
Amir Prescher	300,000	93,333	—	226,609	4,387,805		5,007,747
Michael Kagan	290,000	96,667	—	577,271	3,613,597		4,577,535
Marc Sultzbaugh	400,000	93,333	29,762	—	2,822,515		3,345,610

(1)	Includes severance pay and benefits in accordance with Israeli law. The executives are also entitled to such payments and benefits upon retirement, death or termination without cause (as defined in the Israeli Severance Pay Law) not in connection with a change in control.
(2)	The value of accelerated equity awards is calculated based on the closing price of our common stock on December 31, 2019, which was $117.18 per share.
(3)	Upon a change in control, the performance share units granted to Mr. Waldman in 2018 will vest based on the greater of target or actual achievement. The value of such performance share units reflected in the table is based on maximum achievement because such performance share units were tracking at approximately the maximum as of December 31, 2019.
Additionally, under the Company’s Fourth Amended and Restated Global Share Incentive Plan, in the event of a change in control of the Company, each outstanding award will be assumed or substituted by the successor corporation. If the successor corporation in a change in control refuses to assume or substitute an outstanding award, the award will vest in full. In addition, under the terms of the performance share unit award granted to our CEO in 2018, in the event of a change in control, the number of shares earned will be the greater of target and actual achievement during the performance period, and such number of shares will vest at the end of the original performance period if the award is assumed by the successor or upon the consummation of the change in control if the award is not assumed by the successor. Assuming that a change in control occurred as of December 31, 2019 and that the outstanding awards were not assumed or substituted, the value of the accelerated equity awards for Messrs. Waldman, Ahrens, Prescher, Kagan and Sultzbaugh would be $22,228,460 , $1,933,470, $4,387,805, $3,613,597, and $2,822,515.

Pay Ratio Disclosure
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Waldman, our CEO. For 2019, our last completed fiscal year, the total compensation in 2019 of our CEO was approximately 40.6 times the median total compensation in 2019 of all of our other employees (the “
Pay Ratio
”). The median of the annual total compensation of all employees of our Company (other than our CEO) was $191,413 and the annual total compensation of our CEO was $ 7,780,913. As permitted by SEC rules, the median employee was the same median employee the Company identified for 2017. The Company is using the same median employee as in 2017 because there have been no changes to the Company’s employee population or employee compensation arrangements that the Company reasonably believes would significantly affect the Pay Ratio. In identifying this median employee, the Company chose October 1, 2017 as the date for establishing the employee population used in identifying the median employee and used January 1, 2017 through September 30, 2017 as the measurement period. We identified the median employee using the sum of base salary or wages (based on our payroll records) earned, annual bonus actually paid, and grant date fair value of RSUs approved by the compensation committee during the measurement period for each employee (U.S. and
non-U.S.)
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
DIRECTOR COMPENSATION
We maintain a compensation program for
non-employee
directors which was last approved by shareholders at our 2019 annual general meeting of shareholders held on July 25, 2019. The annual cash compensation amounts payable to each non-employee
member of our Board for their annual Board services under our program as of the beginning of 2019 and as amended in July 2019 are set forth in the table below:

	Annual Fees (as of July 25, 2019)	Annual Fees (January 1, 2017 to July 25, 2019)
Board membership	$50,000	$45,000
Additional amounts, as applicable, payable to:
Chairperson of the Board	$50,000	$30,000
Chairperson of the audit committee	$25,000	$25,000
Chairperson of the compensation committee	$18,000	$15,000
Chairperson of the nominating and corporate governance committee	$10,000	$10,000
Member of the audit committee (other than chairperson)	$10,000	$10,000
Member of the compensation committee (other than chairperson)	$10,000	$7,400
Member of the nominating and corporate governance committee (other than chairperson)	$5,000	$5,000
Our
non-employee
directors are reimbursed for expenses incurred in connection with attending Board and committee meetings, and are entitled to insurance, exemption and indemnification as customary for officers in the Company.
In addition to cash compensation, under the current director compensation program as amended effective July 25, 2019, each of our non-employee
directors receives an annual automatic,
non-discretionary
award of restricted share units based on a value of $250,000. For 2019, the number of restricted share units granted under our program was determined by dividing $250,000 by $98.75, which was the average closing price of the Company’s common stock from February 1, 2019 to February 15, 2019, consistent with the formula for determining restricted share units for our 2019 annual grants to employees, including our named executive officers. The awards vest in equal monthly increments over 12 months, such that they are fully vested on the first anniversary of the grant date provided the director continues to serve as a non-employee
director, and are further subject to full accelerated vesting in the event of a change in control of the Company. The consummation of the Merger will be deemed a change in control of the Company. Prior to the amendment in July 2019, our directors received an annual grant of 4,200 restricted share units with the same vesting schedule.
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
At our extraordinary general meeting in June 2019, following the approval of our Board and compensation committee, our shareholders also approved the payment of a one-time
cash bonus in the amount of $25,000 to Greg Waters in recognition of his services with respect to the Company’s sale process and the Merger, which bonus was paid following the meeting.

The table below sets forth information regarding compensation provided by us to our non-employee
directors during the year ended December 31, 2019.
Director Compensation in Fiscal Year 2019

Name	Fees Earned or Paid in Cash ($)	Share Awards ($) (1)	All Other Compensation ($)		Total ($)
Glenda Dorchak	51,024	286,344	—		337,368
Irwin Federman	79,812	286,344	—		366,156
Amal Johnson	53,924	286,344	—		340,267
Jack R. Lazar	63,924	286,344	—		350,267
Jon A. Olson	64,682	286,344	—		351,025
Umesh Padval	61,614	286,344	—		347,958
David Perlmutter	51,736	286,344	—		338,080
Steve Sanghi	56,024	286,344	—		342,368
Gregory L. Waters	76,024	286,344	25,000	(3)	387,368
Thomas Weatherford (2)	29,199	—	—		29,199

(1)	Amounts shown in this column represent the grant date fair value of restricted share units granted during 2019, in accordance with FASB ASC Topic 718. The valuation methodology used in determining the value of the RSUs is described in Note 1 to our consolidated financial statements included in this Annual Report on Form
10-K.

(2)	Pursuant to the agreement entered into between the Company, Starboard Value LP and certain of its affiliates, Mr. Weatherford resigned from the Board effective March 2, 2019.
(3)	Represents the one-time cash bonus paid to Mr. Waters in recognition of his services with respect to the Company’s sale process and the Merger.
The aggregate number of ordinary shares subject to outstanding options and restricted share units awards for each of our directors as of December 31, 2019 is as follows:

Name	Shares Subject to Outstanding Options as of 12/31/19 (#)	Shares Subject to Unvested Restricted Share Units as of 12/31/19 (#)
Glenda Dorchak	—	1,477
Irwin Federman	—	1,477
Amal Johnson	—	1,477
Jack R. Lazar.	—	1,477
Jon A. Olson	—	1,477
Umesh Padval	—	1,477
David Perlmutter	—	1,477
Steve Sanghi	—	1,477
Thomas Weatherford	—	1,477
Gregory L. Waters	—	1,477
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
Our Board has a standing compensation committee, the members of which are Umesh Padval, chair, Amal Johnson and Jack Lazar. None of the members of our compensation committee has at any time been one of our executive officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on the Board or compensation committee.

ITEM 12
—
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Equity Compensation Plan Information
The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights ($) (b) (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders (2)	3,589,353	(3)	63.46	4,879,613	(4)
Equity compensation plans not approved by security holders	—		—	—
Total	3,589,353			4,879,613

(1)	Reflects weighted average price of options only.

(2)	Consists of the Fourth Amended and Restated Global Share Incentive Plan (2006), the Global Share Incentive Assumption Plan (2010), the Kotura, Inc. Second Amended and Restated 2003 Stock Plan, the IPtronics, Inc. 2013 Restricted Stock Unit Plan, the EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, the EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, the Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan, and the Amended and Restated Employee Share Purchase Plan.

(3)	Consists of 274,005 options and 3,315,348 restricted share units.

(4)	Includes 2,625,623 shares available for issuance under the Amended and Restated Employee Share Purchase Plan as of December 31, 2019, of which 2,472,654 shares were issued with respect to the purchase period in effect as of December 31, 2019, which ended on February 29, 2020.

Security Ownership of Certain Beneficial Owners and Management
The following table provides information relating to the beneficial ownership of our ordinary shares as of March 31, 2020, by:
•	each of the named executive officers named in the summary compensation table on page 21;

•	each of our directors; and

•	all of our current executive officers and current directors as a group.

There were no shareholders known by us to own beneficially more than 5% of our ordinary shares (based on information supplied in Schedules 13D and 13G filed with the SEC). Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, and includes options that are currently exercisable or exercisable within 60 days of March 31, 2020. Except as indicated by footnote, and subject to community property laws where applicable, we believe the persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o Mellanox Technologies, Inc., 350 Oakmead Parkway, Suite 100, Sunnyvale, California 94085, Attention: Chief Financial Officer.

	Beneficial Ownership
Name of Beneficial Owner	Ordinary Shares	Options Exercisable within 60 Days	Restricted share Units Vesting or Settled within 60 Days	Shares Beneficially Owned	Percentage of Shares Outstanding (1)
Named Executive Officers and Directors:
Eyal Waldman (2)	1,900,974	—	14,126	1,915,100	3.4%
Doug Ahrens	5,457	—	2,063	7,520	*
Michael Kagan	168,912	—	6,038	174,950	*
Marc Sultzbaugh	89,908	—	4,419	94,327	*
Amir Prescher	62,470	—	6,759	69,229	*
Irwin Federman	45,121	—	422	45,543	*
Glenda Dorchak	15,671	—	422	16,093	*
Amal M. Johnson	44,088	—	422	44,510	*
Jack Lazar	6,238	—	422	6,660	*
Jon A. Olson	6,738	—	422	7,160	*
Umesh Padval	7,638	—	422	8,060	*
David Perlmutter	19,088	45,000	422	64,510	*
Steve Sanghi	27,638	—	422	28,060	*
Gregory Waters	6,238	—	422	6,660	*
All current executive officers and current directors as a group (14 persons)	2,406,179	45,000	37,203	2,488,382	4.4%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding ordinary shares.

(1)	The applicable percentage ownership for 5% shareholders, members of our Board, named executive officers and all current executive officers and current directors as a group is based on 56,235,157 ordinary shares outstanding as of March 31, 2020, together with applicable options and restricted share units for such shareholder. The applicable percentage ownership for the other beneficial owners listed in the table is based on the number of outstanding shares as of the dates indicated in the relevant Schedules 13D and 13G filings described in footnote 2 below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Ordinary shares subject to the options currently exercisable, or exercisable within 60 days of March 31, 2020, and ordinary shares underlying restricted share units that vest within 60 days of March 31, 2020 are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage ownership of any other person.

(2)	Includes 1,426,041 ordinary shares held by Waldo Holdings 2, a general partnership formed pursuant to the laws of Israel, of which Mr. Waldman is a general partner. Mr. Waldman has sole voting and dispositive power over all of these shares.

ITEM 13—
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Since the beginning of our last fiscal year, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $120,000 and in which any of our directors, executive officers, holders of more than 5% of our ordinary shares or any members of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
In addition, our audit committee, pursuant to its written charter which is available on our website as described below, is responsible for reviewing and, where required, approving related party transactions on an ongoing basis as required by the rules of the SEC and the Companies Law and the regulations promulgated thereunder. For purposes of compliance with U.S. rules and regulations, the audit committee conducts an appropriate review and oversight of all “
related party transactions
,” as required to be disclosed pursuant to Item 404 of Regulation
S-K
under the Exchange Act, for potential conflict of interest situations on an ongoing basis. The Company follows internal written procedures to review potential related party transactions, bring these potential related party transactions to the attention of the audit committee and review, approve or ratify, as necessary and appropriate, related party transactions. Under the Companies Law, our audit committee must also approve specified actions and transactions with office holders and controlling shareholders or in which an office holder or controlling shareholder has a Personal Interest. The audit committee is also required to determine whether any such action is material and whether any such transaction is an extraordinary transaction or non-negligible
transaction, for the purpose of approving such action or transaction as required by the Companies Law. Under the Companies Law, a “controlling shareholder” is a shareholder who has the ability to direct the Company’s activity, excluding an ability deriving merely from holding an office of director or another office in the Company, and a person will be presumed to control the Company if he or she holds 50% or more of (i) our voting rights or (ii) the rights to appoint our directors or general managers. For the purpose of “
transactions with an interested party
,” the Companies Law definition also includes a shareholder that owns 25% or more of the voting rights in the general meeting of the Company, if there is no other person who holds more than 50% of the voting rights in the Company. Two or more persons holding voting rights in the Company each of which has a Personal Interest in the approval of the transaction being brought for approval of the Company will be considered to be joint holders. The Company is not currently aware of any controlling shareholder, as such term is defined in the Companies Law. A copy of the audit committee charter is available on our website at www.mellanox.com under “Company—Investor Relations—Corporate Governance.”
Director Independence
The Board currently consists of ten directors. Our Corporate Governance Guidelines require that the Board be comprised of a majority of directors who qualify as independent directors as required under the rules of Nasdaq. The Board has determined that each of our directors, other than Mr. Waldman, our president and CEO, is independent under the director independence standards of Nasdaq.
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
Item 14—
Principal Accountant Fees and Services
Audit and
Non-Audit
Services
Subject to shareholder approval of the audit committee’s authority to determine remuneration for their services, the audit committee is directly responsible for the appointment, compensation and oversight of our independent auditors. In addition to its retention of Kost Forer Gabbay & Kasierer, the Israel-based member of Ernst & Young Global (“
EY Israel
”) to audit our consolidated financial statements for the fiscal year ended December 31, 2019, the audit committee retained EY Israel to provide other non-audit
and advisory services in 2019. The audit committee has reviewed all non-audit
services provided by EY Israel in 2019 and has concluded that the provision of such non-audit
services was compatible with maintaining EY Israel’s independence and that such independence has not been impaired.
Set forth below are the aggregate fees billed for professional services rendered for the fiscal years ended December 31, 2018 and 2019 by EY Israel.

	Fiscal Year Ended December 31,
Service Category	2019	2018
Audit Fees	$1,121,000	$867,000
Audit-Related Fees	86,200	21,200
Tax Fees	189,100	80,000
All Other Fees	3,500	17,000

Total	$1,399,800	$985,200

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
Item 15—
Exhibits and Financial Statement Schedules
(a)	Documents filed as part of this report.

1.
Financial Statements.
The financial statements and report of the independent registered public accounting firm have been included in Part II, Item 8 of our Annual Report on Form
10-K
filed on February 20, 2020.
2.
Financial Statement Schedules.
All financial statement schedules have been included in Part IV, Item 15 of our Annual Report on Form
10-K
filed on February 20, 2020 or they are either inapplicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
All other schedules have been omitted because they are not applicable or not required, or the information is included in the Consolidated Financial Statements or Notes thereto.
3.
Exhibits.
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.
(b)	Exhibits.

INDEX TO EXHIBITS

Exhibit No.			Description of Exhibit
2.1	(1)	*	Agreement and Plan of Merger, dated as of March 10, 2019, by and between NVIDIA Corporation, NVIDIA International Holdings, Inc., Teal Barvaz Ltd. and Mellanox Technologies, Ltd.

3.1	(2)		Amended and Restated Articles of Association of Mellanox Technologies, Ltd. (as amended on May 24, 2018).

4.1	(3)		Description of Securities of Mellanox Technologies, Ltd. Registered under Section 12 of the Exchange Act.

10.1	(4)	**	Mellanox Technologies, Ltd. Third Amended and Restated Global Share Incentive Plan (2006).

10.2	(5)	**	Mellanox Technologies, Ltd. Second Amended and Restated Global Share Incentive Plan (2006).

10.3	(6)	**	Mellanox Technologies, Ltd. Fourth Amended and Restated Global Share Incentive Plan (2006).

10.3	(7)	**	First Amendment to the Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.

10.4	(8)	**	Mellanox Technologies, Ltd. Amended and Restated Employee Share Purchase Plan.

10.5	(9)	**	Voltaire Ltd. 2007 Incentive Compensation Plan.

10.6	(10)	**	Voltaire Ltd. 2003 Section 102 Stock Option/Stock Purchase Plan.

10.7	(11)	**	Voltaire Ltd. 2001 Section 102 Stock Option/Stock Purchase Plan.

10.8	(12)	**	Voltaire Ltd. 2001 Stock Option Plan.

10.9	(13)	**	Kotura, Inc. Second Amended and Restated 2003 Stock Plan.

10.10	(14)	**	IPtronics, Inc. 2013 Restricted Stock Unit Plan.

10.11	(15)	**	Mellanox Technologies, Ltd., Global Share Incentive Assumption Plan (2010).

10.12	(16)	**	EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan.

10.13	(17)	**	Amendment to EZchip Semiconductor Ltd. 2003 Amended and Restated Equity Incentive Plan, dated January 7, 2014.

10.14	(18)	**	EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan.

10.15	(19)	**	Amendment to EZchip Semiconductor Ltd. 2007 U.S. Equity Incentive Plan, dated September 10, 2013.

10.16	(20)	**	Amended and Restated EZchip Semiconductor Ltd. 2009 Equity Incentive Plan.

10.17	(21)	**	Form of Indemnification Undertaking made by and between Mellanox Technologies, Ltd. and each of its directors and executive officers.

10.18	(22)	**	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for U.S. Executives.

10.19	(23)	**	Form of Mellanox Technologies, Ltd. Executive Severance Benefits Agreement for Israel Executives.

10.20	(24)	**
Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For All Participants (Other than Participants in Israel) under the Third Amended and Restated Global Share Incentive Plan (2006).

10.21	(25)	**	Form of Restricted Share Unit Award Grant Notice and Restricted Share Unit Award Agreement For Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006).

10.22	(26)	**
Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in the United States under the Third Amended and Restated Global Share Incentive Plan (2006).

10.23	(27)	**	Form of Performance Share Unit Award Grant Notice and Performance Share Unit Award Agreement for Participants in Israel under the Third Amended and Restated Global Share Incentive Plan (2006).

10.24	(28)		Lease Contract, dated March 1, 2011, by and between the Company, as tenant, and Sha’ar Yokneam, Registered Limited Partnership, as landlord (as translated from Hebrew).

10.25	(29)		Lease Agreement, dated April 9, 2017, by and between the Company, as tenant, and Rubinstein Buildings Ltd., as landlord (as translated from Hebrew).

10.26	(30)		Settlement Agreement, dated as of June 19, 2018, among Mellanox Technologies, Ltd. and Starboard Value LP and certain of its affiliates.

10.27	(31)	**	Offer Letter, dated as of December 20, 2018, between Mellanox Technologies, Inc. and Doug Ahrens.

10.28	(32)	**	Executive Severance Benefits Agreement, dated as of December 16, 2018, between Mellanox Technologies, Ltd. and Doug Ahrens.

10.29	(33)		Voting Agreement, dated as of March 10, 2019, by and between Eyal Waldman and NVIDIA International Holdings, Inc.

10.30	(34)	***	Technology License Agreement, dated as of January 21, 2019, by and between Mellanox Technologies, Ltd. and H3C Technologies Co.

10.31	(35)	**	Amended and Restated Executive Severance Benefits Agreement, dated July 22, 2019 between Eyal Waldman and the Company.

21.1	(36)		List of Company Subsidiaries.

23.1	(37)	Consent of Kost, Forer, Gabbay and Kasierer, a member of EY Global, independent registered public accounting firm.

24.1	(38)	Power of Attorney (previously filed).

31.1	(39)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(40)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(41)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(42)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(43)	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	(44)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	(45)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(46)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(47)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	(48)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.1	(49)	Cover Page Interactive Data File to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (embedded within the Inline XBRL document and included in Exhibit 101).

104.2	†	Cover Page Interactive Data File to Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (embedded within the Inline XBRL document).

(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(3)	Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(4)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2018.
(5)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.

(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on July 25, 2019.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on July 29, 2016.
(8)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A (SEC File No. 001-33299) filed on April 19, 2012.
(9)	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(10)	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(11)	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(12)	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (File No. 333-172093) filed on February 7, 2011.
(13)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-190631) filed on August 15, 2013.
(14)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-189720) filed on July 1, 2013.
(15)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on February 7, 2011.
(16)	Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(17)	Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(18)	Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(19)	Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(20)	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (SEC File No.333-209808) filed on February 29, 2016.
(21)	Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 16, 2018.
(22)	Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(23)	Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.

(24)	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(25)	Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(26)	Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(27)	Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 3, 2018.
(28)	Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on March 7, 2011.
(29)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 5, 2017.
(30)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on June 19, 2018.
(31)	Incorporated by referenced to Exhibit 10.27 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 21, 2019.
(32)	Incorporated by referenced to Exhibit 10.28 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 21, 2019.
(33)	Incorporated by referenced to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-33299) filed on March 11, 2019.
(34)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on May 9, 2019.
(35)	Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-33299) filed on August 1, 2019.
(36)	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(37)	Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(38)	Incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(39)	Incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(40)	Incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(41)	Incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.

(42)	Incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(43)	Incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(44)	Incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(45)	Incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(46)	Incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(47)	Incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(48)	Incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.
(49)	Incorporated by reference to Exhibit 104.1 to the Company’s Annual Report on Form 10-K (SEC File No. 001-33299) filed on February 20, 2020.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Mellanox Technologies, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 23, 2020.

MELLANOX TECHNOLOGIES, LTD.

By:	/s/ EYAL WALDMAN
Eyal Waldman President and Chief Executive Officer (principal executive officer)